Form 10QSB
period 2000-01-31
NESCO INDUSTRIES INC
filed 2000-03-15
CIK 1099609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2000

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to                       .
                               --------------------    ---------------------

                         COMMISSION FILE NUMBER: 0-28307

                             NESCO INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                       13-3709558
--------------------------------               ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                                12-12 43rd Avenue
                           Long Island City, NY 11101
                    ----------------------------------------
                    (Address of principal executive offices)

                                  212/829-0880
                                  ------------
              (Registrant's telephone number, including area code)

              570 Lexington Avenue, Third Floor, New York, NY 10022
              -----------------------------------------------------
              (Former name, former address and former fiscal year
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ]   Yes    [X]    No (Registrant has not been a reporting company for 90 days)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, par value $.01, was 6,614,963 as of January 31, 2000

Traditional small business issuer format:   Yes [ ]          No [X]

                             NESCO INDUSTRIES, INC.
                                      INDEX


PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated  Balance Sheets --
         January 31, 2000 (unaudited) and April 30, 1999...................   3

         Consolidated Statements of Operations--unaudited
         for the three months ended January 31, 2000 and
         1998, and the nine months ended January 31, 2000..................4, 5

         Consolidated Statements of Cash Flows--unaudited
         for the six months ended January 31, 2000 and 1999................   6

         Notes to Consolidated Financial Statements........................   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................   9


PART II:  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8K.........................  13

Signatures.................................................................  13

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                                                       January 31,     April 30,
                                                                           2000          1999
                                                                       -----------    ----------
                                                                       (Unaudited)
Current  Assets:
  Cash and equivalents                                                 $   15,509     $   97,765
  Accounts receivable                                                   3,667,359      2,822,824
  Investment in joint venture                                               3,420          3,420
  Unbilled costs and estimated earnings in excess
       of billings on uncompleted contracts                             1,102,894        211,961
  Prepaid taxes and expenses                                                  230         40,796
  Deferred income taxes                                                    94,600         94,600
                                                                       ----------     ----------
     Total current assets                                               4,884,012      3,271,366
                                                                       ----------     ----------
Fixed assets, net                                                         383,684        367,479
Intangibles, net                                                          515,973
Other assets                                                              114,244        109,714
                                                                       ----------     ----------
                                                                       $5,897,913     $3,748,559
                                                                       ----------     ----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          2000           1999
                                                                       ----------     ----------
Current  Liabilities:
  Accounts payable and accrued expenses                                $2,909,790     $2,099,956
  Notes payable, equipment                                                 13,341         15,221
  Loans payable, shareholders                                             988,441        188,441
  Billing in excess of costs and estimated
       earnings on uncompleted contracts                                  711,992        474,210
  Income taxes                                                             61,567        166,873
  Taxes, other than income                                                 42,765         18,565
                                                                       ----------     ----------
     Total current liabilities                                          4,727,896      2,963,266
Notes payable, equipment                                                                  10,912
                                                                       ----------     ----------
     Total liabilities                                                  4,727,896      2,974,178
                                                                       ----------     ----------

Stockholders' Equity:
  Common stock, $.001 par value
      Authorized 25,000,000 shares
      Issued and outstanding 6,614,963 shares at January 31, 2000
      and 6,250,000 shares at April 30, 1999 and January 31, 1999           6,615          6,250
  Capital in excess of par value                                          883,185        383,550
  Retained earnings                                                       280,217        384,581
                                                                       ----------     ----------
                                                                        1,170,017        774,381
                                                                       ----------     ----------
                                                                       $5,897,913     $3,748,559
                                                                       ----------     ----------

The accompanying Notes are an integral part of these financial statements.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDING JANUARY 31, 2000 AND 1999


                                                           January 31,
                                                 -----------------------------
                                                     2000              1999
                                                 -----------       -----------
                                                          (Unaudited)

Earned Revenues                                  $ 3,547,858       $ 3,067,018
Cost of earned revenues                            2,862,276         2,421,264
                                                 -----------       -----------
     Gross profit                                    685,582           645,754
General and administrative expenses                  657,297           615,159
                                                 -----------       -----------
Operating income                                      28,285            30,595
                                                 -----------       -----------
Other Income (Expense):
      Gain on disposal of fixed asset                                      736
      Interest expense, net                          (14,940)           (2,837)
                                                 -----------       -----------
Income before income taxes                            13,345            28,494
Income tax expense                                    20,185            24,077
                                                 -----------       -----------
      Net Income (Loss)                          $    (6,840)      $     4,417
                                                 -----------       -----------
Basic and diluted earnings (loss) per share             --                --
                                                 -----------       -----------
Common and dilutive shares                         6,614,963         6,250,000
                                                 -----------       -----------

The accompanying Notes are an integral part of these financial statements.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDING JANUARY 31, 2000 AND 1999


                                                           January 31,
                                                 -----------------------------
                                                     2000               1999
                                                 -----------       -----------
                                                          (Unaudited)

Earned Revenues                                  $ 9,815,047       $ 9,075,815
Cost of earned revenues                            8,007,429         7,340,960
                                                 -----------       -----------
     Gross profit                                  1,807,618         1,734,855
General and administrative expenses                1,894,479         1,661,154
                                                 -----------       -----------
Operating income (loss)                              (86,861)           73,701
                                                 -----------       -----------
Other Income (Expense):
       Income/(Loss) from Joint Venture                                (12,381)
       Gain on disposal of fixed asset                                     736
       Interest expense, net                         (28,821)           (9,635)
                                                 -----------       -----------
Income (loss) before income taxes                   (115,682)           52,421
Income tax expense (recovery)                        (11,317)           68,167
                                                 -----------       -----------
      Net Loss                                   $  (104,365)      $   (15,746)
                                                 -----------       -----------
Basic and diluted earnings (loss) per share            (0.02)             --
                                                 -----------       -----------
Common and dilutive shares                         6,540,288         6,250,000
                                                 -----------       -----------

The accompanying Notes are an integral part of these financial statements.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDING JANUARY 31, 2000 AND 1999

                                                                                    January 31,
                                                                          -----------------------------
                                                                             2000                1999
                                                                          -----------       -----------
                                                                                    (Unaudited)
Cash Flows from Operating Activities:
   Net loss                                                               $  (104,365)      $   (15,746)
       Adjustments to reconcile net income (loss) to
       net cash provided (used) by operating activities:
           Depreciation and amortization                                       92,254            38,956
           Gain on disposal of fixed asset                                                         (736)
           Deferred income taxes                                                               (277,000)
           Changes in operating assets and liabilities:
              Accounts receivable                                            (844,535)       (1,433,225)
              Prepaid expenses and taxes                                       40,566            40,556
              Unbilled costs and estimated earnings in excess
                  of billings on uncompleted contracts                       (890,933)         (156,612)
              Other assets                                                     (4,530)          (85,004)
              Accounts payable and accrued expenses                           809,834         1,262,607
              Income taxes                                                   (105,306)          188,863
              Taxes other than income                                          24,200             2,100
              Billings in excess of costs and estimated
                  earnings on uncompleted contracts                           237,782           248,357
                                                                          -----------       -----------
                    Net cash provided (used) by operating activities         (745,029)         (186,884)
                                                                          -----------       -----------
Cash Flows from Investing Activities:
   Purchase of fixed assets                                                   (36,575)         (322,444)
   Acquisition and intangibles                                                (87,860)
   Advances to joint venture, net                                                                12,381
                                                                          -----------       -----------
                    Net cash provided (used) by investing activities         (124,435)         (310,063)
                                                                          -----------       -----------
Cash Flows from Financing Activities:
   Payment of equipment notes                                                 (12,792)          (10,181)
   Borrowings from shareholder loans                                          800,000             9,000
                                                                          -----------       -----------
                    Net cash provided (used) by financing activities          787,208            (1,181)
                                                                          -----------       -----------
Net increase (decrease) in cash and equivalents                               (82,256)         (498,128)
Cash and equivalents, beginning                                                97,765           631,853
                                                                          -----------       -----------
Cash and equivalents, ending                                              $    15,509       $   133,725
                                                                          -----------       -----------


The accompanying Notes are an integral part of these financial statements.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Operations and Significant Accounting Policies)

   General:

   The consolidated interim financial statements, and accompanying Notes, included herein have been prepared by NESCO Industries, Inc., (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for interim periods. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results of the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to stockholders (Form 10-SB for the fiscal year ended April 30, 1999).

   Basis of Presentation and Principles of Consolidation:

   The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

   The financial statements as of January 31, 2000 and 1999 and for the nine months ended January 31, 2000 and 1999 and the three months ended January 31, 2000 and 1999 are unaudited; however, in the opinion of management such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

   Use of Estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. In these financial statements; assets, liabilities, and earnings from contracts involve extensive reliance on management's estimates. Actual results could differ from those estimates.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Revenue and Cost Recognition:

   Earned revenues are recorded using the percentage of completion method. Under this method, earned revenues are determined by reference to Company's engineering estimates, contract expenditures incurred, and work performed. The calculation of earned revenue and the effect on several asset and liability amounts based on the common industry standard revenue determination formula of actual costs-to-date compared to total estimated job costs. Due to uncertainties inherent in the estimation process, and uncertainties relating to future performance as the contracts are completed, it is at least reasonably possible that estimated job costs, in total or on individual contracts, will be revised. When a loss is anticipated, the entire amount of the estimated loss is provided for in the period.

   The asset, "unbilled costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

   Cash and Equivalents:

   The Company classifies highly liquid debt instruments, purchased with a maturity of six months or less, as cash equivalents. The carrying amount approximates fair value due to the short maturity of the investments.

Item 2. Management's Discussion And Analysis Of Financial
        Condition And Results Of Operations

     When used in this discussion, the words "expect(s)", believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the possible results described in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

     You should read the following discussion and analysis in conjunction with the financial statements and related notes that comprise Item I of this Report.

GENERAL

     NESCO Industries, Inc. was incorporated in March 1993 as Coronado Communications Corp. In March 1998, NESCO, which was then inactive, acquired all of the outstanding capital stock of National Abatement Corp. ("NAC"), a corporation engaged primarily in asbestos abatement services, and NAC Environmental Services Corp. ("NES"), a provider of a variety of other environmental remediation services. As a result of this acquisition, which was the result of arms length negotiation between previously non-affiliated parties, the former shareholders of NAC acquired 5,000,000 shares or 80% of the total outstanding immediately following the acquisition. For accounting purposes, NAC was treated as the acquiring corporation. Thus, the historical financial statements of NAC prior to this acquisition date are deemed to be the historical financial statements of the Company.

RESULTS OF OPERATIONS

     The following table presents selected consolidated financial data for the periods indicated expressed as a percentage of earned revenues:

-------------------------------------------------------------------------------------------------------------
                                               YEAR ENDED       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                APRIL 30,          JANUARY 31,            JANUARY 31,
                                                  1999                2000                   2000
-------------------------------------------------------------------------------------------------------------
Earned revenues .........................        100.00                100.00                 100.00
Cost of earned revenues .................         79.7                  80.7                   81.6
-------------------------------------------------------------------------------------------------------------
   Gross profit..........................         20.3                  19.3                   18.4
   General and administrative
     expense (excluding depreciation)....         20.8                  17.5                   18.4
   Depreciation..........................          0.5                   1.0                    0.9

-------------------------------------------------------------------------------------------------------------
   Operating income (loss)...............         (1.0)                  0.8                    (.9)
   Other income (expense)................          (.2)                  (.4)                   (.3)
   Taxes.................................           .2                   (.6)                   (.1)

-------------------------------------------------------------------------------------------------------------
Net loss ................................         (1.0)                  (.2)                  (1.1)
-------------------------------------------------------------------------------------------------------------

THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2000 AND 1999

The following table sets forth our revenues by operating area in the periods indicated:

-------------------------------------------------------------------------------------------
                                           Three Months Ended          Nine Months Ended
                                            January 31, 2000           January 31, 2000
-------------------------------------------------------------------------------------------
Asbestos abatement                               $2,515,319                $7,804,229
-------------------------------------------------------------------------------------------
Indoor air quality services                         454,324                   833,899
-------------------------------------------------------------------------------------------
Other environmental services                        578,215                 1,176,919
-------------------------------------------------------------------------------------------
TOTAL                                            $3,547,858                $9,815,047
-------------------------------------------------------------------------------------------


Quarter ended January 31, 2000 and 1999:

In the three months ended January 31, 2000, our cost of earned revenues increased slightly more on a percentage basis than the increase in revenues. As a result, our gross profit margin decreased to 19.3% in the three months ended January 31, 2000, compared to 21.1% in the three months ended January 31, 1999.

Our general and administrative expenses also rose in the first three months of the current fiscal year revenues rose faster than and gross profit. As a result, we had a net loss of $6,840 in the three months ended January 31, 2000, versus net income of $4,417 in the comparable 1999 period. The increase in general and administrative expense was due primarily to increases in occupancy costs, depreciation and amortization and payroll associated with staffing of our indoor air quality operations.

Nine Months ended January 31, 2000 and 1999:

In the nine months ended January 31, 2000, our cost of earned revenues increased slightly more on a percentage basis than the increase in revenues. As a result, our gross profit margin decreased to 18.4% in the nine months ended January 31, 2000, compared to 19.1% in the nine months ended January 31, 1999.

Our general and administrative expenses also rose in the first nine months of the current fiscal year revenues rose faster than and gross profit. As a result, we had a net loss of $104,365 in the nine months ended January 31, 2000, versus a net loss of $15,746 in the comparable 1999 period. The increase in general and administrative expense was due primarily to increases in occupancy costs, depreciation and amortization and payroll associated with staffing of our Indoor Air Quality operations.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our working capital position at the end of the fiscal periods indicated:

-----------------------------------------------------------------------------------------------------
                                      Nine Months Ended                 Fiscal Year Ended
                                       January 31, 2000                   April 30, 1999
-----------------------------------------------------------------------------------------------------
Current assets                           4,884,012                            $3,271,366
-----------------------------------------------------------------------------------------------------
Current liabilities                      4,727,896                            $2,963,266
-----------------------------------------------------------------------------------------------------
Working Capital                            156,116                            $  308,100
-----------------------------------------------------------------------------------------------------


Our cash and cash equivalents declined from $97,765 at April 30, 1999 to $15,509 at January 31, 2000, notwithstanding our receipt of net shareholder loans totaling $800,000 in the nine months ended January 31, 2000. The decline in cash and cash equivalents was primarily as a result of operating activities ($745,029) and the purchase of fixed assets ($124,435).

Our accounts receivable increased significantly in the year ended April 30, 1999, to $2,822,824 from $2,184,516 at April 30, 1998. This increase was the result of a greater percentage of projects in which we performed as a subcontractor rather than contracting directly with the owner. Accounts receivable on projects in which we bill a general contractor rather than the owner of the project tend to be outstanding for a longer period. In addition, we experienced a general slowdown in accounts receivable collection in the second half of the year attributable in part to the relocation of our administrative and executive offices in the third quarter, and the temporary loss of key administrative personnel in the third and fourth quarter. Our receivables turnover ratio for the year ended April 30, 1999 (i.e., revenues divided by average accounts receivable in the period) was 3.86.

Our accounts receivable at January 31, 2000 were $3,667,359, and our receivables turnover for the first nine months of the current year was 4.02.

As stated above to provide working capital in the current fiscal year, we have borrowed a total of $800,000, net of repayments, during the current fiscal year from Petrocelli Industries, Inc., a company controlled by Santo Petrocelli, Sr., our Chairman, President and Chief Executive Officer. The total amount due to Petrocelli Industries at January 31, 2000 was $988,441. The loan from Petrocelli Industries bears interest at 10% per annum, payable monthly. Terms for the repayment of the loan principal have not been established, and we consider this loan to be repayable on demand.

In the quarter ended July 31, 1999, we acquired certain assets now used in our Indoor Air Quality from an unrelated third party for $137,860 and the issuance of 364,963 shares of common stock. The cash used to acquire these assets was provided by the loan from Petrocelli Industries that is described in the preceding paragraph.

With the additional working capital provided by the borrowings from Petrocelli Industries, we expect to be able to finance our operating cash needs with cash generated by operations. We have investigated the possibility of raising additional equity capital, however, to provide increased liquidity, to fund increased business activity and to be in a position to take advantage of acquisition opportunities should they arise. At the present time, however, we have no commitments for any additional financing, and we are not assured of success in raising any additional capital in our planned public offering.

YEAR 2000

We have completed our assessment of year 2000 issues and believes that the consequences of such issues has not had and in the future will not have a material effect on our business, results of operations or financial condition, without taking into account any efforts by the Company to avoid such consequences.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in either assets or liabilities. As amended in June 1999 by SFAS No. 137 this statement is effective for all fiscal years beginning after June 15, 2000, and is not to be applied retroactively to financial statements for prior periods. The impact of the adoption of the standard has not been determined.

                           PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit                            Exhibit Title
            -------                            -------------
            27                                 Financial Data Schedule

        (b) Reports on Form 8-K

            None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                            NESCO INDUSTRIES, INC.


DATE:  March 15, 2000                      By: /s/ Lawrence S. Polan
                                               -------------------------
                                               Lawrence S. Polan,
                                               Chief Financial Officer