Form 10KSB
period 2000-04-30
NESCO INDUSTRIES INC
filed 2000-08-15
CIK 1099609

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[   ]                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2000

[   ]                      TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------   ------------

                        Commission file number 000-28307

                              NESCO INDUSTRIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                   13-3709558
---------------------------------         ---------------------------------
  (State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

1212 43rd Avenue, Long Island City, New York                        11101
--------------------------------------------                     ----------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  718/937-5333
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered

         None                                         None
-------------------                  -----------------------------------------

          Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ----    ----

Check if there is disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were: $12,559,925
                                                            -----------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, at July 31, 2000, was $807,481.

At July 31, 2000, the registrant had 6,614,963 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:       Yes       No  X
                                                         ----     ----

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

                                     PART I


Item 1.    Description of Business...............................................................         1

Item 2.    Description of Property...............................................................         8

Item 3.    Legal Proceedings.....................................................................         9

Item 4.    Submission of Matters to a Vote of Security Holders...................................        10


                                     PART II

Item 5.    Market Price of and Dividends on Common Equity and Other Shareholder Matters..........        11

Item 6.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations............................................................................        13

Item 7.    Financial Statements..................................................................        17

Item 8.    Changes in and Disagreements With Accountants.........................................        17


                                    PART III

Item 9.    Directors, Executive, Officers, Promoters and Control Persons; Compliance With
           Section 16(a) of the Exchange Act.....................................................        18

Item 10.   Executive Compensation................................................................        19

Item 11.   Security Ownership of Certain Beneficial Owners and Management........................        21

Item 12.   Certain Relationships and Other Transactions..........................................        23

Item 13.   Exhibits and Reports on Form 8-K......................................................        23

           Financial Statements..................................................................    F-1 to F-25

SIGNATURES ......................................................................................        24

           Exhibit Index.........................................................................        25

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

(a) Business Development:

NESCO Industries, Inc. (hereinafter sometimes referred to as "we" or the "Company") is principally engaged in providing asbestos abatement services, indoor air quality monitoring, testing and remediation, and other environmental services through its wholly-owned subsidiaries, National Abatement Corp., NAC Environmental Services, Inc. and NAC/Indoor Air Professionals, Inc.

The Company was incorporated in Nevada in March 1993, and was inactive for a number of years until it acquired National Abatement Corp. and NAC Environmental Services Corp. in March 1998. National Abatement Corp. ("NAC") was incorporated in May 1988 to provide asbestos abatement services primarily in the greater metropolitan New York City area, and today is a full service asbestos abatement contractor. NAC Environmental Services, Inc., ("NACE") was incorporated in May 1993. It is a provider of environmental services such as subsurface soils/groundwater remediation, Phase I and Phase II environmental site assessments and underground storage tank management and remediation.

In June 1999 we formed NAC/Indoor Air Professionals, Inc. ("NAC/IAP") through which we provide indoor air quality monitoring, testing and remediation services, primarily in New York, New Jersey and Connecticut. Prior to the organization of NAC/IAP, we provided limited air quality services through NACE.

(b) Business of the Issuer:

(b)(1) Principal products and services and their markets:

(b)(1)(A). National Abatement Corp.

NAC has expertise in all types of asbestos abatement including removal and disposal, enclosure (constructing structures around asbestos-containing area) and encapsulation (spraying asbestos-containing materials with an approved sealant). Asbestos abatement is principally performed in commercial buildings, hospitals, government and institutional buildings, universities and industrial facilities. NAC's revenues in the past three fiscal years ended April 30 were as follows: 2000 - $10,114,108 (80.1% of total Company revenues); 1999 - $9,819,053
(84.7% of total Company revenues); and 1998 - $11,071,751 (92.3% of total revenues).

Asbestos is a fibrous mineral found in rock formations around the world that was used extensively as a construction material and in construction-related products as a fire retardant and insulating material prior to the early 1970s. Asbestos also was used as a component in a variety of building materials (such as plaster, drywall, mortar and building block) and in caulking, tile adhesives, paint, roofing felts, floor tile and other surfacing materials.

In the early 1970s, it became widely recognized that inhalation or ingestion of asbestos fibers caused a number of diseases, including asbestosis (a debilitating pulmonary disease), lung cancer and mesothelioma (a cancer of the abdominal and lung lining). The Environmental Protection Agency ("EPA") banned the use of asbestos as a construction material in 1973, and the federal government subsequently banned the use of asbestos in other building materials as well. Most structures built before 1973, however, contained asbestos in some form. The asbestos abatement industry grew rapidly in the 1980s due to increasing awareness and concern over health hazards associated with asbestos, legislative action mandating safety standards and requiring abatement in certain circumstances, and economic pressures on building owners seeking to satisfy the requirements of financial institutions, insurers and tenants. The market first leveled off and then declined in the 1990s as building owners and facilities managers developed containment and management programs and procedures that were less costly than removal.

NAC provides its services on a project contract basis. Individual projects are competitively bid, although many requests for bids from private owners are subject to changes in specifications, additions and other factors with the result that the final terms are negotiated. The majority of contracts undertaken are on a fixed price basis with monthly billings based upon percentage of completion or a schedule of values, less retainage. The lengths of the contracts are typically less than one year; however, larger projects may require two or three years to complete. Responsibility for each contract is assigned to a project manager who coordinates the project until its completion. NAC provides its asbestos abatement services using a qualified labor force in accordance with regulatory requirements, contract specifications and operating procedures manual, which describes worker safety and protection procedures, air monitoring protocols and abatement methods.

NAC's asbestos abatement operations generally have been concentrated in the tri-state New York, New Jersey and Connecticut regions. NAC faces formidable competition in this market, and its margins have declined in recent years. Prior to last year, NAC had been involved in a joint venture project in Pennsylvania. NAC is licensed and/or certified in all jurisdictions where required by its current work in order to conduct its operations. In addition, certain management and staff members are licensed and/or certified by various governmental agencies as asbestos abatement supervisors and workers. Disposal of hazardous material is subcontracted to licensed haulers who transport the material to a licensed landfill or other disposal facility. A "chain of custody" for the material is set forth in a waste manifest on which each step in the disposal process is accounted for.

Since NAC is able to perform asbestos abatement work throughout the year, the business is not considered seasonal in nature. However, it is affected by the timing of large contracts.

(b)(1)(B) NAC Environmental Services, Inc.

NAC Environmental Services Corp. is a full service environmental firm with a focus on remediation, closure and cost effectiveness. NACE's staff consists of environmental engineers, hydrogeologists, environmental scientists, project managers and field technicians. NACE has established long term relationships with many fortune 500 companies, institutional and military organizations. Services offered by NACE include Phase I, II, and III environmental assessments, including underground storage tank removals, injection well closures, soil and groundwater treatment systems, contaminated soil removal and emergency response.

The following is a brief summary of our environmental assessment services:

Phase I: A Phase I site assessment is undertaken to identify potential environmental concerns at a subject property. The process is non-invasive, utilizing site visits, historical review, regulatory review, etc. to develop a competent environmental survey of the subject property.

Phase II: Once an environmental concern has been identified (i.e., an underground storage tank, evidence of hazardous waste, etc.), a Phase II assessment or investigation will take place. This investigation could include drilling, ground penetrating radar, leaching pools sampling, etc. As part of the investigation, samples are collected and analyzed to determine the presence and/or absence of contamination.

Phase III: Once contamination is confirmed, an appropriate remedial action plan is designed and implemented, based upon the nature and severity of the contamination and the current conditions of the subject property. Remediation could take place in the form of soil vapor extraction, ground water pump and treatment systems, and many other options.

In satisfying our customers' needs, NACE generally provides inspection, various testing services and project planning and management services directly, and subcontracts with other environmental service providers for such specialized services as hazardous waste removal, transportation and disposal.

(b)(1)(C) NAC/Indoor Air Professionals, Inc.

NAC/IAP provides indoor air quality testing, monitoring and remediation services. Upon its organization, NAC/IAP took over the indoor air quality testing and remediation activities previously conducted by NACE. In July 1999, operations were expanded by acquiring the name and certain other assets from, and hiring personnel formerly employed by, a Long Island, New York based air quality contractor. The acquisition price of $637,860 was paid through the issuance of common stock valued at $500,000 and cash. The purchase price was allocated $500,000 to "goodwill", $50,000 to covenants not to compete, and the balance to other assets.

NAC/IAP offers an integrated approach to indoor air quality (IAQ) issues by offering investigative services, mechanical hygiene through HVAC system cleaning and engineering redesign, and microbiological decontamination. IAQ is an important concern in a wide variety of industries and facilities, including hospitals and other health care facilities, pharmaceutical and medical device companies, food manufacturing facilities, cruise ships, commercial and government office buildings, laboratories, universities, schools and retail outlets. This concern results from increased awareness of health, mechanical and fire hazards, related litigation exposure, and compliance with federal and state IAQ mandates. As a result of increased awareness of IAP as a health issue, terms such as "Sick Building Syndrome", "Legionnaire's Disease" and "Building Related Illness" have come into common use.

As a member of the National Air Duct Cleaners Association, NAC/IAP practices source removal techniques to provide a level of cleaning in compliance with the Association's 1992-01 industry standard.

NAC/IAP owns and operates the latest in source removal cleaning equipment. Its present service area includes primarily the New York/New Jersey/ Connecticut Tri-State area. The Company is aggressively seeking to expand NAC/IAP's service area to include the entire Atlantic seaboard and Puerto Rico.

(b)(1)(D) Backlog

At April 30, 2000, we had contracts, including contract work in progress, representing future revenues of approximately $3,862,000. At year end 1999 and 1998, we had contracts pending representing future revenues of approximately $1,691,000 and $1,325,000, respectively.

(b)(2) Distribution Methods:

We undertake work primarily pursuant to written "fixed price" contracts which are obtained through competitive bidding, or on a negotiated, non-bid basis. Work performed in excess of the original contract amount is usually done pursuant to change order. The incidence of time and material contracts, and unit price contracts are not significant.

In marketing our services, we rely principally on a Company-employed sales staff and upon the efforts of our operating and executive management team who regularly call upon existing and prospective customers. We also utilize a number of independent sales representatives. As the breadth of the services that we offer has expanded beyond asbestos abatement to include indoor air quality and general environmental services, cross selling and cross referrals among its operating subsidiaries has increased and is emphasized by management to take advantage of the working relationships which we have developed over the years with industrial, commercial, engineering and other professional concerns in its service area.

We supplement our direct sales effort through regular advertising in trade publications, direct mailings to selected industrial and engineering firms (e.g., in the IAQ area, to industries that are most affected by IAQ issues), strategic telemarketing and regular participation in industry conferences and trade shows.

(b)(3) New Products or Services:

Prior to the organization of NAC/IAP in June 1999, the indoor air quality segment of our business was not significant. We are now actively promoting that service segment, and presently expects NAC/IAP to generate approximately 10% of total Company revenues in the current fiscal year.

(b)(4) Competition:

The environmental services industry is highly competitive and fragmented. We face competition from local owner-operated service contractors and from national and regionally based companies that perform a variety of industrial and environmental services. Competition in this market is based primarily on hourly rates, productivity, safety, innovative approaches and quality of service. A substantial portion of work in our service areas is performed pursuant to contracts obtained through competitive bidding. Among qualified bidders, price usually is the determining factor.

(b)(5) Sources of Supply:

We purchase job related materials and equipment from several vendors. We are not dependent on purchasing from any one vendor, as there are a number of sources of supply.

(b)(6) Major Customers:

Our customers include owners of commercial real estate, managing agents and general contractors, industrial facilities and hospitals and educational institutions. During the fiscal year ended April 30, 2000, approximately 89% of our operating revenues were derived from commercial and industrial clients, and approximately 11% was derived from institutional customers such as educational institutions and hospitals. The mix for the prior fiscal year was approximately 80% commercial and industrial, and 20% institutional.

Due to the nature of our business, which involves contracts that are often completed within one year, customers that account for a significant portion of revenue in one year may not represent a significant portion of revenue in subsequent years. We do not believe that the loss of future business from any single customer would have a material adverse effect on its results of operations or financial position taken as a whole.

No single customer of the Company accounted for more than 10% of its revenues in any of the past three fiscal years.

(b)(7) Patents, Trademarks, Licenses, etc.

We do not consider intellectual property (apart from trade secrets concerning customer and bidding information) to be significant to our operations.

(b)(8) and (9) Governmental Approvals and Regulations:

A core component of our business is advising and assisting its customers in complying with local, state and federal laws and regulations concerning the environment. With respect to asbestos abatement services, numerous regulations at the federal, state and local levels impact the industry, including the EPA's Clean Air Act and Occupational Safety and Health Administration ("OSHA") requirements.

EPA regulations provide national emissions standards for asbestos abatement. These standards mandate detailed procedures for collection, waste disposal, handling and shipment of asbestos. The EPA regulations require precise methods for accomplishing various aspects of asbestos abatement and include specifications on:

         o    temporary storage of asbestos;

         o    air test protocols;

         o    air cleaning devices;

         o    record maintenance;

         o placement, content and size of signs and labels warning of the presence of asbestos and associated health risks; and

         o    reporting requirements to the EPA.

In addition, the EPA requires schools to inspect for asbestos and implement response actions and submit asbestos management plans to States. These regulations specify the use of accredited inspectors, air sampling methods and waste disposal procedures. The EPA also has notification requirements before removal operations can begin.

The health and safety of personnel involved in the removal of asbestos is protected by OSHA regulations. These regulations provide worker protection measures and standards for asbestos exposure in all work and include specifications on:

         o    worker training;

         o    engineering controls;

         o    labeling respiratory protection;

         o    bagging of waste;

         o    permissible exposures limits;

         o    exposure assessment and monitoring;

         o    methods of compliance;

         o    hygiene facilities and practices;

         o    communication of hazards;

         o    record maintenance; and

         o designation, duties and training of a "competent person" to ensure worker safety.

Many state authorities and local jurisdictions have implemented similar programs governing removal, handling and disposal of asbestos.

The transportation of asbestos, which has been designated a hazardous material, is governed by the Department of Transportation under the Hazardous Materials Act of 1975. The Department of Transportation's current regulations direct the transportation of asbestos-containing waste materials and require the maintenance of detailed waste contamination and shipping papers.

NAC's business depends, in part, on the issuance of permits from state and federal agencies to allow NAC to transport hazardous materials, to operate certain of NAC's equipment and to operate NAC's container cleaning and wastewater pretreatment facilities. NAC believes that it has and will be able to obtain and retain the applicable and necessary permits from governmental authorities. The majority of these permits require renewal annually and, accordingly, such permits may be subject to revocation, modification or denial. NAC believes it is in compliance with all of the federal, state and local statutes and regulations which affect its asbestos abatement business.

Certain services offered by NACE and NAC/IAP are required to be performed by licensed individuals. In addition, as indicated above, NACE frequently subcontracts with third parties for services which require licensing or permits (e.g., transportation of hazardous waste).

(b)(10) Research and Development:

We continuously pursue innovative and creative approaches and methods for providing services to our customers. We do not, however, engage in any significant research and development activities.

(b)(11) Environmental Compliance:

Except in the ordinary course of our business operations, we do not anticipate any significant costs to comply with environmental laws and requirements.

(b)(12) Employees: As of July 18, 2000, we had 16 full time employees, of which one is executive, five are engaged in sales and marketing, and the remaining ten employees are technical, production and administrative personnel. In addition, three of our executive officers (Santo Petrocelli, Sr., Marshall Geller and Lawrence Polan) devote less than full time to their duties as described in the information set forth in Item 9 hereof.

In addition to our "permanent" work force, we typically hire temporary laborers to staff NAC and NACE projects. Temporary laborers generally are represented by a labor union and, in New York and New Jersey, are covered by a collective bargaining agreement between the Company and the Mason Tenders Union. We also employ union laborers with other affiliations depending on project jurisdiction, on a project by project basis. Our permanent work force is not unionized.

We believe we have good relations with our employees, and have never incurred a significant work stoppage due to any strike or protest by our employees.

ITEM 2 - DESCRIPTION OF PROPERTY

We sublease our executive and administrative offices (approximately 4,600 square feet) from Petrocelli Electric Co. Petrocelli Electric Co. is owned and controlled by Santo Petrocelli, Sr., our President and CEO, and members of Mr. Petrocelli's family, including his son, Santo Petrocelli, Jr., who is a director of the Company. There is no written sublease or term specified for this sublease. We pay a gross rent (i.e., our rental includes utilities, taxes, common area maintenance and other typical tenant charges) of $14.00 per square foot ($64,400 per year) which approximates Petrocelli Industries' prime tenancy costs. We believe that our occupancy costs under this sublease arrangement are no higher than market, and that the terms are no less favorable to us than we could have obtained through arms-length negotiation with non-affiliated parties.

We also lease warehouse and office space in Rutherford, NJ (approximately 6,000 square feet) at an annual rent of approximately $38,000, and in Farmingdale, NY (approximately 500 square feet) at an annual rent of approximately $12,000. We rent a small amount of storage area in midtown Manhattan (approximately 170 square feet) at an annual rent of approximately $5,800.

We believe our offices and other facilities are adequate for our present needs.

ITEM 3 - LEGAL PROCEEDINGS

We are a defendant in the following civil actions, all of which are pending in the Supreme Court of the State of New York, County of New York, and relate to property damage and/or bodily injury claims which arose in the ordinary course of the our business operations:


    Date
 Proceeding                                             Claimant(s)                       Amount
    Began            Plaintiff                          Against Us                        Of Claim
-----------          ---------                          -----------                       --------
  12/12/95           Ralph LoRusso and                  Ralph LoRusso and                 $ 4,250,000
                     Phillis LoRusso                    Phillis LoRusso

   4/24/97           Abilio Sousa and                   Chase Manhattan Bank,             $20,000,000
                     Maria Sousa                        N.A. and Morse Diesel
                                                        International

   5/13/97           Cesar Romero                       Cesar Romero                      $10,000,000

   7/9/97            Gonzalo Vargas                     Gonzalo Vargas                    $20,000,000

   7/13/98           Wilson Lopez                       Sablons Investors, Inc.           $ 5,000,000

   9/22/98           Jan Niziol                         Sres Fifth Avenue,                $ 2,000,000
                                                        a/k/a Sumitomo Real
                                                        Estate Sales (NY), Inc.

   7/19/99           Bolivar Ochoa                      Bolivar Ochoa                     $10,000,000

   7/26/99           Andrez Andruszkiewicz              Fast Track Construction           $ 5,000,000

  12/15/99           Gerald J. Gliber, Becky            Norman Buchbinder,                $ 5,000,000
                     Gliber, Individually and           Zohar Ben Dov,
                     As parents of Andrew               Culinary Associates
                     Gliber                             No. 2, A J Clarke
                                                        Mgmt. Corp., Angel
                                                        Rivera

In most or all cases, there are additional defendants against whom claims are asserted by the plaintiffs and/or other parties, and we have filed crossclaims and third party claims against other parties.

We are being defended by counsel engaged by our insurers in the above cases, and we believe that all claims pending in these cases are covered by insurance. Based on our experience, we believe that all of these cases will be settled or otherwise disposed of within the limits of coverage on our insurance policies, notwithstanding the amounts claimed.

Except for the project-related claims proceedings set forth above, we are not involved in any other material legal proceedings.

We maintain commercial general liability insurance for claims arising from its business operations with coverage of $5 million limit per claim and in the aggregate against loss arising from property damage and bodily injury. The policy is written on an "occurrence" basis which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. Higher policy limits are available for individual projects. We also carry pollution errors and omissions liability insurance ($1 million limit per claim and in the aggregate), a $15 million commercial umbrella policy, and worker's compensation insurance within statutory coverage limits. In addition, a substantial number of NAC's customers require performance and payment bonds and the registrant maintains a bonding program to satisfy these requirements.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



There were no matters submitted to a vote of our securities holders during the fourth quarter of our fiscal year ended April 30, 2000.

                                     PART II


ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

(a) Market Information

Since March of this year, our Common Stock has been quoted on inter-dealer quotation system published by the Pink Sheets LLC. Prior to that time, our Common Stock was quoted on the Electronic Bulletin Board operated by the National Association of Securities Dealers.

The following table sets forth the high and low bid prices quoted for our Common Stock in the last two fiscal years:

         Year ended 4/30/1999                      High                 Low
         --------------------                     ------                ---
         Quarter ended 7/31/98                    $4-3/4                $3
         Quarter ended 10/31/98                   $3-7/8                $2
         Quarter ended 1/31/99                    $2-1/2                $1
         Quarter ended 4/30/99                    $1-1/4                $1-1/8


         Year ended 4/30/2000                      High                 Low
         --------------------                     ------              ------
         Quarter ended 7/31/99                    $1-1/2               $1-1/8
         Quarter ended 10/31/99                   $1-1/4               $5/8
         Quarter ended 1/31/00                    $1-5/8               $1-1/16
         Quarter ended 4/30/00                    $2                   $1/2

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Actual trading in our shares has been very sporadic.

(b) Holders

As of August 11, 2000, there were 29 record holders of our Common Stock.

(c) Dividends

The Company has never declared or paid any cash dividends on its Common Stock. We currently anticipate that future earnings will be retained to support our business. Accordingly, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

(d) Recent Sales of Unregistered Securities

In the past three fiscal years, we have issued the following securities in transactions not registered under the Securities Act of 1933:

     (a) In March 1998, we issued 5,000,000 shares of Common Stock to the then stockholders of National Abatement Corp. and NAC Environmental Services Corp. in exchange for all of the outstanding capital stock of those corporations. The transaction was a negotiated business combination by which the buyer and sellers were represented by counsel, all the five former shareholders of NAC and NACE were sophisticated investors who acquired the shares for investment, and the beneficial owners of the shares, following the transaction, became officers and directors of the Company. The shares were issued without registration under the Securities Act in reliance upon Section 4(2) of the Act, and are "restricted securities" as that term is defined in Rule 144 under the Act. Certificates representing the shares are legended, and stop orders against unauthorized transfers of the shares have been entered.

     (b) In July 1999, we issued 364,963 shares of Common Stock in partial payment for certain business assets acquired from IAP, Inc. The transaction was a negotiated business combination in which both buyer and seller were represented by counsel. We relied on Section 4(2) of the Securities Act in issuing the shares without registration under the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words "expect(s)", "feels", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the possible results described in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Prospectus which discuss factors which affect the Company's business, including the discussion under the caption "Risk Factors".

General

NESCO Industries, Inc. was incorporated in March 1993 as Coronado Communications Corp. In March 1998, NESCO, which was then inactive, acquired all of the outstanding capital stock of National Abatement Corp. ("NAC"), a corporation engaged primarily in asbestos abatement services, and NAC Environmental Services Corp. ("NACE"), a provider of a variety of other environmental remediation services. As a result of this acquisition, which was the result of arms length negotiation between previously non-affiliated parties, the former shareholders of NAC received 5,000,000 shares of our Common Stock, or 80% of the total outstanding immediately following the acquisition. For accounting purposes, NAC was treated as the acquiring corporation. Thus, the historical financial statements of NAC prior to this acquisition date are deemed to be the historical financial statements of the Company.


(a) Years ended April 30, 2000 and 1999

The following table sets forth our revenues by operating area in the periods indicated:

                                                Fiscal year ended April 30,
                                               ------------------------------
                                                   2000               1999
                                               -----------        -----------

         Asbestos abatement                    $10,114,108         $9,819,053
         Indoor air quality services             1,248,462                 --
         Other environmental services            1,197,355          1,767,437
                                               -----------        -----------
                                               $12,559,925        $11,586,490

In the fiscal year ended April 30, 2000, our revenues increased 8%, cost of earned revenues increased 14%, and gross profit margin declined $13%, as compared to the year ended April 30, 1999. Our reduced gross profit margin was primarily the result of an overall declining trend in profitability from our NAC operations due to an increasingly competitive market. In addition, gross losses were incurred on certain projects. Further, gross profit margins from our Indoor Air Quality operation were lower than the Company's overall average margins on revenues of $1,248,462. Revenues from other environmental services decreased from $1,767,437 to $1,197,355, or 32%.

Our general and administrative expenses also rose faster than revenues and gross profit in the year ended April 30, 2000. As a result, we had a net loss of $946,349 in 2000 versus a net loss of $116,328 in 1999. The increase in our general and administrative expenses was due primarily to increases in occupancy costs ($20,529), depreciation and amortization ($53,537) and payroll associated with expansion of our Indoor Air Quality operations ($255,209).

(b) Years ended April 30, 1999 and 1998

                                               Fiscal year ended April 30,
                                              ------------------------------
                                                  1999               1998
                                              -----------        -----------

         Asbestos abatement                   $ 9,819,053        $11,071,751
         Indoor air quality services                   --                 --
         Other environmental services           1,767,437            922,748
                                              -----------        -----------
                                              $11,586,490        $11,994,500

As indicated in the above table, we experienced a slight decline (approximately 3.4%) in earned revenues in the year ended April 30, 1999 (to $11,586,490 from $11,994,500 in the prior year). We did achieve, however, a proportionately greater reduction (approximately 7.4%) in our cost of earned revenues (to $9,239,824 from $9,975,115). As a result our gross profit margin improved by approximately 20% (to 20.25% in 1999 from 16.84% in 1998). The reduction in our cost of earned revenues, and the corresponding improvement in our gross profit margin, in the year ended April 30, 1999, was attributable primarily to a more profitable mix of business, which reflected in part a greater contribution to our total revenues by NACE.

Our increase in gross profit for the year ended April 30, 1999 (to $2,346,666 in 1999 from $2,019,385 in the prior year) was more than offset, however, by a substantial increase in general and administrative expenses during the year (to $2,464,079 from $1,800,427). This increase in general and administrative expense, coupled with a $66,000 increase in managerial fees which represent compensation for services of two of the Company's executive officers (to $208,000 from $142,000), resulted in a net operating loss of ($117,413) in 1999 compared to operating income of $218,958 in the prior year.

The increase in general and administrative expense in the year ended April 30, 1999, was attributable primarily to increased occupancy costs of $69,072 related in part to a move of our executive offices in November 1998; increased personnel costs of $178,342; increased travel and entertainment expenses of $78,501 attributable to an expanded sales and marketing effort; a $66,000 increase in management fees paid to two executive offices; and an increase in provision for uncollectibles of $141,000 which was reflective of the increase in receivables at year end 1999 compared to the prior year.

Our net loss of ($116,328) in the year ended April 30, 1999 ($.02 per share), compared with net income of $200,743, or $.03 per share in year ended April 30, 1998, was primarily the result of increased general and administrative expenses in 1999, as described above, and the fact that in 1999 we realized a loss of ($12,381) on the operations of a joint venture which were primarily related to the wind-up of the joint venture's activities, compared to income of $296,293 from joint venture operations in 1998.

Liquidity and Capital Resources

The following table sets forth our working capital position at the end of the fiscal years indicated:

                                                 Year ended April 30,
                                           -------------------------------
                                               2000                1999
                                           -----------          ----------

         Current assets                    $ 4,047,300          $3,271,366
         Current liabilities                 4,548,297           2,963,266
                                           -----------          ----------
         Working capital (negative)        $  (500,997)         $  308,100

Our cash and cash equivalents declined from $97,765 at April 30, 1999 to $32,515 at April 30, 2000, primarily as a result of cash used in operations to fund our operating loss.

To provide additional working capital in the current fiscal year, we borrowed $950,000 from Santo Petrocelli, Sr., our Chairman, President and Chief Executive Officer, and Petrocelli Industries, Inc., a company controlled by Mr. Petrocelli, net of repayments made during the year. The highest loan balance during the year was $850,000. The loan bears interest at 10% per annum, payable monthly. Terms for the repayment of the loan principal have not been established, and we consider this loan to be repayable on demand.

In the quarter ended July 31, 1999, we acquired certain assets now used by NAC/IAP from an unrelated third party for $137,860 and the issuance of 364,963 shares of common stock. The cash used to acquire these assets was provided by the loan from Petrocelli Industries that is described in the preceding paragraph. During the fourth quarter, we received $334,000 from the termination of the lease of office space in which our executive offices had been located prior to our move to Long Island City, New York.

The additional working capital provided by our borrowings from Petrocelli Industries were necessary to finance our operating cash needs since cash generated by operations was insufficient for this purpose. Unless we are able to generate positive cash flow from operations in the current year, we will require additional debt or equity capital, however, to provide increased liquidity, to fund business operations and to be in a position to take advantage of acquisition or other expansion opportunities should they arise. At the present time, however, we have no commitments for any additional financing.

Basis of Presentation -- Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as of April 30, 2000 the Company has an accumulated deficit in stockholders' equity of $561,768, negative working capital of $500,997 and has incurred a net loss of $946,349 for the year ended April 30, 2000.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain its present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has reduced staff, space and overhead expenditures, which it believes is sufficient to provide the Company with the ability to continue in existence.

Year 2000 Issues

In June 1998, the FASB issued Statement of Financial Accounting Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. Subsequently, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters beginning after June 30, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. Subsequently, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

Quantitative and Qualitative Disclosures About Financial Derivative and Other Market Risks

The Company employs no "hedging" strategies at the present time, and all of our cash deposits are denominated in US dollars.

ITEM 7. FINANCIAL STATEMENTS

Financial information required in response to this Item is set forth at pages F-1 through F-25 of this Report immediately following Item 13 hereof.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Mendelsohn Kary Bell & Natoli LLP ("MKB&N") declined to stand for reappointment as auditors for our fiscal year ended April 30, 2000. MKB&N's reports on our financial statements for the preceding two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During our past two fiscal years and the interim periods preceding MKB&N's election not to stand for re-election, we had no disagreements with MKB&N of the nature required to be reported under Item 304(a)(1)(iv) of Regulation S-K, and there no events of the nature required to be reported under Item 304(a)(1)(v) of Regulation S-K occurred.

Effective June 15, 2000, we engaged Grant Thornton LLP as our auditors. During the past two fiscal years, we have had no consultations with Grant Thornton concerning: (a) the application of accounting principles to a specific transaction or the type of opinion that might be rendered on our financial statements as to which a written report was provided to us or as to which we received oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or (b) any disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K; or (c) a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K.

Our Board of Directors has approved the engagement of Grant Thornton LLP as our auditors to replace MKB&N.

                                    PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

The Company's executive officers and directors are as follows:


Name                                   Age                     Positions With Company
----                                   ---                     ----------------------
Santo Petrocelli, Sr. ..............    65          President and Chief Executive  Officer,  Chairman
                                                    of the Board of Directors

Michael J. Caputo ..................    47          Chief Operating Officer and Director

Marshall H. Geller .................    61          Executive Vice President and Director

Lawrence S. Polan ..................    70          Chief Financial Officer,  Secretary-Treasurer and
                                                    Director

Santo Petrocelli, Jr. ..............    33          Director


     Santo Petrocelli, Sr., has served as Chairman and CEO of the Company and its predecessors since 1988. Mr. Petrocelli is the Chairman and CEO and a Director of Petrocelli Industries, Inc., Petrocelli Electric Co., Inc., a privately-owned company based in Long Island City, New York, which is engaged in the business of electrical and telecommunications contracting. Mr. Petrocelli devotes less than a majority of his working time (approximately 30%) to the Company's business.

     Michael J. Caputo has served as Chief Operating Officer and a director of the Company and its predecessors since 1988.

     Marshall H. Geller, Executive Vice President and a director of the Company, has served as a director of the Company since March 1998, and in a variety of executive and consulting capacities with the Company and its predecessors since 1988. He has owned and operated an exterior maintenance and restoration firm in New York City since 1962. Mr. Geller devotes less than a majority of his time (approximately 30%) to the business of the Company.

     Lawrence S. Polan has served as Secretary, Treasurer, Chief Financial Officer and a director of the Company and its predecessors since 1988. Mr. Polan also is the Chief Financial Officer of Petrocelli Electric Co., Inc. Mr. Polan devotes less than a majority of his time (approximately 30%) to the Company's business.

     Santo Petrocelli, Jr., has served as a director of the Company since March 1998. Mr. Petrocelli also is President of Petrocelli Communications Company, a division of Petrocelli Electric Co., Inc., a position he has held since May 1998. From May 1992 to May 1998, Mr. Petrocelli was Executive Vice President of Petrocelli Communications Company.

     Santo Petrocelli, Sr., is the father of Santo Petrocelli, Jr. There are no other family relationships among the Company's officers and directors.

ITEM 10 - EXECUTIVE COMPENSATION

(a) Summary Compensation Table:

The following table sets forth information concerning compensation for services rendered in all capacities awarded to, earned by or paid to Santo Petrocelli, Sr., the Company's Chairman and Chief Executive Officer, Michael J. Caputo, Chief Operating Officer, and Marshall Geller, Executive Vice President, in the years ended April 30, 2000 and 1999. No other executive officer of the Company received compensation of $100,000 or more from the Company in either of those fiscal years.

Mr. Petrocelli is compensated by the Company through Petrocelli Industries, Inc., and Mr. Geller is compensated through Gelco Development Corp. Payments to these companies are classified as "Management Fees" in the Company's Statements of Operations for the years ended April 30, 2000 and 1999. Mr. Petrocelli also received compensation directly from the Company in the fiscal year ended April 30, 2000.

                                                    Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------
                                                                               Long Term Compensation
                                                                -------------------------------------------------
                                    Annual Compensation                  Awards                     Payouts
                             --------------------------------   ------------------------    ---------------------
                                                                                                            All
                                                     Other      Restricted    Securities                   Other
Name and                                            Annual         Stock      Underlying      LTIP        Compen-
Principal                     Salary     Bonus   Compensation    Award(s)      Options/     Payouts       sation
Position             Year      ($)        ($)         ($)           ($)        SARS(#)        ($)           ($)
--------             ----    -------     -----   ------------   ----------    ----------    -------       -------
Santo Petrocelli,    2000     88,950      -0-          *            -0-        150,000        -0-           -0-
Sr., Chairman of     1999    104,000      -0-          *            -0-          -0-          -0-           -0-
the Board,
President and CEO

Michael J. Caputo,   2000    132,500      -0-          *            -0-         50,000        -0-           -0-
COO                  1999    132,500      -0-          *            -0-          -0-          -0-           -0-

Marshall H. Geller,  2000     52,000      -0-          *            -0-        150,000        -0-           -0-
Executive Vice       1999    104,000      -0-                       -0-          -0-          -0-           -0-
President

*Less than $50,000

(b) Options/SAR Grants:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              (Individual Grants)

                                    Number of         Percent of
                                    securities      total options/
                                    underlying       SARS granted         Exercise or
                                   options/sars      to employees          base price        Expiration
      Name                          granted (#)     in fiscal year           ($/sh)             Date

       (a)                              (b)              (c)                  (d)                (e)

Santo Petrocelli, Sr.,                150,000            33.7                 1.50          June 13, 2004
President and CEO

Marshall H. Geller,                   150,000            33.7                 1.50          June 13, 2004
Executive Vice President

Michael C. Caputo,                     50,000            11.2                 1.50          June 13, 2004
Chief Operating Officer

(c) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value. None of the executive officers identified in (a) above exercised any options or SARs in the last fiscal year, and none of such officers held any SARs at year end. Information relating to the number and value of options held at year end by such officers is set forth in the following table:

                                                Number of Securities(1)                 Value of Unexercised
                                                Underlying Unexercised                  In-the-Money Options
                                                   Options at FY end                          At FY end
        Name                                   Exercisable/Unexercisable              Exercisable/Unexercisable
        ----                                   -------------------------              -------------------------
Santo Petrocelli, Sr.                                    150,000/-0-                            None
Marshall Geller                                          150,000/-0-                            None
Michael J. Caputo                                         50,000/-0-                            None


----------

(1) Shares of common stock.

(2) Based on the high "bid" price of shares quoted on April 30, 2000.


(d) Long-Term Incentive Plans:  None.
    ---------------------------------

(e) Compensation of Directors:
    --------------------------

During the fiscal year ended April 30, 2000, no director of the Company received any compensation for any services provided in such capacity. Directors of the Company are reimbursed for any expenses incurred by them in connection with their activities on behalf of the Company.

(f) Employment Contracts and Termination of Employment, and Change in Control
    -------------------------------------------------------------------------
    Arrangements:
    -------------

None of the Company's executive officers have fixed term employment agreements and there are no agreements relating to severance, change of control or other similar terms between the Company and any of its executive officers.

(g) Report on Repricing of Options/SARS:  Not Applicable.
    -----------------------------------

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of July 18, 2000, with respect to the beneficial ownership of our securities by officers and directors, individually and as a group, and all holders of more than 5% of our Common Stock. Unless otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the beneficial owners indicated. On July 17, 2000, there were 6,614,963 shares of Common Stock outstanding. No shares of any other class of capital stock were outstanding.

                                                                             Percentage of
                                                                          Outstanding Common
                                          Number of Shares of Common      Stock Beneficially
            Names and Addresses          Stock Beneficially Owned(1)            Owned
            of Beneficial Owner
            -------------------          ---------------------------      -------------------
Santo Petrocelli, Sr. (2)                          2,550,000                      37.7%
c/o Petrocelli Industries, Inc.
2209 Queens Plaza North
Long Island City, NY  11101

---------------------------------------------------------------------------------------------
Marshall H. Geller(3)                              2,550,000                      37.7%
20 Country Ridge Circle
Ryebrook, NY  10573

---------------------------------------------------------------------------------------------
Michael J. Caputo(4)                                 150,000                      2.25%
c/o Nesco Industries, Inc.
1212 43rd Avenue
Long Island City, NY  11101

---------------------------------------------------------------------------------------------
Lawrence S. Polan(5)                                 150,000                      2.25%
c/o Petrocelli Industries, Inc.
2209 Queens Plaza North
Long Island City, NY  11101

---------------------------------------------------------------------------------------------
Santo Petrocelli, Jr.(6)                               -0-                         -0-
c/o Petrocelli Industries, Inc.
2209 Queens Plaza North
Long Island City, NY  11101

---------------------------------------------------------------------------------------------
All Officers and Directors as a                    5,400,000                      77.0%
Group (5 persons)

-------------

(1) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2) Includes 150,000 shares received for issuance upon the exercise of an option granted under our 1999 Incentive Stock Option Plan, and 2,400,000 shares owned of record by Petrocelli Industries Inc. Mr. Petrocelli is the President and Chief Executive Officer of Petrocelli Industries, Inc., and beneficially owns 25% of its outstanding capital stock. The other 75% is owned by members of Mr. Petrocelli's family.

(3) Includes 150,000 shares received for issuance upon the exercise of an option granted under our 1999 Incentive Stock Option Plan, and 2,400,000 shares owned of record by Gelco Development Corp., a company owned and controlled by Mr. Geller and members of his family.

(4) Includes 50,000 shares reserved for issuance upon the exercise of an option granted under our 1999 Incentive Stock Option Plan ("Plan").

(5) Includes 50,000 shares reserved for issuance upon the exercise of an option granted under our 1999 Incentive Stock Option Plan, and 100,000 shares owned of record by LPS Consultants Inc., a company owned and controlled by Mr. Polan and his wife.

(6) Does not include shares owned by Petrocelli Industries, Inc., in which Mr. Petrocelli has an economic interest by reason of his equity ownership of Petrocelli Industries, Inc.

ITEM 12. CERTAIN RELATIONSHPS AND RELATED TRANSACTIONS

During the fiscal year ended April 30, 2000, Santo Petrocelli, Sr., our President and Chief Executive Officer, and Petrocelli Industries, Inc. ("Petrocelli Industries"), a company controlled by Mr.Petrocelli, loaned $950,000 to us, net of repayments during the year. The highest loan balance outstanding at any time during the year was $850,000. These loans bear interest at the rate of 10% per annum, payable monthly, and have no fixed term. Accordingly, we consider them to be due on demand. No interest was paid on these loans during the year. For the year ended April 30, 2000, we had accrued interest of $46,667 on the loans.

The indebtedness to Mr. Petrocelli and Petrocelli Industries described in the preceding paragraph is in addition to demand loans of $129,000 made to NAC by Petrocelli Industries and Gelco Development Corp., a company controlled by Marshall Geller, our Executive Vice Presifdent and a director of the Company, prior to our acquisition of NAC in March 1998. For the year ended April 30, 2000, we had accrued interest of $15,440 on these loans.

We believe the loan terms obtained from Petrocelli Industries, Gelco Development Corp. and Santo Petrocelli are at least as favorable as could have been obtained by us from non-affiliated parties through arms length negotiation.

Except as set forth above, there were no transactions between the Company and any of its current executive officers or holders of 5% or more of its voting securities during either of the last two fiscal years.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) A list of the exhibits filed as part of this report is set forth in the
Exhibit Index which immediately follows the Signature Page.

(b) During the last quarter of the period covered by this report we did not file any Current Reports on Form 8-K.

                                 C O N T E N T S

                                                                          Page
                                                                        --------

Report of Independent Certified Public Accountants                         F-2

Independent Auditors' Report                                               F-3


Financial Statements

      Consolidated Balance Sheet                                           F-4

      Consolidated Statements of Operations                                F-5

      Consolidated Statement of Stockholders' Equity (Deficit)             F-6

      Consolidated Statements of Cash Flows                                F-7

      Notes to Consolidated Financial Statements                        F-8 - 25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
   NESCO Industries, Inc.


We have audited the accompanying consolidated balance sheet of NESCO Industries, Inc. as of April 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NESCO Industries, Inc. as of April 30, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, as of April 30, 2000, the Company has an accumulated deficit in stockholders' equity of $561,768, negative working capital of $500,997, and has incurred a net loss of $946,349 for the year ended April 30, 2000. These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


New York, New York
July 21, 2000

                        MENDELSOHN KARY BELL & NATOLI LLP
                        CERTIFIED PUBLIC ACCOUNTANTS

                        1633 BROADWAY
                        NEW YORK, NY 10019
                        212 246-3220


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  NESCO Industries, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of NESCO Industries, Inc. and subsidiaries for the year ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the results of their operations and cash flows of NESCO Industries, Inc. and subsidiaries for the year ended April 30, 1999 in conformity with generally accepted accounting principles.


/s/ Mendelsohn Kary Bell & Natoli LLP

New York, New York
July 27, 1999

                             NESCO Industries, Inc.

                           CONSOLIDATED BALANCE SHEET

                                 April 30, 2000


                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $    32,515
    Accounts receivable                                               3,114,220
    Unbilled costs and estimated earnings in excess of
       billings on uncompleted contracts                                525,606
    Prepaid expenses                                                    205,353
    Other current assets                                                169,606
                                                                    -----------
           Total current assets                                       4,047,300
FIXED ASSETS, NET                                                       233,497
OTHER ASSETS                                                             94,331
INTANGIBLE ASSETS, NET                                                  502,778
                                                                    -----------
                                                                    $ 4,877,906


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                           $ 2,965,771
    Notes payable - equipment - current portion                           8,701
    Loans payable - shareholders                                        979,000
    Billings in excess of costs and estimated earnings on
       uncompleted contracts                                            594,825
                                                                    -----------
          Total current liabilities                                   4,548,297
NOTES PAYABLE - EQUIPMENT                                                 1,577
                                                                    -----------
                                                                      4,549,874
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.001 par value; authorized, 25,000,000
       shares; issued and outstanding, 6,614,963 shares                   6,615
    Capital in excess of par value                                      883,185
    Accumulated deficit                                                (561,768)
                                                                    -----------
                                                                        328,032
                                                                    -----------
                                                                    $ 4,877,906
                                                                    ===========

The accompanying notes are an integral part of this statement.

                             NESCO Industries, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year ended April 30,


                                                                2000               1999
                                                            ------------       ------------
Earned revenues                                             $ 12,559,925       $ 11,586,490
Cost of earned revenues                                       10,512,471          9,239,824
                                                            ------------       ------------
         Gross profit                                          2,047,454          2,346,666

General and administrative expenses                            3,127,262          2,464,079
                                                            ------------       ------------
         Operating loss                                       (1,079,808)          (117,413)
                                                            ------------       ------------
Other income (expense)
    Interest expense, net                                        (83,027)           (24,285)
    Miscellaneous income                                          66,423              6,355
                                                            ------------       ------------
         Loss before income tax benefit                       (1,096,412)          (135,343)

Income tax benefit                                              (150,063)           (19,015)
                                                            ------------       ------------
         NET LOSS                                           $   (946,349)      $   (116,328)
                                                            ============       ============
Basic and diluted loss per share                            $       (.14)      $       (.02)
                                                            ============       ============
Weighted average common and diluted shares outstanding         6,543,970          6,250,000
                                                            ============       ============

The accompanying notes are an integral part of these statements.

                             NESCO Industries, Inc.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                       Years ended April 30, 2000 and 1999



                                                         Common stock            Capital in       Accumu-
                                                 -------------------------       excess of         lated
                                                   Shares           Amount       par value        deficit          Total
                                                 ----------       ---------      ----------     ----------      ----------
Balance at April 30, 1998                         6,250,000       $   6,250       $383,550      $ 500,909       $ 890,709

Net loss for the year ended April 30, 1999                                                       (116,328)       (116,328)
                                                 ----------       ---------       --------      ---------       ---------
Balance at April 30, 1999                         6,250,000           6,250        383,550        384,581         774,381

Stock issued in connection with acquisition         364,963             365        499,635                        500,000

Net loss for the year ended April 30, 2000                                                       (946,349)       (946,349)
                                                 ----------       ---------       --------      ---------       ---------
Balance at April 30, 2000                         6,614,963       $   6,615       $883,185      $(561,768)      $ 328,032
                                                 ==========       =========       ========      =========       =========

The accompanying notes are an integral part of this statement.

                             NESCO Industries, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended April 30,


                                                                       2000            1999
                                                                    ---------       ----------
Cash flows from operating activities
   Net loss                                                         $(946,349)      $(116,328)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                  128,671          50,276
       Bad debt expense                                                86,090          30,787
       Gain on disposal of fixed asset                                (70,265)           (736)
       Deferred income taxes                                           94,600        (293,382)
       Changes in operating assets and liabilities
         Accounts receivable                                         (377,486)       (669,095)
         Other current assets                                         (54,947)
         Unbilled costs and estimated earnings in excess of
           billings on uncompleted contracts                         (378,304)        (22,562)
         Prepaid expenses                                            (161,137)         66,408
         Other assets                                                  15,383        (103,454)
         Accounts payable and accrued expenses                        847,250         394,752
         Billings in excess of costs and estimated earnings on
           uncompleted contracts                                      120,615         234,530
         Income taxes payable                                        (166,873)        167,615
                                                                    ---------       ---------
         Net cash used in operating activities                       (862,752)       (261,189)
                                                                    ---------       ---------
Cash flows from investing activities
   Purchase of fixed assets                                          (174,152)       (336,785)
   Proceeds from disposition of fixed assets                          334,000           5,676
   Proceeds from refund of investment                                                  60,000
   Advances to joint venture, net                                                      12,381
   Acquisition of Indoor Air Professionals                           (137,050)
                                                                    ---------       ---------
         Net cash provided by (used in) investing activities           22,798        (258,728)
                                                                    ---------       ---------
Cash flows from financing activities
   Payment of equipment notes                                         (15,855)        (14,171)
   Proceeds from shareholder loans                                    790,559
                                                                    ---------       ---------
         Net cash provided by (used in) financing activities          774,704         (14,171)
                                                                    ---------       ---------
         NET DECREASE IN CASH AND CASH
             EQUIVALENTS                                              (65,250)       (534,088)

Cash and cash equivalents at beginning of year                         97,765         631,853
                                                                    ---------       ---------
Cash and cash equivalents at end of year                            $  32,515       $  97,765
                                                                    =========       =========


The accompanying notes are an integral part of these statements.

                             NESCO Industries, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 2000 and 1999



NOTE A - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Organization

     NESCO Industries, Inc. (the "Company") was incorporated in Nevada on March 29, 1993, under the name Coronado Capital Corp. (formerly Coronado Communications Corp.).

     On March 11, 1998, the Company acquired National Abatement Corp. ("NAC") and NAC Environmental Services Corp. ("NESC") pursuant to an Agreement and Plan of Reorganization. To effect the reorganization, NESCO issued 5,000,000 shares of its common stock in exchange for the outstanding common shares of NAC and NESC. Upon consummation of the reorganization, NAC and NESC became wholly-owned subsidiaries of NESCO. As part of the reorganization, the Company amended its articles of incorporation to change its name to NESCO Industries, Inc. and authorized 1,000,000 shares of preferred stock. For accounting purposes, the acquisition has been treated as a recapitalization of NAC with NAC as the acquirer (reverse acquisition).

     The Company is a holding company and all of its business is conducted through its wholly-owned subsidiaries.

     NAC was organized under the laws of the state of Delaware on May 15, 1988. NAC is engaged in the abatement and removal of asbestos materials found in commercial and industrial structures located in New York, New Jersey, and Pennsylvania. The work is performed principally in office buildings for owners of various commercial businesses and other contractors principally under lump-sum contracts.

     NESC was organized under the laws of the state of Delaware on May 12, 1993. NESC is engaged in providing various environmental services including air quality management, lead abatement services, and management of storage tanks found in commercial and industrial structures located in New York and New Jersey.

     NAC/Indoor Air Professionals was organized under the laws of the State of New York on June 28, 1999. The Company provides indoor air quality monitoring, testing and remediation services.

     Basis of Presentation -- Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as of April 30, 2000 the Company has an accumulated deficit in stockholders' equity of $561,768, negative working capital of $500,997 and has incurred a net loss of $946,349 for the year ended April 30, 2000.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain its present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Management has reduced staff, space and overhead expenditures, which it believes is sufficient to provide the Company with the ability to continue in existence.

     Principles of Consolidation

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999


NOTE A (continued)

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. In these financial statements, assets, liabilities, and earnings from contracts involve extensive reliance on management's estimates. Actual results could differ from those estimates.

     Revenue and Cost Recognition

     Earned revenues are recorded using the percentage-of-completion method. Under this method, earned revenues are determined by reference to Company's engineering estimates, contract expenditures incurred, and work performed. The calculation of earned revenue and the effect on several asset and liability amounts is based on the common industry standard revenue determination formula of actual costs-to-date compared to total estimated job costs. Due to uncertainties inherent in the estimation process, and uncertainties relating to future performance as the contracts are completed, it is at least reasonably possible that estimated job costs, in total or on individual contracts, will be revised. When a loss is anticipated, the entire amount of the estimated loss is provided for in the period.

     The asset "unbilled costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

     Balance Sheet Classification

     In accordance with construction industry practice, the Company includes in current assets and liabilities those amounts relating to construction contracts that may be realizable or payable over a period in excess of one year.

     Cash and Cash Equivalents

     The Company classifies highly liquid debt instruments, purchased with a maturity of three months or less, as cash equivalents.

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999


NOTE A (continued)

     Fixed Assets and Depreciation

     Depreciation is computed principally using accelerated methods over the estimated useful lives of the assets. Expenditures for maintenance, repairs, and minor renewals are charged to operations. Major renewals and betterments are capitalized.

     Income Taxes

     Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at enacted income tax rates expected to apply to taxable income in the years when such temporary differences are expected to be recovered as prescribed in Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     An allowance for uncollectibles is provided for financial statement purposes and the direct write-off method is used for tax reporting. For years ending April 30, 1998 and prior, income from construction contracts was reported for tax purposes on the completed-contract method, and for financial statement purposes on the percentage-of-completion method. In accordance with income tax regulations, NAC, IAP and NESC are required to report income from construction contracts using the percentage-of-completion method for years beginning May 1, 1998. (See Note
     G.)

     Segment Information

     Segment information is presented in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This standard is based on a management approach, which requires segmentation based upon our internal organization that is used by us for making operating decisions and assessing performance as the source of the Company's reportable operating segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

     Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999


NOTE A (continued)

     Loss Per Share

     Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. As a result of the Company's net loss, diluted net loss per share was the same as basic net loss per share for the years ended April 30, 2000 and 1999, since the effect of any potentially dilutive securities would be antidilutive.

     Advertising Costs

     Advertising and promotion costs are expensed as incurred. These costs were approximately $13,000 for the year ended April 30, 2000 and $43,000 for the year ended April 30, 1999.

     Impairment of Long-Lived Assets

     Statement of Financial Accounting Statements No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. Under provisions of SFAS No. 121, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company will evaluate the carrying of equipment and intangibles in relation to the operating performance and future undiscounted cash flow of the underlying business. SFAS No. 121 requires analysis of each item an individual assets-by-asset basis, where applicable. The amount of the impairment loss is the excess of the carrying amount of the impaired assets over the fair value of the asset. Generally, fair value represents the expected future cash flows from the use of the asset or group of assets, discounted at an interest rate commensurate with the risks involved.

     Accounting for Stock-Based Compensation

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, in accounting for employee stock options. As opposed to SFAS No. 123, which is a fair value based method, APB No. 25 provides that compensation expense related to the Company's employee sock options be measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that elect to follow APB 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999


NOTE A (continued)

     New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. Subsequently, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No.133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.


NOTE B - ACCOUNTS RECEIVABLE

     The Company submits requisitions (invoices) to customers based on work performed. Pursuant to contract provisions, these requisitions include amounts, referred to as retainage, which are retained until completion and acceptance of the contract. Included in accounts receivable are amounts retained by customers at April 30, 2000 and 1999 of $239,547 and $4,900, respectively. The allowance for uncollectible accounts at April 30, 2000 and 1999 was $238,890 and $146,800, respectively.

     The Company's principal accounts receivable are due from owners of commercial real estate and other contractors.


NOTE C - UNBILLED COSTS AND ESTIMATED EARNINGS ON
         UNCOMPLETED CONTRACTS

     An analysis of job costs and billings, on a per job basis, reflects the following:

                                                      2000              1999
                                                   ----------        ----------
      Costs incurred on uncompleted contracts      $6,208,834        $3,222,013
      Estimated earnings                            1,152,061         1,026,524
                                                   ----------        ----------
                                                    7,360,895         4,248,537
      Less billings to date                         7,430,114         4,510,786
                                                   ----------        ----------
                                                   $  (69,219)       $ (262,249)
                                                   ==========        ==========

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999



NOTE C (continued)

     The aforementioned balances are included in the accompanying balance sheet as of, April 30, 2000 under the following captions:

                                                                                                              Year ended
                                                                                                               April 30,
                                                                                                              ----------
                                                                                                                 1999
                                                                                                               --------
      Unbilled costs and estimated earnings in excess
           of billings on uncompleted contracts                                                                $525,606
      Less billings in excess of costs and estimated
          earnings on uncompleted contracts                                                                     594,825
                                                                                                               --------
                                                                                                               $(69,219)
                                                                                                               ========

NOTE D - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                              Year ended April 30,
                                                                                        -------------------------------
                                                                                           2000                  1999
                                                                                        --------               --------
      Cash paid during the periods for:
          Interest                                                                      $ 41,010               $ 15,557
          Taxes                                                                          174,324                 73,640

      Noncash investing and financing items:
          Debt incurred in connection with the purchase
             of property and equipment                                                  $     --               $ 27,578
          Issuance of Company common shares in
             connection with asset purchase                                              500,000                     --


                             NESCO Industries, Inc.

                             April 30, 2000 and 1999


NOTE E - FIXED ASSETS

    The major classes of fixed assets and the range of their useful lives are as follows:

                                                                      Estimated
                                                      April 30,      useful life
                                                        2000           (years)
                                                      ---------      -----------

   Vehicles                                            $167,534           5
   Office equipment                                      23,732           5
   Furniture and fixtures                                 6,747           7
   Equipment and tools                                   35,338           5
   Leasehold improvements                               148,657          10
                                                        -------

                                                        382,008
   Less accumulated depreciation and amortization       148,511
                                                        -------

                                                       $233,497
                                                       ========

NOTE F - INTANGIBLE ASSETS

     Intangibles assets consist of:

                                                       April 30,    Amortization
                                                         2000          period
                                                       ---------    ------------
   Goodwill                                            $500,000       15 years
   Covenant not to compete                               50,000        2 years
                                                       --------

                                                        550,000
   Less accumulated amortization                         47,222
                                                       --------

                                                       $502,778
                                                       ========


NOTE G - INCOME TAXES

     For the year ended April 30, 1999, the percentage-of-completion method was adopted by the Company for reporting income and expenses from construcution contracts. For years ending April 30, 1998 and prior, NAC and NESC used the completed-contract method in reporting income and expenses from construction contracts.

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999



NOTE G (continued)

     The provision for income taxes consists of the following:

                                                 2000                   1999
                                              ---------              ---------
      Current
          Federal                             $(245,098)             $ 162,580
          State and local                           435                111,787
                                              ---------              ---------

                                               (244,663)               274,367
                                              ---------              ---------

      Deferred
          Federal                                67,600               (174,182)
          State and local                        27,000               (119,200)
                                              ---------              ---------

                                                 94,600               (293,382)
                                              ---------              ---------

                                              $(150,063)             $ (19,015)
                                              =========              =========

     The tax effects of temporary differences and tax credits that give rise to deferred tax assets at April 30, 2000 are as follows:

      Deferred tax assets
          Net operating loss                                         $ 177,190
          Accounts receivable allowance                                107,129
          Minimum tax credits                                           76,816
          Other                                                         13,186
                                                                     ---------

                                                                       374,321

      Valuation allowance                                             (374,321)
                                                                     ---------

      Net deferred tax asset (liability)                             $      --
                                                                     =========

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999


NOTE G (continued)

     A reconciliation of the income tax expense shown in the statements of operations to the effective Federal tax rate is as follows:

                                                                  2000                   1999
                                                                 ------                 ------
      Federal statutory rate (recovery)                           (34.0)%                (34.0)%
      State and local income taxes, net of Federal
          tax benefit                                               1.7                   (3.6)
      Minimum tax credit adjustment                                                        9.4
      Nondeductible items                                           3.0                   13.5
      Surtax exemption                                                                     7.4
      Provision variance                                           (2.2)                   6.0
      Other                                                         1.8                   (2.1)
                                                                 ------                 ------

      Rate before valuation allowance                             (29.7)                  (3.4)

      Valuation allowance adjustment                               16.0                  (10.6)
                                                                  -----                  -----

                                                                  (13.7)%                (14.0)%
                                                                  =====                  =====

     As of April 30, 2000, the Company has a net operating loss carryforward for state and city of approximately $933,000 which expires in 2020, and an alternative minimum tax carryforward credit of approximately $77,000.


NOTE H - NOTES PAYABLE - EQUIPMENT

     At April 30, 2000, notes payable - equipment consisted of the following:

                                             Total              Current             Long-term
                                            -------             -------             ---------
      Notes payable                         $10,408              $8,831               $1,577
      Less prepaid interest                     130                 130                   --
                                            -------              ------               ------
                                            $10,278              $8,701               $1,577
                                            =======              ======               ======

Equipment notes bear interest at varying rates and are secured by the related equipment.

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999


NOTE H (continued)

     Aggregate future minimum payments are as follows:

                             Year ending April 30,
                             ---------------------
                                 2001                          $  8,701
                                 2002                             1,577
                                                                -------

                                                                $10,278


NOTE I - LOANS PAYABLE - SHAREHOLDERS

     The loans payable to shareholders are due on demand, bear interest at varying or variable rates, and are unsecured. Interest on borrowings outstanding at April 30, 2000 is calculated at a rate of 10% and at April 30, 2000, accrued interest amounted to $136,989.


NOTE J - STOCK OPTIONS

     The Company's 1999 Stock Option Plan provides that key employees are eligible to receive incentive stock options or nonstatutory stock options and that directors and advisors shall be eligible to receive nonqualified options. Under the plan, the Company may grant options to purchase up to 1,000,000 shares of common stock. As of April 30, 2000, there are 555,000 options available for future grants. In the case of an optionee who beneficially owns more than ten percent of the Company's outstanding shares as of the time the option is granted, the purchase price of the optioned stock must be fixed at not less than one hundred and ten percent of the fair market value. The maximum term of these options may not exceed five years from the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield, expected volatility of 125 percent, risk-free interest rate of 6.06 percent, and five-year expected lives.

     The fair value of options granted during the year ended April 30, 2000 was $1.06 per share.

     Options were granted on June 14, 1999 at 110% of fair market value, $1.50 per share, and these options were fully vested on granting.

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999


NOTE J (continued)

     The following table summarizes the options granted under the various plans for the period from April 30, 1998 through April 30, 2000:

                                                                                Number of shares
                                                                          -----------------------------
                                                         Total                                                  Exercise
                                                        number                                                  price per
                                                       of shares          Qualified        Nonqualified           share
                                                       ---------          ---------        ------------         ---------
      Options outstanding at April 30, 1999              --                 --                 --                   --

      Granted                                          445,000            277,000            168,000              $1.50
                                                       -------            -------            -------

      Options outstanding at April 30, 2000            445,000            277,000            168,000
                                                       =======            =======            =======

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company accounts for its option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and, accordingly, no compensation cost has been recognized for the employee stock option plan. Had compensation cost for the Company's employee stock option plan been determined based on the fair value at grant date for awards, net loss and loss per share would have increased as follows:

                                                            Year ended
                                                             April 30,
                                                               2000
                                                            -----------
      Net loss
          As reported                                       $  (946,349)
          Pro forma                                          (1,489,249)

      Basic and diluted loss per share
          As reported
             Basic and diluted                                   $(.14)
          Pro forma
             Basic and diluted                                    (.23)

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999



NOTE J (continued)

     The following table summarizes information about the stock options at April 30, 2000:

                                                    Options outstanding                            Options exercisable
                                      -----------------------------------------------       --------------------------
                                        Number             Weighted-                           Number
                                      outstanding           average        Weighted          exercisable        Weighted-
                                          at               remaining        average              at              average
              Range of                 April 30,          contractual      exercise           April 30,         exercise
           exercise prices               2000                life            price              2000              price
           ---------------           -------------        -----------     -----------       -------------      --------
             $1.50                     445,000              4.13              $1.50            445,000           $1.50


NOTE K - PREFERRED SHARES

     On March 11, 1998, the Company's Articles of Incorporation were amended to authorize 1,000,000 shares of preferred stock, par value $.001 per share to be issued with rights, preferences and designations as determined by the Board of Directors. To date, no preferred shares have been subscribed to or issued.


NOTE L - RELATED PARTY TRANSACTIONS

     During the year ended April 30, 2000, certain stockholders and officers of the Company rendered consulting and management services totalling $165,450 and subcontractor services totalling $59,000. Subcontractor services rendered to affiliates totalled $1,989. In addition, rental payments totaling $10,734 were paid to an affiliated company.

     During the year ended April 30, 1999, certain stockholders and officers rendered consulting and management services totalling $208,000 and subcontractor services totalling $130,616. NAC rendered subcontractor services to related parties totalling $140,500.


NOTE M - EMPLOYEE BENEFIT PLANS

     The Company has established a profit sharing and a 401(k) plan covering substantially all full-time, non-union employees who have completed one year of continuous service and who meet certain other eligibility requirements. Contributions to the plan are discretionary and are allocated in proportion to compensation. For the years ended April 30, 2000 and 1999, the Company contributed $23,105 and $16,146, respectively, to the profit sharing plan.

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999



NOTE N - COMMITMENTS AND CONTINGENCIES

     Litigation

     The Company is defendant in lawsuits involving personal injury claims arising from job-site accidents. These plaintiffs' claims exceed the Company's applicable insurance coverages; therefore, any judgment or settlement in excess of insurance will require payment by the Company. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

     The Company is also defendant in two cases pending involving former employees of the Company for claims totalling $170,500. The Company has requested a Bill of Particulars for each case, and the plaintiffs' attorney has not yet responded. Management has accrued $40,000 as its estimate of potential liability for these claims.

     Leases

     On October 1, 1998, the Company entered into a ten-year lease through September 30, 2008 for rental of office facilities. The lease provides for escalations for scheduled rent increases and for the Company's proportionate share of increases in real estate taxes and maintenance costs.

     The Company subleases their executive and administrative offices from an affiliated company. There is no specified term or written agreement for this lease. The Company pays rent of $5,367 per month.

     Aggregate future minimum rental payments under the operating leases as of April 30, 2000 are as follows:

                             Year ending April 30,
                             ---------------------
                                 2001                            $  173,000
                                 2002                               165,000
                                 2003                               178,000
                                 2004                               179,000
                                 2005                               179,000
                                 Thereafter                         625,000
                                                                 ----------
                                                                 $1,499,000
                                                                 ==========

     Rent expense for the years ended April 30, 2000 and April 30, 1999 was $243,240 and $165,958, respectively.

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999



NOTE N (continued)

     On March 4, 2000, the Company entered into a sublease agreement with a company in which a major shareholder of the Company is a stockholder. The sublease expires on September 30, 2008. The agreement provides for annual rental payments to be paid to the Company as follows:

                             Year ending
                             -----------
                                 2001                            $  158,286
                                 2002                               158,286
                                 2003                               168,498
                                 2004                               178,710
                                 2005                               178,710
                                 Thereafter                         625,485
                                                                 ----------
                                                                 $1,467,975
                                                                 ==========

     In connection with this agreement, the Company sold certain fixed assets to the tenant for $334,000. The gain on the sale of the fixed assets of $70,265 included in "Other income" for the year ended April 30, 2000.


NOTE O - RISK AND UNCERTAINTIES

     The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition, competitive position or capital expenditures of the Company. However, the Company's efforts to comply with increasingly stringent environmental regulations may have an adverse effect on the Company's future earnings.


NOTE P - FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Cash and Cash Equivalents

     The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair values, principally because of the short-term maturity of these items.

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999



NOTE P (continued)

     Accounts Receivable and Accounts Payable

     The carrying amounts of accounts receivable and accounts payable in the balance sheets approximate fair values, principally because of the short-term maturity of these items.

     Short-Term and Long-Term Debt

     The carrying amounts of the notes payable approximate fair value based upon their effective interest rates compared to current market rates.


NOTE Q - ACQUISITION

     On July 10, 1999, NAC/Indoor Air Professionals, Inc. purchased certain tangible and intangible assets for a purchase price of $637,860. The purchase price was payable $137,860 in cash and 364,963 shares in Company common stock valued at $500,000. The acquisition was accounted for as a purchase. The allocation of purchase price follows:

      Cost in excess of billings                                 $ 50,000
      Fixed assets                                                 37,860
      Covenant not to compete                                      50,000
      Goodwill                                                    500,000
                                                                 --------
                                                                 $637,860
                                                                 ========

     The following unaudited pro forma consolidated amounts give effect to the NAC/Indoor Air Professional's acquisition as if it had occurred on May 1, 1998, by consolidating its results of operations with the results of Nesco Industries, Inc. for the years ended April 30, 2000 and 1999. The unaudited pro forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results. The pro forma basic and diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999



NOTE Q (continued)

     the weighted-average number of common shares outstanding. The calculation of the weighted-average number of shares outstanding assumed that 364,963 shares of Nesco Industries, Inc. common stock issued in connection with its acquisition of NAC/Indoor Air Professionals were outstanding for the entire period.

                                                  Year ended April 30,
                                                       (unaudited)
                                            ----------------------------------
                                               2000                   1999
                                            -----------            -----------

      Revenue                               $12,708,836            $12,646,954
      Net loss                               (1,001,456)              (394,370)

      Basic and diluted loss per share      $      (.15)           $      (.06)


NOTE R - BUSINESS SEGMENT INFORMATION

     The asbestos removal segment provides asbestos abatement including removal and disposal, enclosure and encapsulation. The environmental services segment provides environmental remediation, closure, and cost effectiveness services. Services include Phase I, II, and III environmental assessments, including underground storage tank removals, injection well closures, soil and ground water treatment systems, contaminated soil removal and emergency response. The indoor air quality services segment provides indoor air quality testing, monitoring and remediation services.

     Identifiable assets by segment are those assets that are used in the operations of each segment as well as the accounts receivable generated by each segment. Corporate assets consist primarily of cash and cash equivalents, prepaid expenses, and corporate furniture, fixtures and equipment. Capital expenditures are comprised primarily of additions to data processing equipment, furniture and fixtures, and leasehold improvements.

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999



NOTE R (continued)

     The following table presents the Company's business segment financial information:

                                                                                           Year ended April 30,
                                                                                     ----------------------------------
                                                                                        2000                   1999
                                                                                     -----------            -----------
      Revenues
          Asbestos removal                                                           $10,114,108            $ 9,819,053
          Environmental services                                                       1,248,462              1,767,437
          Indoor air quality services                                                  1,197,355
                                                                                     -----------            -----------

               Total revenues                                                        $12,559,925            $11,586,490
                                                                                     ===========            ===========

      Operating income (loss) from segments
          Asbestos removal                                                           $  (600,415)           $  (147,572)
          Environmental services                                                         (18,781)                77,125
          Indoor air quality services                                                   (350,883)
                                                                                     -----------            -----------

                                                                                        (970,079)               (70,447)

          Corporate expenses, net                                                       (109,729)               (46,966)
          Interest expense, net                                                          (83,027)               (24,285)
          Other income, net                                                               66,423                  6,355
          Income tax benefit                                                             150,063                 19,015
                                                                                     -----------            -----------

               Net loss                                                              $  (946,349)           $  (116,328)
                                                                                     ===========            ===========

      Depreciation and amortization
          Asbestos removal                                                           $    72,778            $    49,668
          Environmental services                                                           1,217                    608
          Indoor air quality services                                                     53,537
          Corporate                                                                        1,139
                                                                                     -----------            -----------

               Total depreciation and amortization                                   $   128,671            $    50,276
                                                                                     ===========            ===========

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999



NOTE R (continued)

                                                                                           Year ended April 30,
                                                                                     ----------------------------------
                                                                                        2000                   1999
                                                                                     -----------            -----------
      Capital expenditures
          Asbestos removal                                                           $    12,025            $   330,701
          Environmental services                                                                                  6,084
          Indoor air quality services                                                     25,404
          Corporate                                                                      136,723
                                                                                     -----------            -----------

               Total capital expenditures                                            $   174,152            $   336,785
                                                                                     ===========            ===========


      Identifiable assets
          Asbestos removal                                                           $ 3,447,037             $3,381,922
          Environmental services                                                         285,043                366,440
          Indoor air quality services                                                    974,416
                                                                                     -----------            -----------

               Total assets for reportable segments                                    4,706,496              3,748,362

      Corporate                                                                          171,410                    197
                                                                                     -----------            -----------

               Total assets                                                          $ 4,877,906            $ 3,748,559
                                                                                     ===========            ===========

NOTE S

Fourth Quarter Adjustments

During the fourth quarter of the year ended April 30, 2000, the Company recorded signficant adjustments to its accounts, which resulted in increasing net loss by appproximately $638,000. The adjustments for the year ended April 30, 2000 were principally attributable to increasing the allowance for possible losses on accounts receivable, the write off of uncollectible accounts receivable, an unanticipated loss on job, and accruals for operating expenses.

                            SUPPLEMENTAL INFORMATION

We have not sent an annual report or proxy statement to security holders in respect of the fiscal year ending April 30, 2000, or in the current fiscal year. Such report and proxy statement will be furnished to security holders in connection with the Company's Annual Meeting. Copies of such material will be furnished to the Commission when it is sent to security holders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NESCO INDUSTRIES INC.



                                        By: /s/ Santo Petrocelli
                                            --------------------------------
                                            Santo Petrocelli, Sr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                                      Title                                       Date
      ---------                                      -----                                       ----

/s/ Santo Petrocelli
--------------------                       President, Chief Executive Officer and
Santo Petrocelli, Sr.                      Director                                           8/14/2000

/s/ Lawrence S. Polan
---------------------                      Chief Financial and Accounting Officer and
Lawrence S. Polan                          Director                                           8/14/2000

/s/ Michael J. Caputo
---------------------
Michael J. Caputo                          Chief Operating Officer and Director               8/14/2000

/s/ Marshall H. Geller
----------------------
Marshall H. Geller                         Director                                           8/14/2000



                          INDEX TO EXHIBITS

Exhibit No.            Description
-----------            -----------

3.1*                   Articles of Incorporation as amended

3.2*                   Bylaws as amended

4.1*                   Common Stock Certificate

4.2*                   Incentive Stock Option Plan

16**                   Letter dated June 28, 2000, from Mendelsohn Kary
                       Bell & Natoli LLP re change in certifying accountants

21*                    Subsidiaries

27                     Financial Data Schedules

* Filed as Exhibits with the Company's Registration Statement on Form 10-SB filed with the Commission on November 30, 1999, and incorporated by reference herein.

** Filed as an Exhibit with the Company's Current Report on Form 8-K filed on June 30, 2000, and incorporated by reference herein.