Form 10QSB
period 2000-07-31
NESCO INDUSTRIES INC
filed 2000-09-15
CIK 1099609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2000

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to                     .
                               ----------------    --------------------

                         COMMISSION FILE NUMBER: 0-28307

                             NESCO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

               Nevada                           13-3709558
---------------------------------     --------------------------------
(State of other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)

                                12-12 43rd Avenue
                           Long Island City, NY 11101
                    (Address of principal executive offices)

                                  212/829-0880
              (Registrant's telephone number, including area code)

             570 Lexington Avenue, Third Floor, New York, NY 10022
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes   [ ]    No (Registrant has not been a reporting company for 90 days)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, par value $.01, was 6,614,963 as of August 31, 2000

Traditional small business issuer format:   Yes [  ]        No [X]

                             NESCO INDUSTRIES, INC.
                                      INDEX

PART I:  FINANCIAL INFORMATION

Item 1.               Consolidated Financial Statements

                      Consolidated  Balance Sheets --
                      July 31, 2000 (unaudited) and April 30, 2000........   3

                      Consolidated Statements of Operations--unaudited
                      for the three months ended July 31, 2000 and
                      1999................................................   4

                      Consolidated Statements of Cash Flows--unaudited
                      for the three months ended July 31, 2000 and
                      1999................................................   5

                      Consolidated Statement of Stockholders' Equity
                      (Deficit) unaudited for the three months ended
                      July 31, 2000 and the year ended April 30, 2000.....   6

                      Notes to Consolidated Financial Statements..........   7

Item 2.               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................   12


PART II:  OTHER INFORMATION

                      Item 6.  Exhibits and Reports on Form 8K............   15

Signatures................................................................   15

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                      July 31       April 30
                                                       2000           2000
                                                      -------       --------
                                                    (Unaudited)
Current  Assets:
  Cash and equivalents                              $    56,414     $    32,515
  Accounts receivable                                 2,911,974       3,114,220
  Unbilled costs and estimated earnings
       in excess of billings on
       uncompleted contracts                            693,348         525,606
  Prepaid expenses                                      266,050         205,353
  Other current assets                                  169,911         169,606
                                                    -----------     -----------
     Total current assets                             4,097,697       4,047,300
Fixed assets, net                                       276,193         233,497
Intangibles, net                                        488,194         502,778
Other assets                                             93,524          94,331
                                                    -----------     -----------
                                                    $ 4,955,608     $ 4,877,906
                                                    -----------     -----------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      July 31       April 30
                                                       2000           2000
                                                      -------       --------
                                                    (Unaudited)

Current  Liabilities:
  Accounts payable and accrued expenses             $ 3,098,742     $ 2,965,771
  Notes payable, equipment - current portion                              8,701
  Loans payable, shareholders                           659,610         979,000
  Billing in excess of costs and estimated
       earnings on uncompleted contracts                620,056         594,825
  Deferred sublease income                               46,800
                                                     -----------     -----------
     Total current liabilities                        4,425,208       4,548,297
Deferred sublease Income                                339,300
Notes Payable Equipment                                                   1,577
                                                    -----------     -----------
    Total liabilities                                 4,764,508       4,549,874
                                                    -----------     -----------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value
      Authorized 25,000,000 shares
      Issued and outstanding  6,614,963                   6,615           6,615
  Capital in excess of par value                        883,185         883,185
  Accumulated Deficit                                  (698,700)      (561,768)
                                                    -----------     -----------
                                                        191,100         328,032
                                                    -----------     -----------
                                                    $ 4,955,608     $ 4,877,906
                                                    -----------     -----------


See accompanying Notes.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDING JULY 31, 2000 AND 1999

                                                             July 31
                                                  ------------------------------
                                                      2000             1999
                                                      ----             ----
                                                           (Unaudited)

Earned Revenues                                   $ 2,646,083       $ 3,319,958

Cost of earned revenues                             2,221,551         2,677,865
                                                  -----------       -----------
     Gross profit                                     424,532           642,093

General and administrative expenses                   553,498           610,225
                                                  -----------       -----------
Operating income (loss)                              (128,966)           31,868
                                                  -----------       -----------
Other Income (Expense):
           Sublease income                             11,700
           Interest expense, net                      (19,666)           (7,355)
                                                  -----------       -----------
Income (loss) before income taxes                    (136,932)           24,513

Income tax expense                                                       14,786
                                                  -----------       -----------
      Net Income (Loss)                           $  (136,932)      $     9,727
                                                  -----------       -----------
Basic and diluted loss per share                  $     (0.02)              -
                                                  -----------       -----------
Weighted Average Common and dilutive shares
  outstanding                                       6,614,963         6,333,992
                                                  -----------       -----------

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDING JULY 31, 2000 AND 1999


                                                                                                       July
                                                                                    --------------------------------------
                                                                                            2000                1999
                                                                                            ----                ----
                                                                                                  (Unaudited)
Cash Flows from Operating Activities:
   Net Income (loss)                                                                  $  (136,932)            $       9,727
         Adjustments to reconcile net income (loss) to
         net cash provided (used) by operating activities:
               Depreciation and amortization                                               27,088                    22,721
               Changes in operating assets and liabilities:
                  Accounts receivable                                                     202,246                  (459,891)
                  Prepaid expenses                                                        (60,697)                  (25,208)
                  Other current assets                                                       (305)
                  Unbilled costs and estimated earnings in excess
                      of billings on uncompleted contracts                               (167,742)                 (433,858)
                  Other assets                                                                807                       450
                  Accounts payable and accrued expenses                                   132,971                   429,224
                  Income taxes payable                                                                              (18,220)
                  Billings in excess of costs and estimated
                      earnings on uncompleted contracts                                    25,231                   190,145
                  Deferred Sublease Income                                                386,100
                                                                                      -----------             -------------
                            Net cash provided (used) by operating activities              408,767                  (284,910)
                                                                                      -----------             -------------
Cash Flows from Investing Activities:
   Purchase of fixed assets                                                               (55,200)                   (4,677)
   Acquisition of Indoor Air Professionals                                                                         (137,050)
                                                                                      -----------             -------------
                            Net cash provided (used) by investing activities              (55,200)                 (141,727)
                                                                                      -----------             -------------
 Cash Flows from Financing Activities:
   Payment of equipment notes                                                             (10,278)                   (4,263)
   Net borrowings (repayment) of shareholder loans                                       (319,390)                  350,000
                                                                                      -----------             -------------
                             Net cash provided (used) by financing activities            (329,668)                  345,737
                                                                                      -----------             -------------
Net increase (decrease) in cash and equivalents                                            23,899                   (80,900)
Cash and equivalents, beginning of year                                                    32,515                    97,765
                                                                                      -----------             -------------
Cash and equivalents, ending  of quarter                                              $    56,414             $      16,865
                                                                                      -----------             -------------

See accompanying Notes.

                             NESCO INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
     For the three months ended July 31, 2000 and year ended April 30, 2000



                                          Common Stock           Capital In      Accumu-
                                      ---------------------      Excess of        lated
                                        Shares       Amount      Par Value       deficit     Total
                                       ----------   --------     ----------      -------     -----

Balance at April 30, 2000             6,614,963    $ 6,615      $  883,185    $ (561,768)  $ 328,032

Net loss for the three months
     ended July 31, 2000                                                        (136,932)   (136,932)

                                      ---------    -------      ----------    ----------   ---------
Balance at July 31, 2000              6,614,963    $ 6,615      $  883,185    $ (698,700)  $ 191,100
                                      ---------    -------      ----------    ----------   ---------


See accompanying Notes.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.             Organization, Operations and Significant Accounting Policies

               General:

               The consolidated interim financial statements, and accompanying Notes, included herein have been prepared by NESCO Industries, Inc., (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for interim periods. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results of the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to stockholders (Form 10-KSB for the fiscal year ended April 30, 2000).

               Basis of Presentation and Principles of Consolidation:

               The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

               The financial statements as of July 31, 2000 and for the three months ended July 31, 2000 and 1999 are unaudited; however, in the opinion of management such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as of July 31, 2000, the Company has an accumulated deficit in stockholders' equity of $698,700, negative working capital of $327,511 and has incurred a net loss of $136,932 for the three months ended July 31, 2000.

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

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


B.             New Accounting Pronouncements:

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

C.             Sublease income:

               In June 2000, the Company received a payment of $397,800 from a company in which a majority shareholder of the Company is a stockholder in connection with the sublease of its New York City offices from a tenant for future rent. The payment received will be recognized as "other income" on a straight-line basis over the life of the lease. The lease expires on October 31, 2008.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



D.             Business Segment Information:

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

               Indentifiable assets by segment are those assets that are used in the operations of each segment as well as the accounts receivable generated by each segment. Corporate assets consist primarily of cash and cash equivalents, prepaid expenses, and corporate furniture, fixtures and equipment. Capital expenditures are comprised primarily of additions to data processing equipment, furniture and fixtures, and leasehold improvements.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


D.      Business Segment Information (continued)

              The following table presents the Company's business segment financial information:

                                                                                Three months
                                                                                Ended July 31,
                                                                          2000                   1999
                                                                          ----                   ----
         Revenues

               Asbestos removal                                          $1,951,444            $ 3,040,235
               Environmental services                                       308,020                209,929
               Indoor air quality services                                  386,619                 69,794
                                                                      -------------          --------------

                        Total revenues                                   $2,646,083             $3,319,958
                                                                      -------------          --------------

         Operating income (loss) from segments
               Asbestos removal                                       $        (645)           $   150,722
               Environmental services                                       (57,963)               (57,748)
               Indoor air quality services                                  (24,326)               (44,453)
                                                                      -------------          --------------

                                                                            (82,934)                48,521

               Corporate expenses, net                                      (46,032)               (16,653)
               Interest expense, net                                        (19,666)                (7,355)
               Other income, net                                             11,700                      -
               Income taxes                                                       -                (14,786)
                                                                      -------------          --------------

                        Net income (loss)                             $    (136,932)         $       9,727
                                                                      =============          =============

         Depreciation and amortization

               Asbestos removal                                       $       4,178           $     17,481
               Environmental services                                           304
               Indoor air quality services                                   17,446                  5,240
               Corporate                                                      5,160
                                                                      -------------          --------------

                        Total depreciation and amortization            $     27,088           $     22,721
                                                                      =============          =============

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


D.      Business Segment Information (continued)

                                                                                       JULY 31
                                                                                       -------
                                                                              2000                   1999
                                                                              ----                   ----
         Capital expenditures
               Asbestos removal                                            $      2,148             $    4,677
               Indoor air quality services                                       53,052
                                                                           ------------             ----------

                        Total capital expenditures                         $     55,200             $    4,677
                                                                           ============             ==========


         Identifiable assets

               Asbestos removal                                              $3,420,845             $3,998,636
               Environmental services                                           421,364                428,107
               Indoor air quality services                                      892,715                736,207
                                                                           ------------             ----------

                        Total assets for reportable segments                  4,734,924              5,162,950

         Corporate                                                              220,684                 42,132
                                                                           ------------             ----------

                        Total assets                                         $4,955,608             $5,205,082
                                                                           ============             ==========


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

               When used in this discussion, the words "expect(s)", believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the possible results, described in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Report which discuss factors which affect our business, including the discussion under the caption "Risk Factors" in our Registration Statement on Form 10-SB, filed November 29, 1999, and amended January 31, 2000.

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

Results of Operations

               The following table presents selected consolidated financial data for the periods indicated expressed as a percentage of net sales:

-------------------------------------------------------------------------------
                                   Three months ended        Three months ended
                                    July 31, 2000               July 31, 1999
-------------------------------------------------------------------------------

Net sales                                100.0                   100.0
Cost of sales                             84.0                    80.7
-------------------------------------------------------------------------------
    Gross profit                          16.0                    19.3
    General and administra-
      tive expense                        19.9                    17.7
    Depreciation                           1.0                      .7
-------------------------------------------------------------------------------
    Operating income (loss).....          (4.9)                     .9
    Other income (expense)......           (.3)                     .2
    Income tax expense                      --                      .4
-------------------------------------------------------------------------------
Net income (loss)                         (5.2)                     .3
-------------------------------------------------------------------------------

Three Months  July 31, 2000 and 1999

The following table sets forth our revenues by operating area in the periods indicated:

--------------------------------------------------------------------------------
                                 Three Months Ended      Three Months Ended
                                   July 31, 2000           July 31, 1999
--------------------------------------------------------------------------------

Asbestos abatement                     $1,951,444            $3,040,235
--------------------------------------------------------------------------------
Other environmental services              308,020               209,929
--------------------------------------------------------------------------------
Indoor air quality services               386,619                69,794
--------------------------------------------------------------------------------
TOTAL                                  $2,646,083            $3,319,958
--------------------------------------------------------------------------------


Three months ended July 31, 2000 compared to the three months ended July 31, 1999:

During the three months ended July 31, 2000 our earned revenues declined 20% due to our lower revenues on the asbestos abatement segment.

Our cost of earned revenues increased more on a percentage basis than the increase in revenues. Our reduced gross profit margin was primarily the result of an overall-declining trend in profitability from our asbestos abatement segment due to an increasingly competitive market. As a result, our gross profit margin decreased to 16% compared to 19% in the three months ended July 31, 1999.

Our general and administrative expenses decreased in the first three months of the current fiscal year due to our reductions in salaries, rents, and travel expenses.

The decrease in gross profit was greater than our reductions in expenses, as a result, we had a net loss of $136,932 in the three months ended July 31, 2000, versus net income of $9,727 in the comparable 1999 period.

Liquidity and Capital Resources

The following table sets forth our working capital position at the end of the fiscal periods indicated:

---------------------------------------------------------------------------
                                 Three Months Ended       Fiscal Year Ended
                                   July 31, 2000           April 30, 2000
---------------------------------------------------------------------------
Current assets                      $4,097,697                 $4,047,300
---------------------------------------------------------------------------
Current liabilities                  4,425,208                  4,548,297
---------------------------------------------------------------------------
Working Capital deficiency          $  327,511                 $  500,997
---------------------------------------------------------------------------


At July 31, 2000 our working capital deficiency was ($327,511) as compared to the April 30, 2000 deficiency of ($500,997). Working capital and cash flows improved with the collection of $397,800 from the sublease of our NYC offices which were used to repay $319,390 of outstanding short-term shareholder loans. Working capital was negatively impacted by our net loss during the quarter ended July 31, 2000 of $136,932 and the purchase of fixed assets of $55,203.

As of July 31, 2000 the company total stockholders' equity decrease from $328,032 to $191,100, has a negative working capital of $327,511 and has incurred a net loss of $136,932 for the three months ended July 31, 2000.

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

                                NESCO INDUSTRIES, INC.


DATE:  September ___, 2000      By:
                                   -------------------------------
                                   Lawrence S. Polan, Chief Financial Officer