Form 10QSB
period 2000-10-31
NESCO INDUSTRIES INC
filed 2000-12-15
CIK 1099609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2000

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to                       .
                               ----------------------    ----------------------

                         COMMISSION FILE NUMBER: 0-28307

                             NESCO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                          13-3709558
-------------------------------                ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                                12-12 43rd Avenue
                           Long Island City, NY 11101
                    (Address of principal executive offices)

                                  212/829-0880
              (Registrant's telephone number, including area code)

                                      n.a.
--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes      [ ] No (Registrant has not been a reporting company for 90 days)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, par value $.01, was 6,614,963 as of October 31, 2000

Traditional small business issuer format:   Yes [ ]          No [X]

                             NESCO INDUSTRIES, INC.
                                      INDEX

PART I:  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated  Balance Sheets --
          October 31, 2000 (unaudited) and April 30, 2000........................................      3

          Consolidated Statements of Operations--(unaudited)
          for the three months and six months ended October
          31, 2000...............................................................................   4, 5

          Consolidated Statements of Cash Flows (unaudited)
          for the six months ended October 31, 2000 and 1999.....................................      6

          Notes to Consolidated Financial Statements.............................................      7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................................................     10


PART II:  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8K...............................................     13

Signatures.......................................................................................     13


                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                                                          October 31                April 30
                                                                          ----------                --------
                                                                             2000                     2000
                                                                          (Unaudited)
Current  Assets:
  Cash and equivalents                                                    $   16,088               $   32,515
  Accounts receivable                                                      3,303,852                3,114,220
  Unbilled costs and estimated earnings in excess
       of billings on uncompleted contracts                                  390,162                  525,606
  Prepaid expenses                                                           327,557                  205,353
  Other current assets                                                       122,793                  169,606
                                                                          ----------               ----------
     Total current assets                                                  4,160,452                4,047,300
Fixed assets, net                                                            260,262                  233,497
Intangibles, net                                                             473,611                  502,778
Other assets                                                                  92,490                   94,331
                                                                          ----------               ----------

                                                                          $4,986,815               $4,877,906
                                                                          ----------               ----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          October 31                April 30
                                                                            2000                     2000
                                                                          ----------               ----------
Current  Liabilities:
  Accounts payable and accrued expenses                                   $2,930,754               $2,965,771
  Notes payable, equipment - current portion                                                            8,701
  Loans payable, shareholders                                                664,340                  979,000
  Billing in excess of costs and estimated
       earnings on uncompleted contracts                                     903,628                  594,825
  Deferred sublease income current                                            46,800
                                                                          ----------               ----------
     Total current liabilities                                             4,545,522                4,548,297
Deferred sublease Income                                                     327,600
Notes Payable Equipment                                                                                 1,577
                                                                          ----------               ----------
     Total liabilities                                                     4,873,122                4,549,874
                                                                          ----------               ----------

Stockholders' Equity:
  Common stock, $.001 par value
      Authorized 25,000,000 shares
      Issued and outstanding  6,614,963                                        6,615                    6,615
  Capital in excess of par value                                             883,185                  883,185
  Accumulated Deficit                                                       (776,107)                (561,768)
                                                                          ----------               ----------
                                                                             113,693                  328,032
                                                                          ----------               ----------

                                                                          $4,986,815               $4,877,906
                                                                          ----------               ----------

                   NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDING OCTOBER 31, 2000 AND 1999

                                                                               October 31
                                                                   -----------------------------------
                                                                      2000                    1999
                                                                   ---------                ----------
                                                                               (Unaudited)

Earned Revenues                                                   $2,610,505                $2,947,231

Cost of earned revenues                                            2,146,546                 2,467,288
                                                                  ----------                ----------

     Gross profit                                                    463,959                   479,943

General and administrative expenses                                  536,288                   626,957
                                                                  ----------                ----------

Operating loss                                                       (72,329)                 (147,014)
                                                                  ----------                ----------

Other Income (Expense):
      Sublease income                                                 11,700
      Interest expense, net                                          (16,778)                   (6,526)
                                                                  ----------                ----------

Loss before income taxes                                             (77,407)                 (153,540)

Income tax benefit                                                                             (46,288)
                                                                  ----------                ----------

      Net loss                                                    $  (77,407)               $ (107,252)
                                                                  ----------                ----------

Basic and diluted loss per share                                  $    (0.01)               $    (0.02)
                                                                  ----------                ----------

Weighted Average Common and dilutive shares outstanding            6,614,963                 6,614,278
                                                                  ----------                ----------

See accompanying notes.

                   NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 SIX MONTHS ENDING OCTOBER 31, 2000 AND 1999


                                                                                  October 31
                                                                     ------------------------------------
                                                                        2000                     1999
                                                                     ----------                ----------
                                                                                  (Unaudited)

Earned Revenues                                                      $5,256,588                $6,267,189

Cost of earned revenues                                               4,368,097                 5,145,153
                                                                    -----------                 ---------

     Gross profit                                                       888,491                 1,122,036

General and administrative expenses                                   1,089,786                 1,237,182
                                                                    -----------                 ---------

Operating loss                                                         (201,295)                 (115,146)
                                                                    -----------                 ---------

Other Income (Expense):
      Sublease income                                                    23,400
      Interest expense, net                                             (36,444)                  (13,881)
                                                                    -----------                 ---------

Loss before income taxes                                               (214,339)                 (129,027)

Income tax benefit                                                                                (31,502)
                                                                    -----------                 ---------

      Net  Loss                                                     $  (214,339)                $ (97,525)
                                                                    -----------                 ---------

Basic and diluted loss per share                                    $      (.03)                $    (.02)
                                                                    -----------                 ---------

Weighted Average Common and dilutive shares outstanding               6,614,963                 6,474,135
                                                                    -----------                 ---------


See accompanying notes.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDING OCTOBER 31, 2000 AND 1999

                                                                                            October
                                                                                 ------------------------------
                                                                                    2000                 1999
                                                                                 ---------            ---------
                                                                                            (Unaudited)
Cash Flows from Operating Activities:
   Net loss                                                                      $(214,339)           $ (97,525)
       Adjustments to reconcile net loss to
       net cash provided (used) by operating activities:
           Depreciation and amortization                                            57,603               55,923
           Changes in operating assets and liabilities:
              Accounts receivable                                                 (189,632)              38,717
              Prepaid expenses                                                    (122,204)            (209,963)
              Unbilled costs and estimated earnings in excess
                  of billings on uncompleted contracts                             135,444             (618,717)
              Other current assets                                                  46,813              (24,341)
              Other assets                                                           1,841               (5,175)
              Accounts payable and accrued expenses                                (60,019)             410,032
              Income taxes payable                                                  25,001              (91,270)
              Billings in excess of costs and estimated
                  earnings on uncompleted contracts                                308,803              216,650
              Deferred Sublease Income                                             374,400
                                                                                 ---------            ---------
                   Net cash provided (used) by operating activities                363,711             (375,669)
                                                                                 ---------            ---------
Cash Flows from Investing Activities:
   Purchase of fixed assets                                                        (55,200)             (23,794)
   Acquisition of Indoor Air Professionals                                                             (151,050)
                                                                                 ---------            ---------
                   Net cash used by investing activities                           (55,200)            (100,844)
                                                                                 ---------            ---------
Cash Flows from Financing Activities:
   Payment of equipment notes                                                      (10,278)              (8,527)
   Net borrowings (repayment) of shareholder loans                                (314,660)             400,000
                                                                                 ---------            ---------
                   Net cash provided (used) by financing activities               (324,938)             391,473
                                                                                 ---------            ---------
Net decrease in cash and equivalents                                               (16,427)             (45,040)
Cash and equivalents, beginning of year                                             32,515               97,765
                                                                                 ---------            ---------
Cash and equivalents, ending of period                                           $  16,088            $  52,725
                                                                                 ---------            ---------

See accompanying notes.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A.       Organization, Operations and Significant Accounting Policies

         General:

         The unaudited consolidated interim financial statements, and accompanying Notes, included herein have been prepared by NESCO Industries, Inc., (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for interim periods. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results of the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to stockholders (Form 10-KSB for the fiscal year ended April 30, 2000).

         Basis of Presentation and Principles of Consolidation:

         The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as of October 31, 2000, the Company has an accumulated deficit of $776,107, negative working capital of $385,070, and has incurred a net loss of $214,339 for the six months ended October 31, 2000.

         In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain its present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue its existence.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

B.       New Accounting Pronouncements:

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. Subsequently, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters or fiscal years beginning after June 15, 2000. This Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.


C.       Sublease income:

         In June 2000, the Company received a payment of $397,800 in connection with the sublease of its New York City offices from a tenant for future rent. The payment received will be recognized as "other income" on a straight-line basis over the life of the lease. The lease expires on October 31, 2008.

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

The following table presents the Company's business segment financial information:

                                              Three Months                  Six Months
                                              Ended Oct 31                 Ended Oct 31
                                           2000           1999          2000          1999
                                        ----------     ----------    ----------    ----------
Revenues
  Asbestos removal                      $2,177,000     $2,248,675    $4,128,444    $5,288,910
  Environmental services                    27,116        309,781       335,136       598,704
  Indoor air quality services              406,389        388,775       793,008       379,575
                                        ----------     ----------    ----------    ----------
    Total revenues                      $2,610,505     $2,947,231    $5,256,588    $6,267,189
                                        ----------     ----------    ----------    ----------
Operating income (loss from segments)
  Asbestos removal                      $  108,825     $  (87,424)   $  108,180    $   63,298
  Environmental services                   (69,559)        83,945      (127,522)       26,197
  Indoor air quality services              (45,956)      (119,398)      (70,282)     (163,851)
                                        ----------     ----------    ----------    ----------
    Operating loss                          (6,690)      (112,877)      (86,624)      (74,356)

  Corporate expenses, net                  (65,639)       (24,137)     (111,671)      (40,790)
  Interest expense, net                    (16,778)        (6,526)      (36,444)      (13,881)
  Other income, net                         11,700              -        23,400             -
  Income taxes                                   -         46,288             -        31,502
                                        ----------     ----------    ----------    ----------
    Net loss                            $  (77,407)    $ (107,252)   $ (214,339)   $  (97,525)
                                        ----------     ----------    ----------    ----------

Depreciation and amortization
  Asbestos removal                      $    4,173     $   17,482    $    8,351    $   34,963
  Environmental services                       304              -           608             -
  Indoor air quality services               21,257         15,720        38,703        20,960
  Corporate                                  4,781              -         9,941             -
                                        ----------     ----------    ----------    ----------
    Total depreciation and amortization $   30,515     $   33,202    $   57,603    $   55,923
                                        ----------     ----------    ----------    ----------

Capital expenditures
  Asbestos removal                               -              -    $    2,148    $    4,677
  Indoor air quality services                    -     $   19,117        53,052        19,117
                                        ----------     ----------    ----------    ----------
    Total capital expenditures          $        -     $   19,117    $   55,200    $   23,794
                                        ----------     ----------    ----------    ----------

Identifiable assets
  Asbestos removal                                                   $3,661,619    $3,581,265
  Environmental services                                                102,934       597,244
  Indoor air quality services                                         1,007,067       909,718
                                                                     ----------    ----------
    Total assets for reportable segments                              4,771,620     5,088,227

Corporate                                                               215,195        39,692
                                                                     ----------    ----------
    Total assets                                                     $4,986,815    $5,127,919
                                                                     ----------    ----------

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

         In June 1999, we organized NAC/Indoor Air Professionals, Inc. ("NAC/IAP") to carry on and further develop the indoor air quality testing and remediation activities previously conducted by NES.

Results of Operations

         The following table presents selected consolidated financial data for the periods indicated expressed as a percentage of net sales:

----------------------------------------------------------------------- --------------------------------
                                            Three months ended                  Six months ended
                                               October 31,                        October 31,

                                          2000              1999              2000             1999
--------------------------------------------------------------------------------------------------------
Net sales                                100.00            100.00            100.00           100.00
Cost of sales                              82.2              83.7              83.1             82.1
--------------------------------------------------------------------------------------------------------
   Gross profit.......................     17.8              16.3              16.9             17.9
   General and administra-
     tive expense.....................     19.6              20.2              19.7             18.8
   Depreciation.......................      1.0               1.1               1.0               .9
--------------------------------------------------------------------------------------------------------
   Operating loss.......                   (2.8)             (5.0)             (3.8)            (1.8)
   Other income (expense).......            (.1)               .2               (.3)             (.2)
   Income tax benefit                         -              (1.6)                -              (.5)
--------------------------------------------------------------------------------------------------------
Net loss                                   (2.9)             (3.6)             (4.1)            (1.5)
--------------------------------------------------------------------------------------------------------

Three Months and Six months ended October 31, 2000 and 1999

The following table sets forth our revenues by operating area in the periods indicated:

-------------------------------------------------------------------------------------------------------------------
                                 Three  Months Ended   Three Months Ended     Six Months Ended    Six Months Ended
                                   October 31, 2000      October 31, 1999     October 31, 2000    October 31, 1999
-------------------------------------------------------------------------------------------------------------------
Asbestos abatement                     $2,177,000           $2,248,675           $4,128,444          $5,288,910
-------------------------------------------------------------------------------------------------------------------
Indoor air quality services               406,389              388,775              793,008             379,575
-------------------------------------------------------------------------------------------------------------------
Other environmental
services                                   27,116              309,781              335,136             598,704
-------------------------------------------------------------------------------------------------------------------
TOTAL                                  $2,610,505           $2,947,231           $5,256,588          $6,267,189
-------------------------------------------------------------------------------------------------------------------

Three months ended October 31, 2000 compared to the three months ended October 31, 1999:

During the three months ended October 31, 2000, our earned revenues declined 11% due to lower revenues of our asbestos abatement and environmental services segments, which resulted in a lower gross profit amount.

Our cost of earned revenues, as a percentage of sales, decreased 1.5%, and our gross profit margins increased. The increase in gross profit percentage is due to an increase in gross profit percentage for the indoor air quality services and asbestos segment jobs.

Our general and administrative expenses decreased due to reductions in salaries, related expenses and rents. The reduction in administrative expenses mitigated our operating loss in the three months ended October 31, 2000.

Six Months ended October 31, 2000 compared to the six months ended October 31, 1999:

During the six months ended October 31, 2000, our earned revenues declined 16% due to lower revenues of our asbestos abatement and environmental services segments, which resulted in a lower gross profit amount.

Our cost of earned revenues, as a percentage of sales, increased 1%, and our gross profit margins declined. The overall declining trend on revenues and profitability from our asbestos abatement segment is due to an increasingly competitive market.

Our general and administrative expense decreased due to reductions in salaries, related expenses and rents. The reduction in administrative expenses mitigated our operating loss in the six months ended October 31, 2000.

Liquidity and Capital Resources

The following table sets forth our working capital position at the dates indicated:

--------------------------------------------------------------------------------
                                      October 31, 2000            April 30, 2000
--------------------------------------------------------------------------------
Current assets                            $4,160,452                $4,047,300
--------------------------------------------------------------------------------
Current liabilities                       $4,545,522                $4,548,297
--------------------------------------------------------------------------------
Working Capital Deficiency                ($385,070)                ($500,997)
--------------------------------------------------------------------------------

At October 31, 2000, our working capital deficiency was $385,070 as compared to the April 30, 2000 deficiency of $500,997. Working capital and cash flows improved with the collection of $397,800 from the sublease of our NYC offices which were used to repay $319,390 of outstanding short-term shareholder loans. Working capital was negatively impacted by our net loss during the six months ended October 31, 2000 of $214,339 and the purchase of fixed assets of $55,200.

The Company's total stockholders' equity has decreased from $328,032 at April 30, 2000, to $113,693 at October 31, 2000. As of October 31, 2000, the Company has a negative working capital of $385,070 and has incurred a net loss of $214,339 for the six months ended October 31, 2000.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain its present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue its existence.

Management has reduced staff, space and overhead expenditures, which it believes is sufficient to provide the Company with the ability to continue its existence.

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


                                       NESCO INDUSTRIES, INC.



DATE:  December 14, 2000              By: /s/ Lawrence S. Polan
                                          --------------------------------------
                                          Lawrence S. Polan,
                                          Chief Financial Officer