Form 10QSB
period 2001-01-31
NESCO INDUSTRIES INC
filed 2001-03-16
CIK 1099609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended January 31, 2001

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                        to                      .
                               ----------------------    ---------------------

                         COMMISSION FILE NUMBER: 0-28307

                             NESCO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                       13-3709558
 ------------------------------                -------------------------------
(State of other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                                12-12 43rd Avenue
                           Long Island City, NY 11101
                    (Address of principal executive offices)

                                  718/937-5333
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, par value $.01, was 6,614,963 as of January 31, 2001

Traditional small business issuer format:   Yes [ ]          No [X]

                               NESCO INDUSTRIES, INC.
                                      INDEX


PART I:    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets --
           January 31, 2001 (unaudited) and April 30, 2000.................    3

           Consolidated Statements of Operations--(unaudited)
           for the three months and nine months ended January
           31, 2001........................................................ 4, 5

           Consolidated Statements of Cash Flows (unaudited)
           for the nine months ended January 31, 2001 and 2000.............    6

           Notes to Consolidated Financial Statements......................    7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................   11


PART II:   OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8K........................   15

Signatures.................................................................   15

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                   ASSETS
                                                                                                January          April 30
                                                                                                -------          --------
                                                                                                  2001             2000
                                                                                                 ------           ------
                                                                                               (Unaudited)
Current  Assets:
  Cash and equivalents                                                                        $     58,583      $    32,515
  Accounts receivable                                                                            2,420,179        3,114,220
  Unbilled costs and estimated earnings in excess
       of billings on uncompleted contracts                                                        372,841          525,606
  Prepaid taxes and expenses                                                                       443,607          205,353
  Other current assets                                                                             117,104          169,606
                                                                                              ------------      -----------
     Total current assets                                                                        3,412,314        4,047,300
Fixed assets, net                                                                                  249,811          233,497
Intangibles, net                                                                                   459,028          502,778
Other assets                                                                                        91,264           94,331
                                                                                              ------------      -----------

                                                                                              $  4,212,417      $ 4,877,906
                                                                                              ============      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                January          April 30
                                                                                                -------          --------
                                                                                                  2001             2000
                                                                                                 ------           ------
                                                                                               (Unaudited)
Current  Liabilities:
  Accounts payable and accrued expenses                                                       $  2,388,523      $ 2,965,771
  Notes payable, equipment - current portion                                                                          8,701
  Loans payable, shareholders                                                                      729,123          979,000
  Billing in excess of costs and estimated
       earnings on uncompleted contracts                                                           659,444          594,825
  Deferred sublease income current                                                                  46,800
                                                                                              ------------      -----------
     Total current liabilities                                                                   3,823,890        4,548,297
Deferred sublease Income                                                                           315,900
Notes Payable Equipment                                                                                               1,577
                                                                                              ------------      -----------
     Total liabilities                                                                           4,139,790        4,549,874
                                                                                              ------------      -----------

Stockholders' Equity:
  Common stock, $.001 par value
      Authorized 25,000,000 shares
      Issued and outstanding  6,614,963                                                              6,615            6,615
  Capital in excess of par value                                                                   883,185          883,185
  Accumulated Deficit                                                                             (817,173)        (561,768)
                                                                                              ------------      -----------
                                                                                                    72,627          328,032
                                                                                              ------------      -----------
                                                                                              $  4,212,417      $ 4,877,906
                                                                                              ============      ===========

See accompanying notes.

                   NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDING JANUARY 31, 2001 AND 2000

                                                                                               January
                                                                                   -------------------------------
                                                                                       2001               2000
                                                                                      ------             ------
                                                                                             (Unaudited)
Earned Revenues                                                                    $  1,927,058        $ 3,547,858

Cost of earned revenues                                                               1,440,179          2,862,276
                                                                                   ------------        -----------

     Gross profit                                                                       486,879            685,582

General and administrative expenses                                                     525,419            657,297
                                                                                   ------------        -----------

Operating (loss) income                                                                 (38,540)            28,285
                                                                                   ------------        -----------

Other Income (Expense):
      Sublease income                                                                    11,700
      Interest expense, net                                                             (14,226)           (14,940)
                                                                                   ------------        -----------

(Loss) Income before income taxes                                                       (41,066)            13,345

Income tax expense                                                                                          20,185
                                                                                   ------------        -----------

      Net loss                                                                     $    (41,066)       $    (6,840)
                                                                                   ============        ===========

Basic and diluted loss per share                                                          (0.01)                 -
                                                                                   ------------        -----------

Weighted Average Common and dilutive shares outstanding                               6,614,963          6,614,963
                                                                                   ------------        -----------

See accompanying notes.

                   NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDING JANUARY 31, 2001 AND 2000

                                                                                               January
                                                                                   -------------------------------
                                                                                       2001               2000
                                                                                      ------             ------
                                                                                             (Unaudited)
Earned Revenues                                                                    $  7,183,646       $  9,815,047

Cost of earned revenues                                                               5,808,276          8,007,429
                                                                                   ------------       ------------

     Gross profit                                                                     1,375,370          1,807,618

General and administrative expenses                                                   1,615,205          1,894,479
                                                                                   ------------       ------------

Operating loss                                                                         (239,835)           (86,861)
                                                                                   ------------       ------------

Other Income (Expense):
      Sublease income                                                                    35,100
      Interest expense, net                                                             (50,670)           (28,821)
                                                                                   ------------       ------------

Loss before income taxes                                                               (255,405)          (115,682)

Income tax benefit                                                                                         (11,317)
                                                                                   ------------       ------------

      Net  Loss                                                                    $   (255,405)      $   (104,365)
                                                                                   ============       ============

Basic and diluted loss per share                                                          (0.04)             (0.02)
                                                                                   ------------       ------------

Weighted Average common and dilutive shares outstanding                               6,614,963          6,540,288
                                                                                   ------------       ------------

See accompanying notes.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDING JANUARY 31, 2001 AND 2000

                                                                                                      January
                                                                                           -----------------------------
                                                                                              2001               2000
                                                                                             ------             ------
                                                                                                    (Unaudited)
Cash Flows from Operating Activities:
   Net loss                                                                                $  (255,405)      $  (104,365)
       Adjustments to reconcile net loss to
       net cash provided (used) by operating activities:
           Depreciation and amortization                                                        80,507            92,257
           Amortization of deferred sublease income                                            (35,100)
           Changes in operating assets and liabilities:
              Accounts receivable                                                              694,041          (844,535)
              Prepaid taxes and expenses                                                      (238,254)           40,566
              Unbilled costs and estimated earnings in excess
                  of billings on uncompleted contracts                                         152,765          (780,434)
              Other current assets                                                              52,502           (60,499)
              Other assets                                                                       3,067            (4,530)
              Accounts payable and accrued expenses                                           (577,249)          834,034
              Income taxes payable                                                                              (105,306)
              Billings in excess of costs and estimated
                  earnings on uncompleted contracts                                             64,618           237,782
              Deferred Sublease Income                                                         397,800
                                                                                           -----------       -----------
                   Net cash provided (used) by operating activities                            339,292          (695,030)
                                                                                           -----------       -----------
Cash Flows from Investing Activities:
   Purchase of fixed assets                                                                    (53,069)          (37,384)
   Acquisition of Indoor Air Professionals                                                                      (137,050)
                                                                                           -----------       -----------
                   Net cash used in investing activities                                       (53,069)         (174,434)
                                                                                           -----------       -----------

Cash Flows from Financing Activities:
   Payment of equipment notes                                                                  (10,278)          (12,792)
   Net borrowings (repayment) of shareholder loans                                            (249,877)          800,000
                                                                                           -----------       -----------
                   Net cash (used) provided by financing activities                           (260,155)          787,208
                                                                                           -----------       -----------
Net increase (decrease) in cash and equivalents                                                 26,068           (82,256)
Cash and equivalents, beginning of year                                                         32,515            97,765
                                                                                           -----------       -----------
Cash and equivalents, end of period                                                        $    58,583       $    15,509
                                                                                           ===========       ===========

See accompanying notes.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.        Organization, Operations and Significant Accounting Policies

          General:

          The unaudited consolidated interim financial statements, and accompanying notes included herein, have been prepared by NESCO Industries, Inc., (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for interim periods. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results of the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to stockholders (Form 10-KSB for the fiscal year ended April 30, 2000).

          Basis of Presentation and Principles of Consolidation:

          The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

          Certain amounts in the fiscal 2000 consolidated financial statements were reclassified to conform to the fiscal 2001 presentation. Any adjustments that have been made to the financial statements are of a normal recurring nature.

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as of January 31, 2001, the Company has an accumulated deficit in stockholders' equity of $817,172, negative working capital of $411,575, and has incurred a net loss of $255,405 for the nine months ended January 31, 2001.

          In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain its present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue its existence.

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

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

C.        Business Segment Information:

          The asbestos removal segment provides asbestos abatement including removal and disposal, enclosure and encapsulation. The environmental services segment provides environmental remediation Phase I, II, and III environmental assessments, including underground storage tank removals, injection well closures, soil and ground water treatment systems, contaminated soil removal and emergency response. The indoor air quality services segment provides indoor air quality testing, monitoring and remediation services including mold and microbiological remediation services.

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

          The following table presents the Company's business segment financial information:

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                                        Three Months                           Nine Months
                                                                        Ended Jan 31,                         Ended Jan 31,
                                                                 2001                2000              2001                 2000
                                                             -----------         -----------        -----------         -----------
Revenues
   Asbestos removal                                          $ 1,260,162         $ 2,515,319        $ 5,388,606         $ 7,804,229
   Environmental services                                        130,030             578,215            465,166           1,176,919
   Indoor air quality services                                   536,866             454,324          1,329,874             833,899
                                                             -----------         -----------        -----------         -----------
        Total revenues                                       $ 1,927,058         $ 3,547,858        $ 7,183,646         $ 9,815,047
                                                             -----------         -----------        -----------         -----------

Operating income (loss) from segments
   Asbestos removal                                                $ 241            $ 12,878          $ 108,421            $ 76,176
   Environmental services                                        (28,451)            111,358           (155,973)            137,555
   Indoor air quality services                                   (12,292)            (57,126)           (82,574)           (220,977)
                                                             -----------         -----------        -----------         -----------
        Operating loss                                           (40,502)             67,110           (130,126)             (7,246)

  Corporate expenses                                               1,962             (38,825)          (109,709)            (79,615)
   Interest expense, net                                         (14,226)            (14,940)           (50,670)            (28,821)
   Other income, net                                              11,700                   -             35,100                   -
   Income tax (expense) benefit                                        -             (20,185)                 -              11,317
                                                             -----------         -----------        -----------         -----------
        Net loss                                               $ (41,066)           $ (6,840)        $ (255,405)         $ (104,365)
                                                             -----------         -----------        -----------         -----------

Depreciation and amortization
   Asbestos removal                                              $ 4,176            $ 20,000           $ 12,527            $ 54,963
   Environmental services                                            305               1,000                913               1,000
   Indoor air quality services                                    13,641              15,333             52,344              36,293
   Corporate                                                       4,782                   -             14,723                   -
                                                             -----------         -----------        -----------         -----------
        Total depreciation and amortization                     $ 22,904            $ 36,333           $ 80,507            $ 92,256
                                                             -----------         -----------        -----------         -----------

Capital expenditures
   Asbestos removal                                                                  $ 4,766            $ 2,148             $ 9,443
   Indoor air quality services                                   $ 1,675               8,824             50,921              27,941
                                                             -----------         -----------        -----------         -----------
        Total capital expenditures                               $ 1,675            $ 13,590           $ 53,069            $ 37,384
                                                             -----------         -----------        -----------         -----------

Identifiable assets
   Asbestos removal                                                                                   2,640,020           3,938,497
   Environmental services                                                                               124,317             787,243
   Indoor air quality services                                                                        1,204,174           1,142,476
                                                                                                    -----------         -----------
        Total assets for reportable segments                                                          3,968,511           5,868,216

Corporate                                                                                               243,906              29,697
                                                                                                    -----------         -----------
        Total assets                                                                                $ 4,212,417         $ 5,897,913
                                                                                                    -----------         -----------


                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



D.        Basic and diluted loss per share:

          Basic net loss per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted net loss per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options which are convertible into common shares, unless antidilutive based upon loss from continuing operations. All options totaling 445,000 were excluded from the calculation of diluted loss per share during the nine and three months ended January 31, 2001 and January 31, 2000.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

            When used in this discussion, the words "expect(s)", believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the possible results, described in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures which discuss factors which affect our business, including the discussion under the caption "Risk Factors" in our Registration Statement on Form 10-SB, filed November 29, 1999, and amended January 31, 2000.


You should read the following discussion and analysis in conjunction with the financial statements and related notes that comprise Item I of this Report.

General

         NESCO Industries, Inc. was incorporated in March 1993 as Coronado Communications Corp. In March 1998, NESCO, which was then inactive, acquired all of the outstanding capital stock of National Abatement Corp. ("NAC"), a corporation engaged primarily in asbestos abatement services, and NAC Environmental Services Corp. ("NES"), a provider of a variety of other environmental remediation services. As a result of this acquisition, which was the result of arms length negotiation between previously non-affiliated parties, the former shareholders of NAC and NES acquired 5,000,000 shares or 80% of the total outstanding immediately following the acquisition. For accounting purposes, NAC was treated as the acquiring corporation. Thus, the historical financial statements of NAC prior to this acquisition date are deemed to be the historical financial statements of the Company.

         In June 1999, we organized NAC/Indoor Air Professionals, Inc. ("NAC/IAP") to carry on and further develop the indoor air quality testing and remediation activities previously conducted by NES.

Results of Operations

         The following table presents selected consolidated financial data for the periods indicated expressed as a percentage of net sales:

----------------------------------------------------------------------------------------------------------------
                                                     Three months ended                 Nine months ended
                                                        January 31,                        January 31,

                                                  2001              2000             2001             2000
----------------------------------------------------------------------------------------------------------------
Earned revenues                                  100.00            100.00            100.00           100.00
Cost of earned revenues                            74.7              80.7              80.9             81.6
----------------------------------------------------------------------------------------------------------------
   Gross profit.......................             25.3              19.3              19.1             18.4
   General and administrative expense
     (excluding depreciation).........             25.9              17.5              21.3             18.4
   Depreciation.......................              1.4               1.0               1.1               .9
----------------------------------------------------------------------------------------------------------------
   Operating (loss) income............             (2.0)               .8              (3.3)             (.9)
   Other income (expense).............              (.1)              (.4)              (.2)             (.3)
   Income tax benefit (expense) ......                -               (.6)              -                 .1
----------------------------------------------------------------------------------------------------------------
Net loss .............................             (2.1)              (.2)             (3.5)            (1.1)
----------------------------------------------------------------------------------------------------------------

Three Months and Nine months ended January 31, 2001 and 2000

The following table sets forth our revenues by operating area in the periods indicated:

----------------------------------------------------------------------------------------------------------------
                             Three Months Ended     Three Months Ended     Nine Months Ended   Nine Months Ended
                             January 31, 2001        January 31, 2000       January 31, 2001    January 31, 2000
----------------------------------------------------------------------------------------------------------------
Asbestos abatement              $1,260,162              $2,515,319            $5,388,606          $7,804,229
----------------------------------------------------------------------------------------------------------------
Indoor air quality services        536,866                 454,324             1,329,874             833,899
----------------------------------------------------------------------------------------------------------------
Other environmental services       130,030                 578,215               465,166           1,176,919
----------------------------------------------------------------------------------------------------------------
TOTAL                           $1,927,058              $3,547,858            $7,183,646          $9,815,047
----------------------------------------------------------------------------------------------------------------


Three months ended January 31, 2001 compared to the three months ended January 31, 2000:

During the three months ended January 31, 2001, our earned revenues declined 46%. Due to an increased competitive market for the asbestos abatement segment, we are only acquiring new business with higher margins, which has decreased our volume. We are not actively pursuing business for the environmental services segment. These decreases in revenue were offset by an increase in revenues for the indoor air quality services segment in 2001, which was acquired in June 2000.

Our cost of earned revenues, as a percentage of sales, decreased 6.0%, and our gross profit margins in dollars decreased. The increase in gross profit percentage is due to an increase in revenues for the indoor air quality services, which generates the highest margins. We have also eliminated non-profitable jobs on the asbestos abatement segment. Our gross profit margins in dollars decreased due to a decrease in revenues from the asbestos abatement segment.

Our general and administrative expense decreased due to reductions in salaries, related expenses and rents. The reduction in administrative expenses mitigated our operating loss in the quarter ending January 31, 2001.

Nine Months ended January 31, 2001 compared to the nine months ended January 31, 2000:

During the nine months ended January 31, 2001, our earned revenues declined 27% due to lower revenues of our asbestos abatement and environmental services segments. Due to an increased competitive market for the asbestos abatement segment, we are only acquiring new business that with higher margins, which has decreased our volume. We are not actively pursuing business for the environmental services segment. These decreases in revenue were offset by an increase in revenues for the indoor air quality services segment in 2001, which was acquired in June 2000.

Our cost of earned revenues, as a percentage of sales, decreased .7%, and our gross profit margins in dollars decreased. The increase in gross profit percentage is due to an increase in revenues for the indoor air quality services segment, which generates the highest margins. We have also eliminated non-profitable jobs on the asbestos abatement segment. Our gross profit margins in dollars decreased due to a decrease in revenues from our asbestos abatement segment.

Our general and administrative expense decreased due to reductions in salaries, related expenses and rents. The reduction in administrative expenses mitigated our operating loss in the quarter ending January 31, 2001.

Liquidity and Capital Resources

The following table sets forth our working capital position at the dates indicated:

------------------------------------------------------------------------------------------------------------------
                                                 January 31, 2001                             April 30, 2000
------------------------------------------------------------------------------------------------------------------
Current assets                                      $3,412,314                                  $4,047,300
------------------------------------------------------------------------------------------------------------------
Current liabilities                                 $3,823,889                                  $4,548,297
------------------------------------------------------------------------------------------------------------------
Working Capital Deficiency                           ($411,575)                                  ($500,997)
------------------------------------------------------------------------------------------------------------------

At January 31, 2001, our working capital deficiency was $411,575 as compared to the April 30, 2000 deficiency of $500,997. Working capital and cash flows improved with the collection of $397,800 from the sublease of our NYC offices, which were used to repay $319,390 of outstanding short-term shareholder loans. Working capital was negatively impacted by our net loss during the nine months ended January 31, 2001 of $255,405 and the purchase of fixed assets of $53,069.

The Company's total stockholders' equity has decreased from $328,032 at April 30, 2000, to $72,628 at January 31, 2001. The Company has incurred a net loss of $255,405 for the nine months ended January 31, 2001.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain its present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue its existence.

Management has reduced staff, space and overhead expenditures, which it believes is sufficient to provide the Company with the ability to continue its existence.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

         In January 2001, the Company became a defendant in a civil action filed in the Supreme Court of the State of New York, County of New York. This claim arose in the ordinary course of our business operations and alleges negligence and breach of contract with total claims of $2,000,000. The plaintiff in the case is XX Place Associates, LLC. In this case there are additional defendants against whom plaintiff has asserted claims, and we may file crossclaims against some of the other parties. We believe that we are entitled to defense and coverage for this case under our insurance policies, and are currently awaiting confirmation from our insurance carrier.


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


                                  NESCO INDUSTRIES, INC.



DATE:  March 15, 2001             By: /s/ Lawrence S. Polan
                                     ------------------------------------------
                                     Lawrence S. Polan, Chief Financial Officer