Form 10KSB
period 2001-04-30
NESCO INDUSTRIES INC
filed 2001-08-15
CIK 1099609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934 FOR THE FISCAL YEAR ENDED       April  30, 2001
                                              ---------------------


[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD ______________ to _______________

COMMISSION FILE NUMBER           000-28307
                       ---------------------------

                              NESCO INDUSTRIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          NEVADA                                              13-3709558
--------------------------------------------------------------     ---------------------------------
(State or other jurisdiction of incorporation or organization)     (IRS Employer Identification No.)

22-09 Queens Plaza North, Long Island City, New York             11101
--------------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       718/752-2400
                                                  ------------------------

Securities registered pursuant to Section 12(b) of the Act:
                  Title of each class                                  Name of each exchange on which registered
                           None                                                         None
-----------------------------------------------------                  --------------------------------------------

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, par value $.001
           -----------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90
days. Yes  X    No
          ---      ----

Check if there is disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were:   $9,096,477
                                                              ----------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, at August 8, 2001, was $969,858.

At August 8, 2001, the registrant had 6,694,963 shares of Common Stock
outstanding. Transitional Small Business Disclosure Format:  Yes       No    X
                                                                 ----       ----

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

                                                   PART I
Item 1.    Description of Business...............................................................          2

Item 2.    Description of Property...............................................................          9

Item 3.    Legal Proceedings.....................................................................          10

Item 4.    Submission of Matters to a Vote of Security Holders...................................          11


                                                   PART II

Item 5.    Market Price of and Dividends on Common Equity and Other Shareholder Matters..........          12

Item 6.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations............................................................................          14

Item 7.    Financial Statements..................................................................          18 (F1-F26)

Item 8.    Changes in and Disagreements With Accountants.........................................          19


                                                   PART III

Item 9.    Directors, Executive, Officers, Promoters and Control Persons; Compliance With
           Section 16(a) of the Exchange Act.....................................................          20

Item 10.   Executive Compensation................................................................          21

Item 11.   Security Ownership of Certain Beneficial Owners and Management........................          23

Item 12.   Certain Relationships and Other Transactions..........................................          25

Item 13.   Exhibits and Reports on Form 8-K......................................................          25


SIGNATURES ......................................................................................          26

                           FORWARD-LOOKING STATEMENTS

         We have made statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and elsewhere in this Report that are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements do not describe historical events or other facts but, rather, convey our management's current expectations. Such statements usually are prefaced with forward-looking words such as "may", "will", "expect", "anticipate", "believe," "estimate" and similar terminology.

         Management's current expectations are subject to a number of factors and uncertainties that could cause actual results or future conditions to differ materially from those expressed in or implied by our forward-looking statements. Thus, we caution investors that the forward-looking statements contained in this Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements made in this Report to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         A.       Business Development.

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

In June 1999, we formed NAC/Indoor Air Professionals, Inc. ("NAC/IAP") through which we provide indoor air quality monitoring, testing and remediation services, primarily in New York, New Jersey and Connecticut. Prior to the organization of NAC/IAP, we provided limited air quality services through NACE.

         B.       Business of the Issuer.

                  1.      Principal products and services and their markets.

                          a.        National Abatement Corp.

NAC has expertise in all types of asbestos abatement including removal and disposal, enclosure (constructing structures around asbestos-containing area) and encapsulation (spraying asbestos-containing materials with an approved sealant). Asbestos abatement is principally performed in commercial buildings, hospitals, government and institutional buildings, universities and industrial facilities. NAC's revenues in the past two fiscal years ended April 30 were as follows: 2001 - $6,883,778 (75.7% of the total Company revenues); 2000 - $10,114,108 (80.5% of total Company revenues).

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

NAC's asbestos abatement operations generally have been concentrated in the tri-state New York, New Jersey and Connecticut regions. NAC faces formidable competition in this market, and its margins have declined in recent years. Prior to 1999, NAC had been involved in a joint venture project in Pennsylvania. NAC is licensed and/or certified in all jurisdictions where required by its current work in order to conduct its operations. In addition, certain management and staff members are licensed and/or certified by various governmental agencies as asbestos abatement supervisors and workers. Disposal of hazardous material is subcontracted to licensed haulers who transport the material to a licensed landfill or other disposal facility. A "chain of custody" for the material is set forth in a waste manifest on which each step in the disposal process is accounted for.

Since NAC is able to perform asbestos abatement work throughout the year, the business is not considered seasonal in nature. However, it is affected by the timing of large contracts.

                          b.        NAC Environmental Services, Inc.

NAC Environmental Services Corp. is a full service environmental firm with a focus on remediation, closure and cost effectiveness. NACE's staff consists of project managers and field technicians. NACE has established long term relationships with many fortune 500 companies and institutional and military organizations. Services offered by NACE include Phase I, II, and III environmental assessments, including underground storage tank removals, injection well closures, soil and groundwater treatment systems, contaminated soil removal and emergency response.

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

                          c.        NAC/Indoor Air Professionals, Inc.

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

On December 5, 2000, NAC/IAP acquired certain equipment and intangible assets in connection with an asset purchase agreement entered into with two individuals. The purchase price of $100,000 was paid through the issuance of 80,000 shares of common stock valued at $100,000. The purchase price was allocated $88,450 to equipment and $11,550 to intangible assets.

NAC/IAP offers an integrated approach to indoor air quality (IAQ) issues by offering investigative services, mechanical hygiene through HVAC system cleaning and engineering redesign, and microbiological decontamination. IAQ is an important concern in a wide variety of industries and facilities, including hospitals and other health care facilities, pharmaceutical and medical device companies, food manufacturing facilities, cruise ships, commercial and government office buildings, laboratories, universities, schools and retail outlets. This concern results from increased awareness of health, mechanical and fire hazards, related litigation exposure, and compliance with federal and state IAQ mandates. As a result of increased awareness of IAQ as a health issue, terms such as "Sick Building Syndrome", "Legionnaire's Disease" and "Building Related Illness" have come into common use.

As a member of the National Air Duct Cleaners Association, NAC/IAP practices source removal techniques to provide a level of cleaning in compliance with the Association's 1992-01 industry standard.

NAC/IAP owns and operates the latest in source removal cleaning equipment. Its present service area includes primarily the New York/New Jersey/Connecticut Tri-State area. The Company is aggressively seeking to expand NAC/IAP's service area to include the entire Atlantic seaboard and Puerto Rico.

                          d.        Backlog.

At April 30, 2001, we had contracts, including contract work in progress, representing future revenues of approximately $1,672,709. At April 30, 2000, we had contracts representing future revenues of approximately $3,862,000.

                  2.       Distribution Methods.

We undertake work primarily pursuant to written "fixed price" contracts which are obtained through competitive bidding, or on a negotiated, non-bid basis. Work performed in excess of the original contract amount is usually done pursuant to change order. The incidence of time and material contracts, and unit price contracts are not significant.

In marketing our services, we rely principally on a Company-employed sales staff and upon the efforts of our operating and executive management team who regularly call upon existing and prospective customers. We also utilize a number of independent sales representatives. As the breadth of the services that we offer has expanded beyond asbestos abatement to include indoor air quality and general environmental services, cross selling and cross referrals among our operating subsidiaries has increased and it is emphasized by management to take advantage of the working relationships which we have developed over the years with industrial, commercial, engineering and other professional concerns in our service area.

We supplement our direct sales effort through regular advertising in trade publications, direct mailings to selected industrial and engineering firms (e.g., in the IAQ area, to industries that are most affected by IAQ issues), strategic telemarketing and regular participation in industry conferences and trade shows.

                  3.       New Products or Services.

Prior to the organization of NAC/IAP in June 1999, the indoor air quality segment of our business was not significant. We are now actively promoting that service segment, and presently expect NAC/IAP to generate approximately 35% of total Company revenues in the current fiscal year.

                  4.       Competition.

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

                  5.       Sources of Supply.

We purchase job related materials and equipment from several vendors. We are not dependent on purchasing from any one vendor, as there are a number of sources of supply.

                  6.       Major Customers.

Our customers include owners of commercial real estate, managing agents and general contractors, industrial facilities and hospitals and educational institutions. During the fiscal year ended April 30, 2001, approximately 85% of our operating revenues were derived from commercial and industrial clients, and approximately 15% was derived from institutional customers such as educational institutions and hospitals. The mix for the prior fiscal year was approximately 89% commercial and industrial, and 11% institutional.

Due to the nature of our business, which involves contracts that are often completed within one year, customers that account for a significant portion of revenues in one year may not represent a significant portion of revenues in subsequent years. We do not believe that the loss of future business from any single customer would have a material adverse effect on our results of operations or financial position taken as a whole.

Three customers accounted for 19.9%, 13.5%, and 10.7% of revenues in the current fiscal year. In the prior fiscal year, no single customer accounted for more than 10% of our revenues.

                  7.       Patents, Trademarks, Licenses, etc.

We do not consider intellectual property (apart from trade secrets concerning customer and bidding information) to be significant to our operations.

                  8-9.     Governmental Approvals and Regulations.

A core component of our business is advising and assisting customers in complying with local, state and federal laws and regulations concerning the environment. With respect to asbestos abatement services, numerous regulations at the federal, state and local levels impact the industry, including the EPA's Clean Air Act and Occupational Safety and Health Administration ("OSHA") requirements.

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

                  10.      Research and Development.

We continuously pursue innovative and creative approaches and methods for providing services to our customers. We do not, however, engage in any significant research and development activities.

                  11.      Environmental Compliance.

Except in the ordinary course of our business operations, we do not anticipate any significant costs to comply with environmental laws and requirements.

                  12.      Employees.

As of July 18, 2001, we had 19 full time employees, of which one is executive, four are engaged in sales and marketing, and the remaining fourteen employees are technical, production and administrative personnel. In addition, three of our executive officers (Santo Petrocelli, Sr., Marshall Geller and Lawrence Polan) devote less than full time to their duties as described in the information set forth in Item 9 hereof.

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

ITEM 2.           DESCRIPTION OF PROPERTY.

We sublease our executive and administrative offices and warehouse space (approximately 5,850 square feet) from Petrocelli Electric Co., Inc. Petrocelli Electric Co., Inc. is owned and controlled by Santo Petrocelli, Sr., our President and CEO, and members of Mr. Petrocelli's family, including his son, Santo Petrocelli, Jr., who is a director of the Company. There is no written sublease or term specified for this sublease. We pay a gross rent (i.e., our rental includes utilities, taxes, common area maintenance and other typical tenant charges) of $14.00 per square foot ($81,900 per year) which approximates Petrocelli Electric Co., Inc.'s prime tenancy costs. We believe that our occupancy costs under this sublease arrangement are no higher than market, and that the terms are no less favorable to us than we could have obtained through arms-length negotiation with non-affiliated parties.

We also rent a small amount of storage area in midtown Manhattan (approximately 170 square feet) at an annual rent of approximately $5,800.

We believe our offices and other facilities are adequate for our present needs.

ITEM 3.           LEGAL PROCEEDINGS.

We are a defendant in the following civil actions, all of which are pending in the Supreme Court of the State of New York, County of New York, and relate to property damage and/or bodily injury claims which arose in the ordinary course of our business operations:

          Date
       Proceeding                                             Claimant(s)                          Amount
          Began            Plaintiff                          Against Us                           Of Claim
          -----            ---------                          ----------                           --------

        12/12/95           Ralph LoRusso and                  Ralph LoRusso and Phillis            $  4,250,000
                           Phillis LoRusso                    LoRusso

         4/18/97           Manuel Zumba                       Manuel Zumba                         $ 10,000,000

         4/24/97           Abilio Sousa and                   Chase Manhattan Bank, N.A. and       $ 20,000,000
                           Maria Sousa                        Morse Diesel International

         7/13/98           Wilson Lopez                       Sablons Investors, Inc.              $  5,000,000

         9/22/98           Jan Niziol                         Sres Fifth Avenue, a/k/a             $  2,000,000
                                                              Sumitomo Real Estate Sales
                                                              (NY), Inc.

         7/19/99           Bolivar Ochoa                      Bolivar Ochoa                        $ 10,000,000

         7/20/99           Andrzes Jakubowski and Pyonka      New York University                  $  4,250,000
                           Jakubowski

         7/26/99           Andrez Andruszkiewicz              Fast Track Construction              $  5,000,000

        12/15/99           Gerald J. Gliber, Becky            Norman Buchbinder, Zohar Ben         $  5,000,000
                           Gliber, Individually and           Dov, Culinary Associates No. 2,
                           As parents of Andrew               A J Clarke Mgmt. Corp., Angel
                           Gliber                             Rivera

        11/30/00           Samuel Burrison                    Samuel Burrison                      $  1,000,000

         1/8/01            Josef Petru                        Cushman & Wakefield Inc. and         $  4,000,000
                                                              Solovieff Realty Co., LLC

         1/18/01           20 Place Associates                20 Place Associates                  $  2,000,000

         7/25/01           Boston Properties, Inc. and        Boston Properties, Inc. and          $  1,879,472
                           Boston Properties Limited          Boston Properties Limited
                           Partnership                        Partnership


In most or all cases, there are additional defendants against whom claims are asserted by the plaintiffs and/or other parties, and we have filed crossclaims and third party claims against other parties.

We are being defended by counsel engaged by our insurers in the above cases, and we believe that all claims pending in these cases are covered by insurance. Based on our experience, we believe that all of these cases will be settled or otherwise disposed of within the limits of coverage on our insurance policies, notwithstanding the amounts claimed. Two cases were settled in the fiscal year ended April 30, 2001 for amounts within the limits of coverage on our insurance policies.

Except for the project-related claims proceedings set forth above, we are not involved in any other material legal proceedings.

We maintain commercial general liability insurance for claims arising from our business operations with coverage of $5 million limit per claim and in the aggregate against loss arising from property damage and bodily injury. The policy is written on an "occurrence" basis which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. Higher policy limits are available for individual projects. We also carry pollution errors and omissions liability insurance ($1 million limit per claim and in the aggregate), a $15 million commercial umbrella policy, and worker's compensation insurance within statutory coverage limits. In addition, a substantial number of NAC's customers require performance and payment bonds and we maintain a bonding program to satisfy these requirements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our securities holders during the fourth quarter of our fiscal year ended April 30, 2001.

                                     PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

         A.       Market Information.

Since March 2000, our Common Stock has been quoted on an inter-dealer quotation system published by the Pink Sheets LLC. Prior to that time, our Common Stock was quoted on the Electronic Bulletin Board operated by the National Association of Securities Dealers.

The following table sets forth the high and low bid prices quoted for our Common Stock in the last two fiscal years:

         Year ended 4/30/2001               High                  Low
         --------------------               ----                  ---

         Quarter ended 7/31/00              $0.50                $0.50
         Quarter ended 10/31/00             $0.50                $0.30
         Quarter ended 1/31/01              $0.30                $0.30
         Quarter ended 4/30/01              $0.30                $0.30


         Year ended 4/30/2000               High                  Low
         --------------------               ----                  ---

         Quarter ended 7/31/99              $1.50                $1.125
         Quarter ended 10/31/99             $1.25                $0.625
         Quarter ended 1/31/00              $1.625               $1.0625
         Quarter ended 4/30/00              $2.00                $0.50


The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Actual trading in our shares has been very sporadic.

         B.       Holders

As of August 8, 2001, there were 31 record holders of our Common Stock.

         C.       Dividends

The Company has never declared or paid any cash dividends on its Common Stock. We currently anticipate that future earnings will be retained to support our business. Accordingly, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

         D.       Recent Sales of Unregistered Securities.

In the past three fiscal years, we have issued the following securities in transactions not registered under the Securities Act of 1933:

(a) In July 1999, we issued 364,963 shares of Common Stock in partial payment for certain business assets acquired from IAP, Inc. The transaction was a negotiated business combination in which both buyer and seller were represented by counsel. We relied on Section 4(2) of the Securities Act in issuing the shares without registration under the Act.

(b) In December 2000, we issued 80,000 shares of Common Stock as payment for equipment and intangible assets. The transaction was a negotiated asset purchase in which both the buyer and seller were represented by counsel. We relied on
Section 4(2) of the Securities Act in issuing the shares without registration under the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         A.       General.

NESCO Industries, Inc. was incorporated in March 1993 as Coronado Communications Corp. In March 1998, NESCO, which was then inactive, acquired all of the outstanding capital stock of National Abatement Corp. ("NAC"), a corporation engaged primarily in asbestos abatement services, and NAC Environmental Services Corp. ("NACE"), a provider of a variety of other environmental remediation services. As a result of this acquisition, which was the result of arms length negotiation between previously non-affiliated parties, the former shareholders of NAC and NACE acquired an aggregate of 5,000,000 shares of our Common Stock, or 80% of the total outstanding immediately following the acquisition. The former shareholders of NAC were the same as the former shareholders of NACE. For accounting purposes, NAC was treated as the acquiring corporation. Thus, the historical financial statements of NAC prior to this acquisition date are deemed to be the historical financial statements of the Company.

         B.       Results of Operations.

Revenues are reported on the percentage of completion method of accounting using job costs incurred to date to determine percentages of construction completion. As the level of work installed fluctuates, job costs and earned revenues fluctuate accordingly.

                  1. Fiscal years ended April 30, 2001 and 2000.

The following table sets forth our revenues by operating area in the periods indicated:

                                                Fiscal year ended April 30,
                                                ---------------------------
                                                2001                  2000
                                                ----                  ----
         Asbestos abatement                  $6,883,778            $10,114,108
         Indoor air quality services          1,747,534              1,197,355
         Other environmental services           465,165              1,248,462
                                             -----------           -----------
                     Total:                  $9,096,477            $12,559,925

In the fiscal year ended April 30, 2001, our revenues decreased 28%, cost of earned revenues decreased 30%, and gross profit margin increased 3%, as compared to the fiscal year ended April 30, 2000. Our decline in revenues and costs were due to lower levels of both asbestos abatement and other environmental services rendered by the Company. As set forth in the above table, revenues from NAC asbestos abatement operations declined $3,230,330 or 32%, principally due to current and anticipated competitive market conditions. Our overall gross margin was 19.7% as a percentage of revenues, which approximates our historical average margin.

Our indoor air quality services segment is more profitable than our other segments, and we have not experienced significant losses on jobs from our asbestos abatement segment. We will continue to focus on expanding our customer base and revenues from our indoor air quality services segment. The continued declining revenues from our environmental services segment are the result of our reduced marketing efforts. In our view, revenues and margins from environmental services are lower than from indoor air quality services. In view of our declining revenues, we reduced our salaries and related expenses ($387,339), rents ($145,516) and travel and entertainment ($93,965), and overall we reduced general and administrative expenses by $849,161 or 27% from the fiscal year ended April 30, 2000. Our net loss for the fiscal year ended April 30, 2001 decreased to $666,482, as compared to $946,349 in the fiscal year ended April 30, 2000.

Effective April 30, 2001, we renegotiated our lease for office facilities with Petrocelli Electric Co., Inc. and moved our offices. As a result, previously unamortized leasehold improvements were abandoned and accordingly were written off at April 30, 2001, resulting in a charge to other expenses of $118,863. Interest expense declined principally due to a decreased level of borrowing from shareholders. Sublease income from former office facilities is recognized over the sublease terms. Income tax expense of $53,695 is due to a charge off for previously recorded estimates of income tax recoveries.

                  2.     Fourth Quarter of the fiscal year ended April 30, 2001

During the fourth quarter of the fiscal year ended April 30, 2001, the Company recorded significant adjustments to its accounts, which resulted in increasing net loss by approximately $411,000. The adjustments for the fiscal year ended April 30, 2001 were principally attributable to the write-off of uncollectible accounts receivable of approximately $27,000, the write-off of leasehold improvements of approximately $118,000, an over accrual of estimated tax refunds which were received in the fourth quarter of approximately $54,000, depreciation expense on acquired assets of approximately $30,000 and accruals for commissions, management fees and accounting fees totaling approximately $144,000.

During the fourth quarter of the fiscal year ended April 30, 2001, the Company recorded significant adjustments to its accounts, which resulted in increasing net loss by approximately $638,000. The adjustments for the fiscal year ended April 30, 2000 were principally attributable to increasing the allowance for possible losses on accounts receivable and writing off uncollectible accounts receivable which totaled approximately $125,000, an unanticipated loss on a job which totalled approximately $230,000, and accruals for insurance claims, depreciation expense, consulting and professional fees and commissions which totalled approximately $190,000.

         C.  Liquidity and Capital Resources.

The following table sets forth our working capital position at the end of the fiscal years indicated:

                                                   Year ended April 30,
                                                   --------------------
                                                2001                   2000
                                                ----                   ----
         Current assets                      $3,032,076             $4,047,300
         Current liabilities                  3,700,318              4,548,297
                                             ----------             ----------
         Working capital (negative)          $ (668,242)            $ (500,997)


Our cash and cash equivalents increased to $68,169 at April 30, 2001, compared to $32,515 at April 30, 2000.

During the fiscal year ended April 30, 2001, net cash provided by operations was $39,005. Cash provided by investing activities was $335,860 and was a result of the collection of $397,800 from the sublease of our New York offices offset by the purchase of equipment and leasehold improvements totaling $61,940. Cash used in financing activities was $339,211 and reflected the net repayment on equipment and shareholder loans. Our overall cash flow was adversely affected by slower collections of accounts receivable, noted by accounts receivable turnover decline from 3.9 times to 2.9 times as compared to the fiscal year ended April 30, 2000. Ongoing evaluation of accounts receivable concluded with a net increase in our allowance for bad debts from $238,890 to $333,954.

During the fiscal year ended April 30, 2000, our cash position was adversely affected by cash used in operations of $862,752 and cash used to acquire Indoor Air Professionals ($137,050) and the purchase of fixed assets ($174,152) and equipment note payments ($15,855). Cash was provided principally from short-term shareholder loans, net of repayments of $790,559 and from the cash proceeds from the sale of our New York office leasehold improvements of $334,000.

The Company's ability to finance its operating cash needs with cash generated by operations is a function of returning to profitability. We have taken measures to conserve cash by cutting back on personnel and related expenses and have subleased our New York City office and relocated to less expensive offices. The Company is exploring credit markets to secure financing of its working capital needs, but there is no assurance that the Company will be able to obtain any other financing.

We are directing our efforts toward improved profitability and revenue share, reduction of overhead expense and therefore conserving and improving cash flow from operations. Because of our net losses and negative working capital, our auditors expressed a doubt about our ability to continue as a going concern in their report on our financial statements for the fiscal year ended April 30, 2001. We may continue to be dependent upon loans from our shareholder until we become profitable.

         D.       Basis of Presentation - Going Concern.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, as of April 30, 2001, the Company has an accumulated deficit in shareholders' equity of $1,228,250, negative working capital of $668,242 and has incurred net losses of $666,482 and $946,349 for the fiscal years ended April 30, 2001 and 2000, respectively.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain its present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has relocated its office to reduce rent expense and hopes to increase its profitability and cash flows from operations in the future year by increasing its revenue from its Indoor Air Quality division, which generates the highest margins, which it believes is sufficient to provide the Company with the ability to continue in existence. The Company is exploring credit markets to secure alternative financing but there is no assurance that the Company will be able to obtain any financing. The Company may continue to be dependent on shareholder loans for additional financing unless it becomes profitable.

         E.       New Accounting Pronouncements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which is effective for all fiscal years beginning after December 31, 2001; however, early adoption is permitted. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is required to adopt SFAS No. 142 in fiscal 2003. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

         F. Quantitative and Qualitative Disclosures About Financial Derivative and Other Market Risks.

The Company employs no "hedging" strategies at the present time, and all of our cash deposits are denominated in US dollars.

ITEM 7.           FINANCIAL STATEMENTS


                        CONSOLIDATED FINANCIAL STATEMENTS
                                  AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                             NESCO INDUSTRIES, INC.

                                 April 30, 2001


                                 C O N T E N T S



                                                                         Page
                                                                         ----

Report of Independent Certified Public Accountants                        F2


Financial Statements

      Consolidated Balance Sheet                                          F3

      Consolidated Statements of Operations                               F4

      Consolidated Statement of Stockholders' Equity (Deficit)            F5

      Consolidated Statements of Cash Flows                               F6

      Notes to Consolidated Financial Statements                       F7 - F26





                                       F1

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
    NESCO Industries, Inc.


We have audited the accompanying consolidated balance sheet of NESCO Industries, Inc. as of April 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NESCO Industries, Inc. as of April 30, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended April 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, as of April 30, 2001, the Company has an accumulated deficit in stockholders' equity of $1,228,250, negative working capital of $668,242, and has incurred net losses of $666,482 and $946,349 for the years ended April 30, 2001 and 2000, respectively. These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Grant Thornton LLP
----------------------
Grant Thornton LLP

New York, New York
July 6, 2001

                                      F2

                             NESCO Industries, Inc.

                           CONSOLIDATED BALANCE SHEET

                                 April 30, 2001


                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                                                  $      68,169
    Accounts receivable, net of allowance                                                                          2,497,904
    Unbilled costs and estimated earnings in excess of
       billings on uncompleted contracts                                                                             318,247
    Prepaid expenses                                                                                                  21,427
    Inventory                                                                                                        126,329
                                                                                                                 -----------
           Total current assets                                                                                    3,032,076
FIXED ASSETS, NET                                                                                                    187,504
OTHER ASSETS                                                                                                          91,264
INTANGIBLE ASSETS, NET                                                                                               455,224
                                                                                                                 -----------
                                                                                                                 $ 3,766,068
                                                                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                                                        $ 2,437,905
    Notes payable - equipment - current portion                                                                        1,577
    Loans payable - shareholders                                                                                     648,490
    Interest payable to shareholders                                                                                 190,052
    Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                                                         422,294
                                                                                                                 -----------
          Total current liabilities                                                                                3,700,318
DEFERRED SUBLEASE INCOME                                                                                             304,200
                                                                                                                 -----------
                                                                                                                   4,004,518
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.001 par value; authorized, 25,000,000
       shares; issued and outstanding, 6,694,963 shares                                                                6,695
    Capital in excess of par value                                                                                   983,105
    Accumulated deficit                                                                                           (1,228,250)
                                                                                                                 -----------
                                                                                                                    (238,450)
                                                                                                                 -----------
                                                                                                                 $ 3,766,068
                                                                                                                 ===========

The accompanying notes are an integral part of this statement.

                                      F3

                             NESCO Industries, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year ended April 30,


                                                                                             2001                   2000
                                                                                         -----------             -----------
Earned revenues                                                                           $9,096,477             $12,559,925
Cost of earned revenues                                                                    7,307,533              10,512,471
                                                                                           ---------              ----------

         Gross profit                                                                      1,788,944               2,047,454

General and administrative expenses                                                        2,278,101               3,127,262
                                                                                           ---------             -----------

         Operating loss                                                                     (489,157)             (1,079,808)
                                                                                          ----------             -----------

Other income (expense)
    Sublease income                                                                           46,800
    Interest expense, net                                                                    (52,543)                (83,027)
    Miscellaneous (expense) income                                                          (117,887)                 66,423
                                                                                          ----------           -------------

         Loss before income taxes                                                           (612,787)             (1,096,412)

Income tax expense (benefit)                                                                  53,695                (150,063)
                                                                                         -----------            ------------

         NET LOSS                                                                        $  (666,482)          $    (946,349)
                                                                                          ==========            ============


Basic and diluted loss per share                                                               $(.10)                  $(.14)
                                                                                                ====                    ====

Weighted average common shares outstanding                                                 6,646,963               6,543,970
                                                                                          ==========            ============








The accompanying notes are an integral part of these statements.

                                      F4

                             NESCO Industries, Inc.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                       Years ended April 30, 2001 and 2000





                                                                                                       Retained
                                                             Common stock           Capital in         earnings/
                                                      -----------------------        excess of       (accumulated
                                                        Shares         Amount        par value         Deficit)           Total
                                                      ---------      --------       ----------      ------------      ---------

Balance at April 30, 1999                             6,250,000        $6,250        $383,550      $    384,581         $ 774,381

Stock issued in connection with acquisition             364,963           365         499,635                             500,000

Net loss for the year ended April 30, 2000                                                             (946,349)         (946,349)
                                                       --------        ------        --------      ------------         ---------

Balance at April 30, 2000                             6,614,963         6,615         883,185          (561,768)          328,032

Stock issued in connection with asset purchase           80,000            80          99,920                             100,000

Net loss for the year ended April 30, 2001                                                             (666,482)         (666,482)
                                                       --------        ------        --------      ------------         ---------

Balance at April 30, 2001                             6,694,963        $6,695        $983,105       $(1,228,250)        $(238,450)
                                                      =========        ======        ========       ===========         =========










The accompanying notes are an integral part of this statement.


                                      F5

                             NESCO Industries, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended April 30,

                                                                                             2001                    2000
                                                                                           ---------               ----------
Cash flows from operating activities
   Net loss                                                                                $(666,482)              $(946,349)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities
       Depreciation and amortization                                                         136,624                 128,671
       Bad debt expense                                                                      144,663                  86,090
       Amortization of deferred sublease income                                              (46,800)
       Loss (gain) on disposal of fixed asset                                                118,863                 (70,265)
       Deferred income taxes                                                                                          94,600
       Changes in operating assets and liabilities
         Accounts receivable                                                                 471,653                (377,486)
         Inventory                                                                            43,277                 (54,947)
         Unbilled costs and estimated earnings in excess of
           billings on uncompleted contracts                                                 207,359                (378,304)
         Prepaid expenses                                                                    183,926                (161,137)
         Other assets                                                                          3,067                  15,383
         Accounts payable and accrued expenses and interest payable                         (384,614)                847,250
         Billings in excess of costs and estimated earnings on
           uncompleted contracts                                                            (172,531)                120,615
         Income taxes payable                                                                                       (166,873)
                                                                                            --------                --------
         Net cash provided by (used in) operating activities                                  39,005                (862,752)
                                                                                            --------                --------
Cash flows from investing activities
   Proceeds from sublease                                                                    397,800
   Purchase of fixed assets                                                                  (61,940)               (174,152)
   Proceeds from disposition of fixed assets                                                                         334,000
   Acquisition of Indoor Air Professionals                                                                          (137,050)
                                                                                            ---------               --------

         Net cash provided by investing activities                                           335,860                  22,798
                                                                                            --------                --------
Cash flows from financing activities
   Payment of equipment notes                                                                 (8,701)                (15,855)
   Net (payments) proceeds from shareholder loans                                           (330,510)                790,559
                                                                                            --------                --------
         Net cash (used in) provided by financing activities                                (339,211)                774,704
                                                                                            --------                --------
         NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                                                      35,654                 (65,250)

Cash and cash equivalents at beginning of year                                                32,515                  97,765
                                                                                           ---------               ---------
Cash and cash equivalents at end of year                                                  $   68,169              $   32,515
                                                                                           =========               =========



The accompanying notes are an integral part of these statements.

                                      F6

                             NESCO Industries, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 2001 and 2000



NOTE A - ORGANIZATION, BASIS OF PRESENTATION, OPERATIONS AND
                  SIGNIFICANT ACCOUNTING POLICIES

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


                                      F7

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE A (continued)

     Basis of Presentation - Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as of April 30, 2001, the Company has an accumulated deficit in stockholders' equity of $1,228,250 and negative working capital of $668,242, and has incurred net losses of $666,482 and $946,349 for the years ended April 30, 2001 and 2000, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain its present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Management has relocated its office to reduce rent expense and hopes to increase its profitability and cash flows from operations in the future year by increasing its sales from its Indoor Air division, which generates the highest margins, which it believes is sufficient to provide the Company with the ability to continue in existence. The Company is exploring credit markets to secure alternative financing but there is no assurance that the Company will be able to obtain any financing. The Company may continue to be dependent on shareholder loans for additional financing unless it becomes profitable.

     Principles of Consolidation

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.


                                      F8

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE A (continued)

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. In these financial statements, assets, liabilities, and earnings from contracts involve extensive reliance on management's estimates. Actual results could differ from those estimates.

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


                                      F9

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE A (continued)

     Income Taxes

     Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at enacted income tax rates expected to apply to taxable income in the years when such temporary differences and net operating losses are expected to be recovered as prescribed in Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     An allowance for bad debts is provided for financial statement purposes and the direct write-off method is used for tax reporting. In accordance with income tax regulations, NAC, IAP and NESC are required to report income from construction contracts using the percentage-of-completion method.

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

     Loss Per Share

     Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. As a result of the Company's net loss, diluted net loss per share was the same as basic net loss per share for the years ended April 30, 2001 and 2000, since the effect of any potentially dilutive securities would be antidilutive.


                                      F10

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE A (continued)

     Impairment of Long-Lived Assets

     Statement of Financial Accounting Statements No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. Under provisions of SFAS No. 121, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company will evaluate the carrying of equipment and intangibles in relation to the operating performance and future undiscounted cash flow of the underlying business. SFAS No. 121 requires analysis of each item on an individual assets-by-asset basis, where applicable. The amount of the impairment loss is the excess of the carrying amount of the impaired assets over the fair value of the asset. Generally, fair value represents the expected future cash flows from the use of the asset or group of assets, discounted at an interest rate commensurate with the risks involved.

     Accounting for Stock-Based Compensation

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, in accounting for employee stock options. As opposed to SFAS No. 123, which is a fair value based method, APB No. 25 provides that compensation expense related to the Company's employee stock options be measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that elect to follow APB 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

     New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which is effective for all fiscal years beginning after December 31, 2001; however, early adoption is permitted. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the

                                      F11

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE A (continued)

     reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is required to adopt SFAS No. 142 in fiscal 2003. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.


NOTE B - ACCOUNTS RECEIVABLE

     The Company submits requisitions (invoices) to customers based on work performed. Pursuant to contract provisions, these requisitions include amounts, referred to as retainage, which are retained until completion and acceptance of the contract. Included in accounts receivable are amounts retained by customers at April 30, 2001 and 2000 of $163,516 and $239,547, respectively. The allowance for bad debts at April 30, 2001 and 2000 was $333,954 and $238,890, respectively.

     The Company's principal accounts receivable are due from owners of commercial real estate and other contractors.


NOTE C - UNBILLED COSTS AND ESTIMATED EARNINGS ON
         UNCOMPLETED CONTRACTS

     An analysis of job costs and billings, on a per job basis, reflects the following:

                                                                  2001
                                                               ----------
      Costs incurred on uncompleted contracts                  $7,249,478
      Estimated earnings                                        1,748,186
                                                               ----------

                                                                8,997,664
      Less billings to date                                     9,101,711
                                                               ----------

                                                               $ (104,047)
                                                               ==========


                                      F12

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE C (continued)

     The aforementioned balances are included in the accompanying balance sheet for the year ended April 30, 2001 under the following captions:

      Unbilled costs and estimated earnings in excess
          of billings on uncompleted contracts                       $ 318,247
      Less billings in excess of costs and estimated
          earnings on uncompleted contracts                            422,294
                                                                     ---------

                                                                     $(104,047)
                                                                     =========

NOTE D - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                       Year ended April 30,
                                                       --------------------
                                                      2001               2000
                                                      ----               ----
      Cash paid during the periods for:
          Interest                                 $  54,222          $  41,010
          Taxes                                        1,760            174,324

      Noncash investing and financing items:
          Issuance of Company common shares in
             connection with asset purchase          100,000            500,000



                                      F13

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE E - FIXED ASSETS

     The major classes of fixed assets and the range of their useful lives are as follows:

                                                                                            Estimated
                                                                     April 30,             useful life
                                                                        2001                 (years)
                                                                     ----------            -----------

      Vehicles                                                         $167,536                   5
      Office equipment                                                   29,225                   5
      Furniture and fixtures                                             67,869                   7
      Equipment and tools                                               117,684                3 - 5
      Leasehold improvements                                             13,834                  10
                                                                       --------

                                                                        396,148
      Less accumulated depreciation and amortization                    208,644
                                                                        -------

                                                                       $187,504
                                                                       ========

NOTE F - INTANGIBLE ASSETS

     Intangible assets consist of:

                                                                      April 30,          Amortization
                                                                        2001                period
                                                                     ----------          ------------
      Goodwill                                                          $500,000            15 years
      Customer lists and trade name                                       61,550             2 years
                                                                        --------

                                                                         561,550
      Less accumulated amortization                                      106,326
                                                                         -------

                                                                        $455,224
                                                                        ========



                                      F14

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE G - INCOME TAXES

     The provision for income taxes consists of the following:

                                                             2001                  2000
                                                           ---------           ------------

      Current
          Federal                                            $49,323              $(245,098)
          State and local                                      4,372                    435
                                                             -------              ---------

                                                              53,695               (244,663)
                                                             -------              ---------

      Deferred
          Federal                                                  -                 67,600
          State and local                                          -                 27,000
                                                             -------              ---------

                                                                   -                 94,600
                                                             -------              ---------

                                                             $53,695              $(150,063)
                                                             =======              =========


     The tax effects of temporary differences and tax credits that give rise to deferred tax assets at April 30, 2001 are as follows:

      Deferred tax assets
          Net operating loss                                                      $   45,222
          Accounts receivable allowance                                              140,261
          Minimum tax credits                                                         76,816
          Deferred sublease income                                                   147,420
          Other                                                                       10,967
                                                                                   ---------

                                                                                     420,686

      Valuation allowance                                                           (420,686)
                                                                                    --------

      Net deferred tax asset (liability)                                            $      -
                                                                                    ========


                                      F15

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE G (continued)

     A reconciliation of the income tax expense shown in the statements of operations to the effective Federal tax rate is as follows:

                                                                         2001                   2000
                                                                       ---------              ------

      Federal statutory rate (recovery)                                 (34.0)%                (34.0)%
      State and local income taxes, net of Federal
          tax benefit                                                      .7                    1.7
      Nondeductible items                                                 3.1                    3.0
      Provision variance                                                  8.0                   (2.2)
      Other                                                              (3.1)                   1.8
                                                                       ------                 ------

      Rate before valuation allowance                                   (25.3)                 (29.7)

      Valuation allowance adjustment                                     34.0                   16.0
                                                                        -----                  -----

                                                                          8.7%                 (13.7)%
                                                                       ======                  =====

     The valuation allowance increased by approximately $224,000 for the year ended April 30, 2001.

     During the year ended April 30, 2001, the Company utilized appromimately $240,000 in federal, state and city net operating loss carryback claims. The current provision for income taxes in 2001 includes an adjustment of the over accrual of prior year's refunds.

     As of April 30, 2001, the Company has a net operating loss carryforward of approximately $108,000 which expires in 2021, and an alternative minimum tax carryforward credit of approximately $77,000.


                                      F16

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE H - LOANS PAYABLE - SHAREHOLDERS

     The loans payable to shareholders are due on demand, bear interest at varying or variable rates, and are unsecured. Interest on borrowings outstanding at April 30, 2001 is calculated at a rate of 10% and at April 30, 2001 accrued interest amounted to $190,052.

     Interest expense on these notes totaled $53,063 and $61,010 for the years ended April 30, 2001 and 2000, respectively.


NOTE I - STOCK OPTIONS

     The Company's 1999 Stock Option Plan provides that key employees are eligible to receive incentive stock options or nonqualified stock options and that directors and advisors shall be eligible to receive nonqualified options. Under the plan, the Company may grant options to purchase up to 1,000,000 shares of common stock. As of April 30, 2001, there are 555,000 options available for future grants. In the case of an optionee who beneficially owns more than ten percent of the Company's outstanding shares as of the time the option is granted, the purchase price of the optioned stock must be fixed at not less than one hundred and ten percent of the fair market value. The maximum term of these options may not exceed five years from the date of grant.

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


                                      F17

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE I (continued)

     The following table summarizes the options granted under the various plans for the period from April 30, 1999 through April 30, 2001:


                                                        Total                    Number of shares                Exercise
                                                        number         ----------------------------------        price per
                                                       of shares          Qualified        Nonqualified            share
                                                       ---------          ---------        ------------          ---------
      Options outstanding at April 30, 1999                  -                  -                  -                   -

      Granted                                          445,000            277,000            168,000               $1.50
                                                       -------            -------            -------               -----

      Options outstanding at April 30, 2000            445,000            277,000            168,000                1.50

      Granted                                                -                  -                  -
                                                       -------            -------            -------               -----

      Options outstanding at April 30, 2001            445,000            277,000            168,000               $1.50
                                                       =======            =======            =======               =====

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

                                                                 Year ended
                                                                  April 30,
                                                                    2000
                                                                -------------
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


                                      F18

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE I (continued)

     The following table summarizes information about the stock options at April 30, 2001:

                                                    Options outstanding                           Options exercisable
                                      -----------------------------------------------       -----------------------------
                                        Number             Weighted-                           Number
                                      outstanding           average        Weighted          exercisable        Weighted-
                                          at               remaining        average              at              average
              Range of                 April 30,          contractual      exercise           April 30,         exercise
           exercise prices               2001                life            price              2001              price
           ---------------           -------------        -----------     -----------       -------------      --------

             $1.50                     445,000            3.13 years          $1.50            445,000           $1.50


NOTE J - PREFERRED SHARES

     On March 11, 1998, the Company's Articles of Incorporation were amended to authorize 1,000,000 shares of preferred stock, par value $.001 per share to be issued with rights, preferences and designations as determined by the Board of Directors. To date, no preferred shares have been subscribed to or issued.


NOTE K - RELATED PARTY TRANSACTIONS

     During the year ended April 30, 2001, certain stockholders and officers of the Company rendered consulting and management services totalling
     $104,000. Included in accounts payable and accrued expenses are amounts due to stockholders and officers, which services totaled $251,000.

     As of April 30, 2001, $27,000 is due from an affiliated company for services rendered and $86,675 is due to the same affiliated company for services rendered by the affiliate.

     During the year ended April 30, 2000, certain stockholders and officers of the Company rendered consulting and management services totalling $165,450 and subcontractor services totalling $59,000. Subcontractor services rendered to affiliates totalled $1,989. In addition, rental payments totaling $10,734 were paid to an affiliated company.


NOTE L - EMPLOYEE BENEFIT PLANS

     The Company has established a profit sharing and a 401(k) plan covering substantially all full-time, non-union employees who have completed one year of continuous service and who meet certain other eligibility requirements. Contributions to the plan are discretionary and are allocated in proportion to compensation. For the years ended April 30, 2001 and 2000, the Company contributed $19,415 and $23,105, respectively, to the profit sharing plan.

                                      F19

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE M - COMMITMENTS AND CONTINGENCIES

     Litigation

     The Company is a defendant in lawsuits involving personal injury claims arising from job-site accidents. These plaintiffs' claims exceed the Company's applicable insurance coverages; therefore, any judgment or settlement in excess of insurance will require payment by the Company. Claims in excess of insurance coverage total approximately $55,000,000 as of April 30, 2001. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

     Taxes

     The Company is currently being examined by the Internal Revenue Service for fiscal year 1999 and by sales tax authorities for fiscal year 2000. The results of the examinations are not expected to have a materially adverse effect on the financial position or results of operations of the Company

     Leases

     On October 1, 1998, the Company entered into a ten-year lease through September 30, 2008 for rental of office facilities. The lease provides for escalations for scheduled rent increases and for the Company's proportionate share of increases in real estate taxes and maintenance costs.

     On March 4, 2000, the Company entered into a sublease agreement for the October 1998 lease with a company in which a major shareholder of the Company is a stockholder. The sublease expires on September 30, 2008.

     Aggregate future minimum rental payments and sublease payments under the operating leases as of April 30, 2001 are as follows:

                                                          Rent               Sublease
                                                         expense              income                 Net
                                                       -----------          -----------             -----
             Year ending April 30,
                 2002                                  $   158,286          $   158,286             $   -
                 2003                                      168,498              168,498                 -
                 2004                                      178,710              178,710                 -
                 2005                                      178,710              178,710                 -
                 2006                                      178,710              178,710                 -
                 Thereafter                                446,775              446,775                 -
                                                        ----------           ----------              ----

                                                        $1,309,689           $1,309,689              $  -
                                                         =========            =========              ====


                                      F20

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE M (continued)

     In connection with this agreement, the Company sold certain fixed assets to the tenant for $334,000. The gain on the sale of the fixed assets of $70,265 is included in "Miscellaneous (expense) income" for the year ended April 30, 2000.

     In June 2000, the Company received a payment of $397,800 in connection with the sublease from the tenant for future rent. This payment was recorded as deferred sublease income and will be recognized as revenue on a straight-line basis over the lease term.

     Starting in April 2000 and continuing through the present, the Company subleases their executive and administrative offices and warehouse from an affiliated company. There is no specified term or written agreement for this lease. The Company pays rent of $6,825 per month.

     Rent expense for the years ended April 30, 2001 and April 30, 2000 was $117,317 and $243,240, respectively.

     The Company wrote off leasehold improvements totaling $118,863 due to the relocation of the Company in April 2001. The loss on the disposal of these leasehold improvements is included in "Miscellaneous (expense) income" for the year ended April 30, 2001.


NOTE N - RISK AND UNCERTAINTIES

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


                                      F21

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE O - CONCENTRATION OF CREDIT RISK

     The Company grants unsecured trade credit to customers, substantially all of whom are located in the New York tri-state area.

     Sales to three customers accounted for 19.9%, 13.5% and 10.7%, respectively, of revenues for the year ended April 30, 2001. Accounts receivable for two customers accounted for 20% and 13%, respectively of accounts receivable as of April 30, 2001.


NOTE P - FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Cash and Cash Equivalents

     The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values, principally because of the short-term maturity of these items.

     Accounts Receivable and Accounts Payable

     The carrying amounts of accounts receivable and accounts payable in the balance sheet approximate fair values, principally because of the short-term maturity of these items.

     Short-Term and Long-Term Debt

     The carrying amounts of the notes payable approximate fair value based upon their effective interest rates compared to current market rates.


NOTE Q - ACQUISITIONS

     On July 10, 1999, NAC/Indoor Air Professionals, Inc. purchased certain tangible and intangible assets for a purchase price of $637,860. The purchase price was payable $137,860 in cash and 364,963 shares in Company common stock valued at $500,000. The acquisition was accounted for as a purchase. The allocation of purchase price follows:


                                      F22

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE Q (continued)

      Cost in excess of billings                                  $  50,000
      Fixed assets                                                   37,860
      Covenant not to compete                                        50,000
      Goodwill                                                      500,000
                                                                    -------
                                                                   $637,860
                                                                   ========

     The following unaudited pro forma consolidated amounts give effect to the NAC/Indoor Air Professional's acquisition as if it had occurred on May 1, 1998, by consolidating its results of operations with the results of NESCO Industries, Inc. for the year ended April 30, 2000. The unaudited pro forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the period presented and should not be construed as being representative of future operating results. The pro forma basic and diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding. The calculation of the weighted-average number of shares outstanding assumed that 364,963 shares of NESCO Industries, Inc. common stock issued in connection with its acquisition of NAC/Indoor Air Professionals were outstanding for the entire period.

                                                                    Year ended
                                                                     April 30,
                                                                       2000
                                                                    -----------
                                                                    (unaudited)

      Revenue                                                       $12,708,836
      Net loss                                                       (1,001,456)

      Basic and diluted loss per share                                    $(.15)


     On December 5, 2000, the Company issued 80,000 shares of common stock valued at $100,000 in connection with an asset purchase agreement, which was allocated as follows:

      Fixed assets                                                      $88,450
      Customer lists and trade name                                      11,550
                                                                       --------

                                                                       $100,000
                                                                       ========

     The Company believes the pro forma information for this transaction is not material to the financial statements. The results of operations of the acquired companies are included in the Company's statement of operations from the date of the acquisition.


                                      F23

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



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

     The following table presents the Company's business segment financial information:

                                                                        Year ended April 30,
                                                                 -----------------------------------
                                                                     2001                   2000
                                                                 ------------           ------------
      Revenues
          Asbestos removal                                         $6,883,778            $10,114,108
          Environmental services                                      465,165              1,248,462
          Indoor air quality services                               1,747,534              1,197,355
                                                                    ---------            -----------

               Total revenues                                      $9,096,477            $12,559,925
                                                                    =========             ==========

      Operating loss from segments
          Asbestos removal                                         $  (37,697)           $  (600,415)
          Environmental services                                     (201,824)               (18,781)
          Indoor air quality services                                (128,324)              (350,883)
                                                                   ----------            -----------

                                                                     (367,845)              (970,079)

          Corporate expenses, net                                     (74,512)              (109,729)
          Interest expense, net                                       (52,543)               (83,027)
          Other income, net                                          (117,887)                66,423
          Income tax (expense) benefit                                (53,695)               150,063
                                                                  -----------            -----------

               Net loss                                           $  (666,482)           $  (946,349)
                                                                   ==========            ===========


                                      F24

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE R (continued)

                                                                                           Year ended April 30,
                                                                                    -----------------------------------
                                                                                        2001                   2000
                                                                                    ------------           ------------

      Depreciation and amortization
          Asbestos removal                                                          $     15,965           $     72,778
          Environmental services                                                           1,217                  1,217
          Indoor air quality services                                                     99,416                 53,537
          Corporate                                                                       20,026                  1,139
                                                                                     -----------            -----------

               Total depreciation and amortization                                   $   136,624            $   128,671
                                                                                     ===========            ===========

      Capital expenditures
          Asbestos removal                                                           $     2,144            $    12,025
          Indoor air quality services                                                      4,850                 25,404
          Corporate                                                                       54,946                136,723
                                                                                     -----------            -----------

               Total capital expenditures                                            $    61,940            $   174,152
                                                                                     ===========            ===========

      Identifiable assets
          Asbestos removal                                                            $2,511,870             $3,447,037
          Environmental services                                                          10,080                285,043
          Indoor air quality services                                                  1,186,597                974,416
                                                                                     -----------            -----------

               Total assets for reportable segments                                    3,708,547              4,706,496

      Corporate                                                                           57,521                171,410
                                                                                     -----------            -----------

               Total assets                                                          $ 3,766,068            $ 4,877,906
                                                                                     ===========            ===========


NOTE S - FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of the year ended April 30, 2001, the Company recorded significant adjustments to its accounts, which resulted in increasing net loss by approximately $411,000. The adjustments for the year ended April 30, 2001 were principally attributable to the write-off of uncollectible accounts receivable of approximately $27,000, the write-off of leasehold improvements of approximately $118,000, an over accrual of estimated tax refunds which were received in the fourth quarter of approximately $54,000, depreciation expense on acquired assets of approximately $30,000 and accruals for commissions, management fees and accounting fees totaling approximately $144,000.

                                      F25

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE S (continued)

     During the fourth quarter of the year ended April 30, 2000, the Company recorded significant adjustments to its accounts, which resulted in increasing net loss by approximately $638,000. The adjustments for the year ended April 30, 2000 were principally attributable to increasing the allowance for possible losses on accounts receivable and writing off uncollectible accounts receivable which totaled approximately $125,000, an unanticipated loss on a job which totalled approximately $230,000, and accruals for insurance claims, depreciation expense, consulting and professional fees and commissions which totalled approximately $190,000.






                                      F26

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On June 15, 2000, we engaged Grant Thornton LLP as our auditors, as Mendelsohn Kary Bell & Natoli LLP ("MKB&N") declined to stand for reappointment as auditors. MKB&N's report on our financial statements for the year prior to its election not to stand for reappointment did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During our the fiscal year prior to, and the interim period preceding, MKB&N's election not to stand for re-election, we had no disagreements with MKB&N of the nature required to be reported under Item 304(a)(1)(iv) of Regulation S-K, and there no events of the nature required to be reported under Item 304(a)(1)(v) of Regulation S-K occurred.

During the fiscal year prior to engaging Grant Thronton, we have had no consultations with it concerning: (a) the application of accounting principles to a specific transaction or the type of opinion that might be rendered on our financial statements as to which a written report was provided to us or as to which we received oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or (b) any disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K; or (c) a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K.

Our Board of Directors has approved the engagement of Grant Thornton LLP as our auditors to replace MKB&N.

                                    PART III


ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

The Company's executive officers and directors are as follows:


Name                                                  Age                     Positions With Company
Santo Petrocelli, Sr. ..............                   68          President and Chief Executive Officer, Chairman
                                                                   of the Board of Directors

Michael J. Caputo ..................                   50          Chief Operating Officer and Director

Marshall H. Geller .................                   64          Executive Vice President and Director

Lawrence S. Polan ..................                   73          Chief Financial Officer, Secretary-Treasurer and
                                                                   Director

Santo Petrocelli, Jr. ..............                   36          Director


         Santo Petrocelli, Sr., has served as Chairman and CEO of the Company and its predecessors since 1988. Mr. Petrocelli is the Chairman and CEO and a Director of Petrocelli Industries, Inc. and Petrocelli Electric Co., Inc., a privately-owned company based in Long Island City, New York, which is engaged in the business of electrical and telecommunications contracting. Mr. Petrocelli devotes less than a majority of his working time (approximately 30%) to the Company's business.

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

ITEM 10.     EXECUTIVE COMPENSATION

         A.       Summary Compensation Table.

The following table sets forth information concerning compensation for services rendered in all capacities awarded to, earned by or paid to Santo Petrocelli, Sr., the Company's Chairman and Chief Executive Officer, Michael J. Caputo, Chief Operating Officer, and Marshall Geller, Executive Vice President, in FY 2001 and 2000. No other executive officer of the Company received compensation of $100,000 or more from the Company in either of those fiscal years.

Mr. Petrocelli is compensated by the Company through Petrocelli Industries, Inc., and Mr. Geller is compensated through Gelco Development Corp. Payments to these companies are classified as "Management Fees and Consulting Fees" in the Company's Statements of Operations for the FY 2001 and 2000. Mr. Petrocelli and Mr. Geller also received compensation directly from the Company in FY 2001.

=====================================================================================================================
                                             Summary Compensation Table
=============================================================== =====================================================
                                                                               Long Term Compensation
==================== ======= ================================== ========================== ==========================
                                    Annual Compensation                  Awards                     Payouts
==================== ======= ========== ======== ============== ============ ============= =========== ==============

                                                      Other      Restricted    Securities                  All
Name and                                             Annual         Stock      Underlying     LTIP        Other
Principal                      Salary     Bonus   Compensation    Award(s)      Options/    Payouts    Compensation
Position              Year      ($)       ($)         ($)           ($)        SARS(#)        ($)           ($)
--------              ----      ---       ---         ---           ---        -------        ---           ---

-------------------- ------- ---------- -------- -------------- ------------ ------------- ----------- --------------
Santo Petrocelli,     2001     87,000     -0-         -0-           -0-          -0-          -0-           -0-
Sr., Chairman of
the Board,
President and CEO     2000     88,950     -0-          *            -0-          -0-          -0-           -0-

-------------------- ------- ---------- -------- -------------- ------------ ------------- ----------- --------------
Michael J. Caputo,    2001    132,500     -0-         -0-           -0-          -0-          -0-           -0-
COO
                      2000    132,500     -0-          *            -0-          -0-          -0-           -0-

-------------------- ------- ---------- -------- -------------- ------------ ------------- ----------- --------------
Marshall H. Geller,   2001     27,000     -0-         -0-           -0-          -0-          -0-           -0-
Executive Vice
President             2000     52,000     -0-          *            -0-          -0-          -0-           -0-
-------------------- ------- ---------- -------- -------------- ------------ ------------- ----------- --------------

==================== ======= ========== ======== ============== ============ ============= =========== ==============

*Less than $50,000

         B.       Options/SAR Grants in Last Fiscal Year.

Not applicable.

         C.       Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR
                  Value.

None of the executive officers identified in (a) above exercised any options or SARs in the last fiscal year, and none of such officers held any SARs at year end. Information relating to the number and value of options held at year end by such officers is set forth in the following table:

---------------------------------------- -------------------------------------- --------------------------------------
                                                Number of Securities(1)                 Value of Unexercised
                                                Underlying Unexercised                  In-the-Money Options
                                                   Options at FY end                        At FY end (2)
                 Name                          Exercisable/Unexercisable              Exercisable/Unexercisable
                 ----                          -------------------------              -------------------------
---------------------------------------- -------------------------------------- --------------------------------------
Santo Petrocelli, Sr.                                    150,000/-0-                            None
---------------------------------------- -------------------------------------- --------------------------------------
Marshall Geller                                          150,000/-0-                            None
---------------------------------------- -------------------------------------- --------------------------------------
Michael J. Caputo                                         50,000/-0-                            None
---------------------------------------- -------------------------------------- --------------------------------------

---------------

(1)      Shares of common stock.

(2)      Based on the high "bid" price of shares quoted on April 30, 2001.

         D.       Long-Term Incentive Plans.

None.

         E.       Compensation of Directors.

During the fiscal year ended April 30, 2001, no director of the Company received any compensation for any services provided in such capacity. Directors of the Company are reimbursed for any expenses incurred by them in connection with their activities on behalf of the Company.

         F. Employment Contracts and Termination of Employment, and Change in Control Arrangements.

None of the Company's executive officers have fixed term employment agreements and there are no agreements relating to severance, change of control or other similar terms between the Company and any of its executive officers.

         G.       Report on Repricing of Options/SARS.

Not Applicable.

         H.       Supplementary Information on Stock Options.

Not applicable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

The following table sets forth information as of August 8, 2001, with respect to the beneficial ownership of our securities by officers and directors, individually and as a group, and all holders of more than 5% of our Common Stock. Unless otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the beneficial owners indicated. On August 8, 2001, there were 6,694,963 shares of Common Stock outstanding. No shares of any other class of capital stock were outstanding.

        --------------------------------------------- ------------------------------- -----------------------
                                                                                          Percentage of
                                                                                        Outstanding Common
                    Names and Addresses                 Number of Shares of Common      Stock Beneficially
                    of Beneficial Owner                Stock Beneficially Owned(1)            Owned

       --------------------------------------------- ------------------------------- -----------------------
        Santo Petrocelli, Sr. (2)                                2,550,000                      37.7%
        c/o Petrocelli Industries, Inc.
        2209 Queens Plaza North
        Long Island City, NY  11101

        --------------------------------------------- ------------------------------- -----------------------
        Marshall H. Geller(3)                                    2,550,000                      37.7%
        20 Country Ridge Circle
        Ryebrook, NY  10573

        --------------------------------------------- ------------------------------- -----------------------
        Michael J. Caputo(4)                                       150,000                      2.25%
        c/o Nesco Industries, Inc.
        1212 43rd Avenue
        Long Island City, NY  11101

        --------------------------------------------- ------------------------------- -----------------------
        Lawrence S. Polan(5)                                       150,000                      2.25%
        c/o Petrocelli Industries, Inc.
        2209 Queens Plaza North
        Long Island City, NY  11101

        --------------------------------------------- ------------------------------- -----------------------
        Santo Petrocelli, Jr.(6)                                       -0-                        -0-
        c/o Petrocelli Industries, Inc.
        2209 Queens Plaza North
        Long Island City, NY  11101

        --------------------------------------------- ------------------------------- -----------------------
        All Officers and Directors as a                          5,400,000                      77.0%
        Group (5 persons)

        --------------------------------------------- ------------------------------- -----------------------

-----------------------

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

(2) Includes 150,000 shares reserved for issuance upon the exercise of an option granted under our 1999 Incentive Stock Option Plan, and 2,400,000 shares owned of record by Petrocelli Industries Inc. Mr. Petrocelli is the President and Chief Executive Officer of Petrocelli Industries, Inc., and beneficially owns 25% of its outstanding capital stock. The other 75% is owned by members of Mr. Petrocelli's family.

(3) Includes 150,000 shares reserved for issuance upon the exercise of an option granted under our 1999 Incentive Stock Option Plan, and 2,400,000 shares owned of record by Gelco Development Corp., a company owned and controlled by Mr. Geller and members of his family.

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

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During FY 2001, Santo Petrocelli, Sr., our President and Chief Executive Officer, and Petrocelli Industries, Inc. ("Petrocelli Industries"), a company controlled by Mr. Petrocelli, were repaid $355,082 with loans by the Company, net of new loans during the year. In FY 2000, Petrocelli Industries loaned $950,000 to us, net of repayments during the year.

The highest loan balance outstanding at any time during FY 2001 was $975,000, compared to $914,500 in the prior fiscal year. These loans bear interest at the rate of 10% per annum, payable monthly, and have no fixed term. Accordingly, we consider them to be due on demand. No interest was paid on these loans during the year. At April 30, 2001, we had accrued interest of $44,032 on FY 2001 loans, compared to $43,137 in the prior year on FY 2000 loans.

The indebtedness to Mr. Petrocelli and Petrocelli Industries described in the preceding paragraph is in addition to amounts owed to Petrocelli Electric Co. for rent on the office and warehouse space totaling $6,825 per month and demand loans of $129,000 made to NAC by Petrocelli Industries and Gelco Development Corp., a company controlled by Marshall Geller, our Executive Vice President and a director of the Company, prior to our acquisition of NAC in March 1998.

We believe the loan terms obtained from Petrocelli Industries, Gelco Development Corp. and Santo Petrocelli are at least as favorable as could have been obtained by us from non-affiliated parties through arms length negotiation.

During FY 2001 and FY 2000, certain shareholders and officers of the Company received consulting and management services fees totaling $104,000 and $16,546, respectively. During FY 2000, Petrocelli Industries Inc. rendered subcontractor services to the Company totaling $59,000.

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

                            SUPPLEMENTAL INFORMATION

We have not sent an annual report or proxy statement to security holders in respect of the fiscal year ending April 30, 2001, or in the current fiscal year. Such report and proxy statement will be furnished to security holders in connection with the Company's Annual Meeting. Copies of such material will be furnished to the Commission when it is sent to security holders.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                     NESCO INDUSTRIES INC.



                                        By: /s/ Santo Petrocelli, Sr.
                                           -----------------------------------
                                            Santo Petrocelli, Sr., President

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


                Signature                                    Title                                 Date
                ---------                                    -----                                 ----

/s/ Santo Petrocelli, Sr.                  President, Chief Executive Officer and            August 13, 2001
----------------------------               Director
Santo Petrocelli, Sr.

/s/ Lawrence S. Polan                      Chief Financial and Accounting Officer and        August 13, 2001
----------------------------               Director
Lawrence S. Polan

/s/ Michael J. Caputo                      Chief Operating Officer and Director              August 13, 2001
----------------------------
Michael J. Caputo

/s/ Marshall H. Geller                     Director                                          August 13, 2001
----------------------------
Marshall H. Geller

/s/ Santo Petrocelli, Jr.                  Director                                          August 13, 2001
----------------------------
Santo Petrocelli, Jr.


                                INDEX TO EXHIBITS



---------------------------- -----------------------------------------------------------------------------------------
Exhibit No.                  Description
-----------                  -----------
---------------------------- -----------------------------------------------------------------------------------------

---------------------------- -----------------------------------------------------------------------------------------
3.1*                         Articles of Incorporation as amended
---------------------------- -----------------------------------------------------------------------------------------
3.2*                         Bylaws as amended
---------------------------- -----------------------------------------------------------------------------------------
4.1*                         Common Stock Certificate
---------------------------- -----------------------------------------------------------------------------------------
4.2*                         Incentive Stock Option Plan
---------------------------- -----------------------------------------------------------------------------------------
16**                         Letter dated June 28, 2000, from Mendelsohn Kary Bell & Natoli LLP rechange in certifying accountants
---------------------------- -----------------------------------------------------------------------------------------
21*                          Subsidiaries
---------------------------- -----------------------------------------------------------------------------------------

* Filed as Exhibits with the Company's Registration Statement on Form 10-SB filed with the Commission on November 30, 1999, and incorporated by reference herein.

** Filed as an Exhibit with the Company's Current Report on Form 8-K filed on
   June 30, 2000, and incorporated by reference herein.