Form 10KSB/A
period 2001-04-30
NESCO INDUSTRIES INC
filed 2001-08-23
CIK 1099609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                Amendment No. 1

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

During the fourth quarter of the fiscal year ended April 30, 2000, the Company recorded significant adjustments to its accounts, which resulted in increasing net loss by approximately $638,000. The adjustments for the fiscal year ended April 30, 2000 were principally attributable to increasing the allowance for possible losses on accounts receivable and writing off uncollectible accounts receivable which totaled approximately $125,000, an unanticipated loss on a job which totalled approximately $230,000, and accruals for insurance claims, depreciation expense, consulting and professional fees and commissions which totalled approximately $190,000.

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

     The following table presents the Company's business segment financial information:

                                                                        Year ended April 30,
                                                                 -----------------------------------
                                                                     2001                   2000
                                                                 ------------           ------------
      Revenues
          Asbestos removal                                         $6,883,778            $10,114,108
          Environmental services                                      465,165              1,248,462
          Indoor air quality services                               1,747,534              1,197,355
                                                                    ---------            -----------

               Total revenues                                      $9,096,477            $12,559,925
                                                                    =========             ==========

      Operating loss from segments
          Asbestos removal                                         $   66,303            $  (600,415)
          Environmental services                                     (201,824)               (18,781)
          Indoor air quality services                                (128,324)              (350,883)
                                                                   ----------            -----------

                                                                     (263,845)              (970,079)

          Corporate expenses, net                                    (225,312)              (109,729)
          Interest expense, net                                       (52,543)               (83,027)
          Other income, net                                           (71,087)                66,423
          Income tax (expense) benefit                                (53,695)               150,063
                                                                  -----------            -----------

               Net loss                                           $  (666,482)           $  (946,349)
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