Form 10QSB
period 2001-07-31
NESCO INDUSTRIES INC
filed 2001-09-28
CIK 1099609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2001

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                        .
                               --------------------   -----------------------

                         COMMISSION FILE NUMBER: 0-28307

                             NESCO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                         13-3709558
-------------------------------              ---------------------------------
(State of other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

              22-09 Queens Plaza North, Long Island City, New York
              ----------------------------------------------------
                    (Address of principal executive offices)

                                  718/752-2400
              (Registrant's telephone number, including area code)

                                12-12 43rd Avenue
                           Long Island City, NY 11101
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes     [ ]  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, par value $.01, was 6,694,963 as of August 8, 2001

Traditional small business issuer format:   Yes [ ]    No [X]

                             NESCO INDUSTRIES, INC.
                                      INDEX


PART I:  FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets --
              July 31, 2001 (unaudited) and April 30, 2001.................  3

              Consolidated Statements of Operations (unaudited)
              for the three months ended July 31, 2001 and 2000............  4

              Consolidated Statements of Cash Flows (unaudited)
              for three months ended July 31, 2001 and 2000................  5

              Notes to Consolidated Financial Statements...................  6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 11


PART II:  OTHER INFORMATION

              Item 6. Exhibits and Reports on Form 8K...................... 15

Signatures................................................................. 15

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     ---------------------------------------

                                   A S S E T S
                                   -----------
                                                              July 31              April 30
                                                              -------              --------
                                                                2001                 2001
                                                           -----------           -----------
                                                            (Unaudited)
Current  Assets:
  Cash and equivalents                                     $     9,255           $    68,169
  Accounts receivable                                        2,415,262             2,497,904
  Unbilled costs and estimated earnings in excess
       of billings on uncompleted contracts                    498,055               318,247
  Prepaid taxes and expenses                                    37,879                21,427
  Other current assets                                         106,972               126,329
                                                           -----------           -----------
     Total current assets                                    3,067,423             3,032,076
Fixed assets, net                                              172,973               187,504
Intangibles, net                                               442,532               455,224
Other assets                                                    91,264                91,264
                                                           -----------           -----------

                                                           $ 3,774,192           $ 3,766,068
                                                           -----------           -----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
                                                             July 31               April 30
                                                               2001                  2001
                                                           -----------           -----------
                                                           (Unaudited)
Current  Liabilities:
  Accounts payable and accrued expenses                    $ 2,555,837           $ 2,437,905
  Notes payable, equipment - current portion                                           1,577
  Loans payable, shareholders                                  673,490               648,490
  Interest payable - shareholder                               198,889               190,052
  Billing in excess of costs and estimated
       earnings on uncompleted contracts                       340,843               422,294
                                                           -----------           -----------
     Total current liabilities                               3,769,059             3,700,318
Deferred Rental Income                                         292,500               304,200
                                                           -----------           -----------
     Total liabilities                                       4,061,559             4,004,518
                                                           -----------           -----------

Stockholders' Equity:
  Common stock, $.001 par value
      Authorized 25,000,000 shares
      Issued and outstanding  6,694,963 shares                   6,695                 6,695
  Capital in excess of par value                               983,105               983,105
  Accumulated Deficit                                       (1,277,167)           (1,228,250)
                                                           -----------           -----------
                                                              (287,367)             (238,450)
                                                           -----------           -----------

                                                           $ 3,774,192           $ 3,766,068
                                                           -----------           -----------


See accompanying Notes.                                            Page 3 of 15

                   NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDING JULY 31, 2001 AND 2000
                  ------------------------------------------

                                                                             July
                                                              --------------------------------
                                                                     2001             2000
                                                                     ----             ----
                                                                          (Unaudited)
Earned Revenues                                               $   2,022,833      $  2,646,083

Cost of earned revenues                                           1,660,173         2,221,551
                                                               -------------      ------------

     Gross profit                                                   362,660           424,532

General and administrative expenses                                 407,610           553,498
                                                               -------------      ------------

Operating loss                                                      (44,950)         (128,966)
                                                               -------------      ------------

Other Income (Expense):
       Sub-lease income                                              11,700            11,700
       Interest expense, net                                        (16,308)          (19,666)
                                                               -------------      ------------

Loss before income taxes                                            (49,558)         (136,932)

Income tax expense benefit                                             (641)
                                                               -------------      ------------

      Net Loss                                                $     (48,917)     $   (136,932)
                                                               -------------      ------------

Basic and diluted loss per share                                      (0.01)            (0.02)
                                                               -------------      ------------

Weighted average common shares outstanding                        6,694,963         6,614,963
                                                               -------------      ------------

See accompanying notes.                                            Page 4 of 15

              NESCO INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDING JULY 31, 2001 AND 2000
             ------------------------------------------

                                                                                         July 31
                                                                             ------------------------------
                                                                                 2001               2000
                                                                                 ----               ----
                                                                                       (Unaudited)
Cash Flows from Operating Activities:
   Net loss                                                                  $ (48,917)          $(136,932)
       Adjustments to reconcile net loss to
       net cash provided (used) by operating activities:
           Amortization of deferred sub-lease income                           (11,700)            (11,700)
           Depreciation and amortization                                        27,223              27,088
           Provision for bad debts                                             (18,923)              8,292
           Changes in operating assets and liabilities:
              Accounts receivable                                              101,565             193,954
              Prepaid expenses and taxes                                       (16,452)            (60,697)
              Other current assets                                              19,357                (305)
              Unbilled costs and estimated earnings in excess
                  of billings on uncompleted contracts                        (179,808)           (167,742)
              Other assets                                                                             807
              Accounts payable and accrued expenses                            126,769             132,971
              Billings in excess of costs and estimated
                  earnings on uncompleted contracts                            (81,451)             25,231
                                                                             ---------           ---------
                   Net cash (used) provided by operating activities            (82,337)             10,967
                                                                             ---------           ---------
Cash Flows from Investing Activities:
   Purchase of fixed assets                                                       --               (55,200)
   Proceeds from sub-lease                                                        --               397,800
                                                                             ---------           ---------
                   Net cash provided by investing activities                      --               342,600
                                                                             ---------           ---------
Cash Flows from Financing Activities:
   Payment of equipment notes                                                   (1,577)            (10,278)
   Net proceeds (payments) from shareholder loans                               25,000            (319,390)
                                                                             ---------           ---------
                   Net cash provided (used) by financing activities             23,423            (329,668)
                                                                             ---------           ---------
Net (decrease) increase in cash and equivalents                                (58,914)             23,899
Cash and equivalents, beginning of year                                         68,169              32,515
                                                                             ---------           ---------
Cash and equivalents, end of period                                          $   9,255           $  56,414
                                                                             ---------           ---------


See accompanying notes                                            Page 5 of 15

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.       Organization, Operations and Significant Accounting Policies

         General:

         The unaudited consolidated interim financial statements, and accompanying notes included herein, have been prepared by NESCO Industries, Inc., (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for interim periods. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results of the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report filed with the Securities and Exchange Commission (Form 10-KSB for the fiscal year ended April 30, 2001).

         Basis of Presentation and Principles of Consolidation:

         The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as of July 31, 2001, the Company has an accumulated deficit in stockholders' equity of $287,367, negative working capital of $701,636 and has incurred a net loss of $48,917 for three months ended July 31, 2001.

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

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


C.       Business Segment Information (continued)

         The following table presents the Company's business segment financial information:

                                                                         Three months
                                                                        Ended July 31,
                                                                 2001                   2000
                                                                 ----                   ----
         Revenues
          Asbestos removal                                    $  1,572,924         $ 1,951,444
          Environmental services                                    14,815             308,020
          Indoor air quality services                              435,094             386,619
                                                              ------------         -----------

               Total revenues                                 $  2,022,833         $ 2,646,083
                                                              ------------         -----------

         Operating income (loss) from segments
          Asbestos removal                                    $    100,155         $      (645)
          Environmental services                                    (8,936)            (57,963)
          Indoor air quality services                              (80,748)            (24,326)
                                                              ------------         -----------

                                                                    10,471             (82,934)

          Corporate expenses, net                                  (55,421)            (46,032)
          Interest expense, net                                    (16,308)            (19,666)
          Other income, net                                         11,700              11,700
          Income tax benefit                                           641
                                                              ------------         -----------

               Net loss                                       $   (48,917)         $  (136,932)
                                                              ============         ===========

         Depreciation and amortization
          Asbestos removal                                    $      2,602         $     4,178
          Environmental services                                       304                 304
          Indoor air quality services                               22,790              17,446
          Corporate                                                  1,527               5,160
                                                              ------------         -----------

               Total depreciation and amortization            $     27,223         $    27,088
                                                              ============         ===========

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


C.       Business Segment Information (continued)

                                                                              JULY 31
                                                                              -------
                                                                  2001                   2000
                                                                  ----                   ----
      Capital expenditures
          Asbestos removal                                      $         0           $     2,148
          Indoor air quality services                                     0                53,052
                                                                -----------           -----------

               Total capital expenditures                       $         0           $    55,200
                                                                ===========           ===========


      Identifiable assets
          Asbestos removal                                      $ 2,351,886           $ 3,420,845
          Environmental services                                     40,124               421,364
          Indoor air quality services                             1,328,049               892,715
                                                                -----------           -----------

               Total assets for reportable segments               3,720,059             4,734,924

      Corporate                                                      54,133               220,684
                                                                -----------           -----------

               Total assets                                     $ 3,774,192           $ 4,955,608
                                                                ===========           ===========


D.       Loss per share:

         Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average common shares outstanding for the period. As a result of the Company's net loss, diluted net loss per share was the same as basic net loss per share for the three months ended July 31, 2001 and 2000, since the effect of any potentially dilutive securities would be antidilutive. Options which were excluded from the calculation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and therefore, would be antidilutive totaled 445,000 with an exercise price of $1.50 for the three months ended July 31, 2001 and 2000.

E.       New accounting pronouncements:

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), " Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

E.       New accounting pronouncements (continued)

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which is effective for all fiscal years beginning after December 31, 2001; however, early adoption is permitted. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is required to adopt SFAS No. 142 in fiscal 2003. The Company is currently assessing but has not yet determined the impact of SFAS No. 42 on its financial position and results of operations.

F.       Contingencies

         The Company is a defendant in lawsuits involving personal injury claims arising from job-site accidents. These plaintiff's claims exceed the Company's applicable insurance coverages; therefore, any judgment or settlement in excess of insurance will require payment by the Company. Claims in excess of insurance coverage total approximately $31,000,000 as of July 31, 2001. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

When used in this discussion, the words "expect(s)", believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the possible results, described in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures which discuss factors which affect our business, including the discussion under the caption "Risk Factors" in our Registration Statement on Form 10-SB, filed November 29, 1999, and amended January 31, 2000 and May 11, 2001.

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

Three Months ended July 31, 2001 and 2000

The following table presents selected consolidated financial data for the periods indicated expressed as a percentage of net sales:

----------------------------------------------------------------------
                                              Three months ended
                                                   July 31,

                                              2001          2000
-----------------------------------------------------------------------

Earned revenues                              100.0         100.0
Cost of earned revenues                       82.0          84.0
-----------------------------------------------------------------------
   Gross profit.........................      18.0          16.0
   General and administrative expense
(excluding depreciation)                      18.8          19.9
   Depreciation.........................       1.4           1.0
-----------------------------------------------------------------------
   Operating loss.......................      (2.2)         (4.9)
   Other expense                               (.2)          (.3)
-----------------------------------------------------------------------
Net loss                                      (2.4)         (5.2)
-----------------------------------------------------------------------

The following table sets forth our revenues by operating area in the periods indicated:

---------------------------------------------------------------------
                             Three Months Ended  Three Months Ended
                               July 31, 2001        July 31, 2000
---------------------------------------------------------------------
Asbestos abatement                    $1,572,924          $1,951,444
---------------------------------------------------------------------
Indoor air quality services              435,094             386,619
---------------------------------------------------------------------
Other environmental                       41,815             308,020
services
---------------------------------------------------------------------
TOTAL                                 $2,022,833          $2,646,083
---------------------------------------------------------------------


Three months ended July 31, 2001 compared to the three months ended July 31, 2000:

In the fiscal quarter ended July 31, 2001, our revenues decreased 24%, cost of earned revenues decreased 25%. Our decrease in revenues and costs were due to lower levels of both asbestos abatement and other environmental services rendered by the Company as a result of on-going competitive market conditions.

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

As a result, our gross profit margin increased to 18% compared to 16% in the three months ended July 31, 2000. The increase in gross margin was primarily due to improved average margins from our asbestos abatement operations and a decrease in revenues from our environmental services segment.

Our general and administrative expenses decreased 26% principally due to reductions in salaries and related expenses, and management fees.

The decrease in expenses was greater than the decrease in gross profit, as a result our net loss of $48,917 in the three months ended July 31, 2001 was less than our net loss of $136,932 in the comparable 2000 quarter.

Liquidity and Capital Resources

The following table sets forth our working capital position at the dates indicated:

-------------------------------------------------------------------------------
                                      July 31, 2001            April 30, 2001
-------------------------------------------------------------------------------
Current assets                          $3,067,423               $3,032,076

-------------------------------------------------------------------------------
Current liabilities                      3,769,059               $3,700,318
-------------------------------------------------------------------------------
Working Capital Deficiency              $  701,636               $  668,242
-------------------------------------------------------------------------------


Net cash used in operating activities was $82,377 for the three months ended July 31, 2001, which was primarily a result of our net operating loss of $48,917 for the period. Net cash provided by financing activities was $23,423 for the three months ended July 31, 2001, which was primarily a result of proceeds from shareholder loans.

As of July 31, 2001 the Company total stockholders' equity was $287,367, has a negative working capital of $701,636, and has incurred a net loss of $48,917 for the three months ended July 31, 2001.

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

New Accounting Pronouncements:

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which is effective for all fiscal years beginning after December 31, 2001; however, early adoption is permitted. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is required to adopt SFAS No. 142 in fiscal 2003. The Company is currently assessing but has not yet determined the impact of SFAS No. 42 on its financial position and results of operations.

                           PART II: OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

       (a)      Exhibits

                None

       (b)      Reports on Form 8-K

                None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                  NESCO INDUSTRIES, INC.



DATE:  September 28, 2001        By:    /s/ Lawrence S. Polan
                                     ------------------------------------------
                                     Lawrence S. Polan, Chief Financial Officer