Form 10QSB/A
period 2001-07-31
NESCO INDUSTRIES INC
filed 2001-10-03
CIK 1099609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                  FORM 10-QSB/A

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

F.       Contingencies

         National Abatement Corp. is a defendant in lawsuits involving personal injury claims arising from job-site accidents. These plaintiff's claims exceed the National Abatement Corp.'s applicable insurance coverages; therefore, any judgment or settlement in excess of insurance will require payment by the National Abatement Corp. Claims in excess of insurance coverage total approximately $31,000,000 as of July 31, 2001. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the National Abatement Corp.

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


                                  NESCO INDUSTRIES, INC.



DATE:  October 1, 2001           By:    /s/ Lawrence S. Polan
                                     ------------------------------------------
                                     Lawrence S. Polan, Chief Financial Officer