Form 10KSB/A
period 2000-04-30
NESCO INDUSTRIES INC
filed 2001-12-11
CIK 1099609

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

(Mark One)

[X]                        ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2000

[ ]                        TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------   ------------

                        Commission file number 000-28307

                              NESCO INDUSTRIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                   13-3709558
---------------------------------         ---------------------------------
  (State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

22-09 Queens Plaza North, Long Island City, NY                     11101
----------------------------------------------                   ----------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  718-752-2400
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

The following table sets forth the high and low closing bid prices quoted for our Common Stock in the last two fiscal years:

         Year ended 4/30/1999                      High                 Low
         --------------------                     ------                ---
         Quarter ended 7/31/98                    $4-5/8                $3-7/16
         Quarter ended 10/31/98                   $3-3/4                $1
         Quarter ended 1/31/99                    $2-1/2                $1-3/4
         Quarter ended 4/30/99                    $1-1/4                $1-1/8


         Year ended 4/30/2000                      High                 Low
         --------------------                     ------              ------
         Quarter ended 7/31/99                    $1-1/2               $1-1/8
         Quarter ended 10/31/99                   $1-1/4               $9/16
         Quarter ended 1/31/00                    $2-5/8               $1-1/16
         Quarter ended 4/30/00                    $2                   $1/2

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

In the fiscal year ended April 30, 2000, our revenues increased 8% and cost of earned revenues increased 14% as compared to the year ended April 30, 1999. Our gross profit margin declined to 16.3% in the year ended April 30, 2000 from 20.3% in the year ended April 30, 1999. This reduction in our gross profit margin was primarily the result of an overall declining trend in profitability from our NAC operations due to an increasingly competitive market, as the number of contractors providing these services continues to increase. In addition, the Company recognized a loss from one project of approximately $230,000. The loss was due to a revised estimate of costs to complete and the project was 100% completed at April 30, 2000. This one loss accounts for a majority of the decrease in gross profit margin. Further, our gross profit margins from our Indoor Air Quality operation were lower than our overall average margins on revenues of $1,248,462. Revenues from other environmental services decreased from $1,767,437 to $1,197,355, or 32%. The declining revenues from our environmental services segment are the result of our reduced marketing efforts. In our view, revenues and margins from environmental services are lower than from indoor air quality services. Although we believe that competitive pressures will continue to impact NAC's business, we are attempting to be more selective in projects in order to improve margins.

Our general and administrative expenses also rose faster than revenues and gross profit in the year ended April 30, 2000. As a result, we had a net loss of $946,349 in 2000 versus a net loss of $116,328 in 1999. The increase in our general and administrative expenses was due primarily to the expansion of our Indoor Air Quality operations which included additional salaries and depreciation and amortization expenses of $479,000, an increase in professional fees of $68,000 due to our public company status, and an increase in the provision for uncollectibles of $69,809 due to an evaluation of accounts receivable at April 30, 2000.

Interest expense increased by $58,742 as compared to the year ended April 30, 1999 due to increased borrowing from a shareholder at a 10% rate.

Miscellaneous income increased $60,068 as compared to the year ended April 30, 1999 due to a gain arising from the sale of leasehold improvements at the Company's former New York City office.

The income tax benefit increased by $131,048 as compared to the year ended April 30, 1999, principally due a carryback of current year net operating losses to prior years.

Fourth quarter of year ended April 30, 2000:

During the fourth quarter of the fiscal year ended April 30, 2000, the Company recorded significant adjustments to its accounts, which resulted in increasing net loss by approximately $545,000. The adjustments for the fiscal year ended April 30, 2000 were principally attributable to increasing the allowance for possible losses on accounts receivable and writing off uncollectible accounts receivable which totaled approximately $125,000, an unanticipated loss on a job which totaled approximately $230,000, and accruals for insurance claims, depreciation expense, consulting and professional fees, and commissions which totaled approximately $190,000. The increased provision for bad debts was based on an evaluation of accounts receivable in general at April 30, 2000.

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

Our cash and cash equivalents declined from $97,765 at April 30, 1999 to $32,515 at April 30, 2000, primarily as a result of cash used in operations to fund our operating loss. During the fiscal year ended April 30, 2000, net cash of $862,752 was used by our operating activities. Shareholders provided $790,559, net of repayments, to support our working capital. Investing activities provided $334,000 from the sale of our New York City office leasehold improvements. We acquired NAC/IAP using cash totaling $137,050 and fixed asset purchases were $174,152.

To provide additional working capital in the current fiscal year, we borrowed $950,000 from Santo Petrocelli, Sr., our Chairman, President and Chief Executive Officer, and Petrocelli Industries, Inc., a company controlled by Mr. Petrocelli, net of repayments made during the year. The highest loan balance during the year was $850,000. The loan bears interest at 10% per annum, payable monthly. Terms for the repayment of the loan principal have not been established, and we consider this loan to be repayable on demand. Our accounts receivable turnover declined from 4.4 times to 3.9 times as compared to the fiscal year ended April 30, 1999.

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

The Company's ability to finance its operating cash needs with cash generated by operations is a function of returning to profitability. We are taking measures to conserve cash by cutting back on personnel and related expenses and have subleased our New York City office and relocated to less expensive offices. The Company is exploring credit markets to secure financing of its working capital needs, but there is no assurance that the Company will be able to obtain any other financing.

We are directing our efforts toward improved profitability and revenue share, reduction of overhead expense and therefore conserving and improving cash flow from operations. Due to our net losses and negative working capital, our auditors express a doubt about our ability to continue as a going concern in their report on our financial statements for the fiscal year ended April 30, 2000. We may continue to be dependent upon loans from our shareholder until we become profitable.

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

ITEM 12. CERTAIN RELATIONSHPS AND RELATED TRANSACTIONS

During the fiscal year ended April 30, 2000, Santo Petrocelli, Sr., our President and Chief Executive Officer, and Petrocelli Industries, Inc. ("Petrocelli Industries"), a company controlled by Mr. Petrocelli, loaned $950,000 to us, net of repayments during the year. The highest loan balance outstanding at any time during the year was $850,000. These loans bear interest at the rate of 10% per annum, payable monthly, and have no fixed term. Accordingly, we consider them to be due on demand. No interest was paid on these loans during the year. For the year ended April 30, 2000, we had accrued interest of $46,667 on the loans.

The indebtedness to Mr. Petrocelli and Petrocelli Industries described in the preceding paragraph is in addition to amounts owed to Petrocelli Electric Co. ("Petrocelli Electric") for office and warehouse rent totaling $5,367 per month and demand loans of $129,000 made to NAC by Petrocelli Industries and Gelco Development Corp., a company controlled by Marshall Geller, our Executive Vice Presifdent and a director of the Company, prior to our acquisition of NAC in March 1998. For the year ended April 30, 2000, we had accrued interest of $15,440 on these loans.

We believe the loan terms obtained from Petrocelli Industries, Gelco Development Corp. and Santo Petrocelli are at least as favorable as could have been obtained by us from non-affiliated parties through arms length negotiation.

During the year ended April 30, 2000, Santo Petrocelli, Marshall Geller and Lawrence Polan, our Chief Financial and Accounting Officer, rendered consulting and management services to the Company totaling $88,950, $52,000 and $24,500, respectively. Arrow Restorations, a company in which Mr. Geller is a shareholder, and Petrocelli Electric, a company controlled by Mr. Petrocelli, rendered subcontractor services to the Company totaling $32,000 and $27,000, respectively. Subcontractor services rendered to Petrocelli Electric totaled $1,989.

During the year ended April 30, 1999, Mr. Petrocelli and Mr. Geller each rendered a total of $104,000 in consulting and management services to the Company. Petrocelli Electric and Marcath, a company owned by former shareholder Nicholas Pizzone, rendered subcontractor services to the Company totaling $102,916 and $27,700, respectively. Subcontractor services rendered to Arrow Restoration totaled $140,500.

The Company subleases its executive and administrative offices from an affiliated company. A discussion of the Company's leases is contained in Item 2
- Description of Properties - on page 8 and in Footnote N - Commitments and Contingencies - on page F-20 of the Financial Statements.

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


/s/ Grant Thornton LLP
New York, New York
July 21, 2000

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
                                            =======              ======               ======

Equipment notes bear interest at 15.8% and are secured by the related equipment.

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

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999


NOTE N - COMMITMENTS AND CONTINGENCIES

     Litigation

     The Company is defendant in lawsuits involving personal injury claims arising from job-site accidents. These plaintiffs' claims exceed the Company's applicable insurance coverages; therefore, any judgment or settlement in excess of insurance will require payment by the Company. Claims in excess of insurance coverage total approximately $48,000,000 as of April 30, 2000. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or net cash flows of the Company. However, there can be no assurance that the settlement of claims will not exceed insurance coverage, which could have a material effect on the financial position, results of operations and cash flows of the Company.

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
                                                                                     ===========            ===========

NOTE S

Fourth Quarter Adjustments

During the fourth quarter of the fiscal year ended April 30, 2000, the Company recorded significant adjustments to its accounts, which resulted in increasing net loss by approximately $545,000. The adjustments for the fiscal year ended April 30, 2000 were principally attributable to increasing the allowance for possible losses on accounts receivable and writing off uncollectible account receivable which totaled approximately $125,000, an unanticipated loss on a job which totaled approximately $230,000, and accruals for insurance claims, depreciation expense, consulting and professional fees, and commissions which totaled approximately $190,000. The increase provision for bad debts was based on an evaluation of accounts receivable in general at April 30, 2000.

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

                                        NESCO INDUSTRIES INC.



                                        By: /s/  Richard M. Cohen
                                            --------------------------------
                                            Richard M. Cohen, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                                      Title                                       Date
      ---------                                      -----                                       ----
/s/  Richard M. Cohen
--------------------------                 Chief Executive Officer                            12/10/01
Richard M. Cohen

/s/  Santo Petrocelli, Sr.
--------------------------                 Chairman and Director                              12/10/01
Santo Petrocelli, Sr.

/s/  Lawrence S. Polan
--------------------------                 Chief Financial and Accounting Officer and         12/10/01
Lawrence S. Polan                          Director

/s/  Michael J. Caputo
--------------------------
Michael J. Caputo                          Chief Operating Officer and Director               12/10/01

/s/  Santo Petrocelli, Jr.
--------------------------                 Director                                           12/10/01
Santo Petrocelli, Jr.



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