Form 10-Q
period 2001-10-31
NESCO INDUSTRIES INC
filed 2001-12-14
CIK 1099609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2001

[  ]   TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to                  .
                               ---------------    -----------------

                         COMMISSION FILE NUMBER: 0-28307

                             NESCO INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                           13-3709558
---------------------------                    ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

              22-09 Queens Plaza North, Long Island City, New York
                    (Address of principal executive offices)

                                  718/752-2400
              (Registrant's telephone number, including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, par value $.01, was 6,694,963 as of October 31, 2001

Traditional small business issuer format:   Yes [  ]          No [X]

                             NESCO INDUSTRIES, INC.
                                      INDEX


PART I:  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets --
          October 31, 2001 (unaudited) and April 30, 2001.................   3

          Consolidated Statements of Operations--(unaudited)
          for the three months and six ended October 31, 2001 and 2000.... 4,5

          Consolidated Statements of Cash Flows (unaudited)
          for six months ended October 31, 2001 and 2000..................   6

          Notes to Consolidated Financial Statements (unaudited)..........   7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................  12


PART II:  OTHER INFORMATION

          Item 1. Exhibits and Reports on Form 8K.........................  16

          Item 6. Exhibits and Reports on Form 8K.........................  16

Signatures................................................................  16

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                                                                 October 31      April 30
                                                                                     2001           2001
                                                                                 -----------     ---------
                                                                                 (Unaudited)

Current  Assets:
  Cash and equivalents                                                           $    51,962    $    68,169
  Accounts receivable                                                              2,733,432      2,497,904
  Unbilled costs and estimated earnings in excess
       of billings on uncompleted contracts                                          537,978        318,247
  Prepaid taxes and expenses                                                         133,082         21,427
  Other current assets                                                               125,456        126,329
                                                                                 -----------    -----------
     Total current assets                                                          3,581,910      3,032,076
Fixed assets, net                                                                    158,441        187,504
Intangibles, net                                                                     434,006        455,224
Other assets                                                                          91,264         91,264
                                                                                 -----------    -----------


                                                                                 $ 4,265,621    $ 3,766,068
                                                                                 -----------    -----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 October 31      April 30
                                                                                     2001           2001
                                                                                 -----------     ---------
                                                                                 (Unaudited)
Current  Liabilities:
  Accounts payable and accrued expenses                                          $ 3,019,850    $ 2,437,905
  Notes payable, equipment - current portion                                           1,577
  Loans payable, shareholders                                                        673,490        648,490
  Interest payable - shareholder                                                     200,287        190,052
  Billing in excess of costs and estimated
       earnings on uncompleted contracts                                             393,197        422,294
                                                                                 -----------    -----------
     Total current liabilities                                                     4,286,824      3,700,318
Deferred Rental Income                                                               280,800        304,200
                                                                                 -----------    -----------
     Total liabilities                                                             4,567,624      4,004,518
                                                                                 -----------    -----------

Stockholders' Equity(Deficit):
  Common stock, $.001 par value
      Authorized 25,000,000 shares
      Issued and outstanding  6,694,963 shares                                         6,695          6,695
  Capital in excess of par value                                                     983,105        983,105
  Accumulated Deficit                                                             (1,291,803)    (1,228,250)
                                                                                 -----------    -----------
                                                                                    (302,003)      (238,450)
                                                                                 -----------    -----------

                                                                                 $ 4,265,621    $ 3,766,068
                                                                                 -----------    -----------


See accompanying Notes.

                   NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDING OCTOBER 31, 2001 AND 2000



                                                             October 31
                                                    --------------------------
                                                        2001          2000
                                                    (Unaudited)

Earned Revenues                                     $ 2,311,751    $ 2,610,505

Cost of earned revenues                               1,865,578      2,146,546
                                                    -----------    -----------

     Gross profit                                       446,173        463,959

General and administrative expenses                     459,814        536,288
                                                    -----------    -----------

Operating loss                                          (13,641)       (72,329)
                                                    -----------    -----------

Other Income (Expense):
       Sub-lease income                                  11,700         11,700
       Interest expense, net                            (13,800)       (16,778)
                                                    -----------    -----------

Loss before income taxes                                (15,741)       (77,407)

Income tax benefit                                       (1,105)
                                                    -----------    -----------

      Net Loss                                      $   (14,636)   $   (77,407)
                                                    -----------    -----------

Basic and diluted loss per share                           --            (0.01)
                                                    -----------    -----------

Weighted average common shares outstanding- basic
       and diluted                                    6,694,963      6,614,963
                                                    -----------    -----------

                   NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 SIX MONTHS ENDING OCTOBER 31, 2001 AND 2000



                                                           October 31
                                                   --------------------------
                                                      2001           2000
                                                   -----------     ---------
                                                   (Unaudited)

Earned Revenues                                    $ 4,334,584    $ 5,256,588

Cost of earned revenues                              3,525,751      4,368,097
                                                   -----------    -----------

     Gross profit                                      808,833        888,491

General and administrative expenses                    867,424      1,089,786
                                                   -----------    -----------

Operating loss                                         (58,591)      (201,295)
                                                   -----------    -----------

Other Income (Expense):
       Sub-lease income                                 23,400         23,400
       Interest expense, net                           (30,108)       (36,444)
                                                   -----------    -----------

Loss before income taxes                               (65,299)      (214,339)

Income tax benefit                                      (1,746)
                                                   -----------    -----------

      Net Loss                                     $   (63,553)   $  (214,339)
                                                   -----------    -----------

Basic and diluted loss per share                         (0.01)         (0.03)
                                                   -----------    -----------

Weighted average common shares outstanding-basic
       and diluted                                   6,694,963      6,614,963
                                                   -----------    -----------


See accompanmying Notes.

              NESCO INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDING OCTOBER 31, 2001 AND 2000



                                                                            October 31,
                                                                      ----------------------
                                                                         2001        2000
                                                                      ---------    ---------
                                                                           (Unaudited)
Cash Flows from Operating Activities:
   Net loss                                                           $ (63,553)   $(214,339)
       Adjustments to reconcile net loss to
       net cash provided (used) by operating activities:
           Amortization of deferred sub-lease income                    (23,400)     (23,400)
           Depreciation and amortization                                 50,281       57,603
           Provision for bad debts                                        8,613        9,614
           Changes in operating assets and liabilities:
              Accounts receivable                                      (244,141)    (199,246)
              Prepaid expenses and taxes                               (111,655)    (122,204)
              Other current assets                                        8,170       46,813
              Unbilled costs and estimated earnings in excess
                  of billings on uncompleted contracts                 (227,028)     135,444
              Other assets                                                             1,841
              Accounts payable and accrued expenses                     592,180      (35,018)
                  and interest payable
              Billings in excess of costs and estimated
                  earnings on uncompleted contracts                     (29,097)     308,803
                                                                      ---------    ---------
                   Net cash used by operating activities                (39,630)     (34,089)
                                                                      ---------    ---------
Cash Flows from Investing Activities:
   Purchase of fixed assets                                                          (55,200)
   Proceeds from sub-lease                                                           397,800
                                                                      ---------    ---------
                   Net cash  provided by investing activities              --        342,600
                                                                      ---------    ---------
Cash Flows from Financing Activities:
   Payment of equipment notes                                            (1,577)     (10,278)
   Net proceeds (repayment) of shareholder loans                         25,000     (314,660)
                                                                      ---------    ---------
                   Net cash provided (used) by financing activities      23,423     (324,938)
                                                                      ---------    ---------
Net decrease in cash and equivalents                                    (16,207)     (16,427)
Cash and equivalents, beginning of year                                  68,169       32,515
                                                                      ---------    ---------
Cash and equivalents, end of period                                   $  51,962    $  16,088
                                                                      ---------    ---------


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

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as of October 31, 2001, the Company has an accumulated deficit in stockholders' equity of $302,003, negative working capital of $704,914 and has incurred a net loss of $63,553 for six months ended October 31, 2001.

          In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue its existence.

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

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


C.       Business Segment Information (continued)

         The following table presents the Company's business segment financial information:

                                                      Three months                 Six months
                                                    Ended October 31,            Ended October 31,
                                                   2001           2000          2001           2000
                                               -----------    -----------    -----------    -----------
Revenues
    Asbestos removal                           $ 1,601,738    $ 2,177,000    $ 3,174,662    $ 4,128,444
    Environmental services                           7,384         27,116         22,199        335,136
    Indoor air quality services                    702,629        406,389      1,137,723        793,008
                                               -----------    -----------    -----------    -----------

         Total revenues                        $ 2,311,751    $ 2,610,505    $ 4,334,584    $ 5,256,588
                                               -----------    -----------    -----------    -----------

Operating income (loss) from segments
    Asbestos removal                           $   139,640    $   108,825    $   239,795    $   108,180
    Environmental services                         (29,639)       (69,559)       (38,575)      (127,522)
    Indoor air quality services                    (24,327)       (45,956)      (105,075)       (70,282)
                                               -----------    -----------    -----------    -----------

                                                    85,674         (6,690)        96,145        (89,624)

    Corporate expenses, net                        (99,315)       (65,639)      (154,736)      (111,671)
    Interest expense, net                          (13,800)       (16,778)       (30,108)       (36,444)
    Other income, net                               11,700         11,700         23,400         23,400
    Income tax benefit                               1,105                         1,746
                                               -----------    -----------    -----------    -----------

         Net loss                              $   (14,636)   $   (77,407)   $   (63,553)   $  (214,339)
                                               ===========    ===========    ===========    ===========

Depreciation and amortization
    Asbestos removal                           $     2,601    $     4,173    $     5,203    $     8,351
    Environmental services                             304            304            608            608
    Indoor air quality services                     18,624         21,257         41,414         38,703
    Corporate                                        1,529          4,781          3,056          9,941
                                               -----------    -----------    -----------    -----------

         Total depreciation and amortization   $    23,058    $    30,515    $    50,281    $    57,603
                                               ===========    ===========    ===========    ===========


                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


C.       Business Segment Information (continued)

                                                     October, 31
                                                -----------------------
                                                   2001         2000
                                                ----------   ----------

Capital expenditures
    Asbestos removal                            $        0   $    2,148
    Indoor air quality services                          0       53,052
                                                ----------   ----------

         Total capital expenditures             $        0   $   55,200
                                                ==========   ==========


Identifiable assets
    Asbestos removal                            $2,544,709   $3,661,619
    Environmental services                          31,349      102,934
    Indoor air quality services                  1,638,877    1,007,067
                                                ----------   ----------

         Total assets for reportable segments    4,214,935    4,771,620

Corporate                                           50,686      215,195
                                                ----------   ----------

         Total assets                           $4,265,621   $4,986,815
                                                ==========   ==========


D.       Loss per share:

         Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average common shares outstanding for the period. As a result of the Company's net loss, diluted net loss per share was the same as basic net loss per share for the three and six months ended October 31, 2001 and October 31, 2000, since the effect of any potentially dilutive securities would be anti-dilutive. Options which were excluded from the calculation of diluted loss per share totaled 445,000 an exercise price of $1.50 for the three and six months ended October 31, 2001 and 2000.

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

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


E.       New accounting pronouncements (continued)

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which is effective for all fiscal years beginning after December 31, 2001; however, early adoption is permitted. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles previously reported in goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is required to adopt SFAS No. 142 in fiscal 2003. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

         In August 2001, the FASB issued Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets",("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS 121, while retaining many of the requirements of such statement. The Company is currently evaluating the impact this may have but has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

F.       Contingencies

         The Company is a defendant in lawsuits involving personal injury claims arising from job-site accidents. These plaintiff's claims exceed the Company's applicable insurance coverages; therefore, any judgment or settlement in excess of insurance will require payment by the Company. Claims in excess of insurance coverage total approximately $31,000,000 as of October 31, 2001. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations and cash flows of the Company. However, there can be no assurance that the settlement of the claims will not exceed insurance coverage, which could have a material effect on the results of financial position, results of operations and cash flows of the Company.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

            When used in this discussion, the words "expect(s)", believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the possible results, described in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures which discuss factors which affect our business, including the discussion under the caption "Risk Factors" in our Registration Statement on Form 10-SB, filed November 29, 1999, and amended January 31, 2000, and May 11, 2001.


You should read the following discussion and analysis in conjunction with the financial statements and related notes that comprise Item I of this Report.

General

         NESCO Industries, Inc. was incorporated in March 1993 as Coronado Communications Corp. In March 1998, NESCO, which was then inactive, acquired all of the outstanding capital stock of National Abatement Corp. ("NAC"), a corporation engaged primarily in asbestos abatement services, and NAC Environmental Services Corp. ("NES"), a provider of a variety of other environmental remediation services. As a result of this acquisition, which was the result of arms length negotiation between previously non-affiliated parties, the former shareholders of NAC and NES acquired 5,000,000 shares or 80% of the total outstanding immediately following the acquisition. The former shareholders of NAC were the same as the former shareholders of NES. For accounting purposes, NAC was treated as the acquiring corporation. Thus, the historical financial statements of NAC prior to this acquisition date are deemed to be the historical financial statements of the Company.

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

Three Months ended October 31, 2001 and 2000


         The following table presents selected consolidated financial data for the periods indicated expressed as a percentage of net sales:



---------------------------------------- ----------------------------------- ----------------------------------
                                                 Three months ended                  Six months ended
                                                    October 31,                         October 31,

                                               2001              2000             2001              2000
---------------------------------------- ----------------- ----------------- ---------------- -----------------
Earned revenues                               100.0             100.0             100.0            100.0
Cost of earned revenues                        80.7              82.2              81.3             83.1
---------------------------------------- ----------------- ----------------- ---------------- -----------------
   Gross profit.........................       19.3              17.8              18.7             16.9
   General and administrative
    expense (excluding depreciation)....       18.9              19.6              18.8             19.7
   Depreciation.........................        1.0               1.0               1.2              1.0
---------------------------------------- ----------------- ----------------- ---------------- -----------------
   Operating loss.......................       (0.6)            (2.8)              (1.3)            (3.8)
   Other expense                                                 (.1)               (.2)             (.3)
---------------------------------------- ----------------- ----------------- ---------------- -----------------
Net loss                                       (.06)            (2.9)              (1.5)            (4.1)
---------------------------------------- ----------------- ----------------- ---------------- -----------------


The following table sets forth our revenues by operating area in the periods indicated:

---------------------------- --------------------- -------------------- --------------------- -------------------
                              Three Months Ended   Three Months Ended     Six Months Ended     Six Months Ended
                               October 31, 2001     October 31, 2000      October 31, 2001     October 31, 2000
---------------------------- --------------------- -------------------- --------------------- -------------------
Asbestos abatement                     $1,601,738           $2,177,000            $3,174,662        $ 4,128,444
---------------------------- --------------------- -------------------- --------------------- -------------------
Indoor air quality services               702,629              406,389             1,137,723            793,008
---------------------------- --------------------- -------------------- --------------------- -------------------
Other environmental
services                                    7,384               27,116                22,199            335,136
---------------------------- --------------------- -------------------- --------------------- -------------------
TOTAL                                  $2,311,751        $   2,610,505            $4,334,584        $ 5,256,588
---------------------------- --------------------- -------------------- --------------------- -------------------


Three months ended October 31, 2001 compared to the three months ended October 31, 2000:

In the fiscal quarter ended October 31, 2001, our revenues decreased 11% and cost of earned revenues decreased 13%. Our decrease in revenues and cost of revenues were due to lower levels of both asbestos abatement rendered by the Company as a result of on-going competitive market conditions, which were offset by an increase in our indoor air quality services as we continue to expand this segment of our business.

We have not experienced significant losses on jobs from our asbestos abatement segment. We have become more selective in bidding on jobs which we believe will generate high margins. We also continue to focus on expanding our customer base and revenues from our indoor air quality services segment.

As a result, our gross profit margin increased to 19.3% compared to 17.8% in the three months ended October 31, 2000. The increase in our gross margin was primarily due to improved average margins from our asbestos abatement operations.

Our general and administrative expenses decreased 14% principally due to reductions in salaries and related expenses, and management fees.

The decrease in general and administrative expenses was greater than the decrease in gross profit, as a result our net loss of $14,636 in the three months ended October 31, 2001 was less than our net loss of $77,407 in the comparable 2000 quarter.

Six months ended October 31, 2001 compared to the six months ended October 31, 2000.

During the six months ended October 31, 2001, our revenues decreased 18% and cost of earned revenues decreased 19%. Our decrease in revenues and costs were due to lower levels of both asbestos abatement and other environmental services rendered by the Company as a result of on-going competitive market conditions.

We have not experienced significant losses on jobs from our asbestos abatement segment. We have become more selective in bidding on jobs which we believe will generate high margins. We also continue to focus on expanding our customer base and revenues from our indoor air quality services segment. The decrease in revenues from our environmental services segment are the result of reduced marketing efforts.

As a result, our gross profit margin was approximately 18.7% compared to 16.9% in the six months ended October 31, 2000. The increase in our gross margin was primarily due to improved average margins from our asbestos abatement operations and a decrease in revenues from our environmental services segment, which has historically generated lower margins than our asbestos abatement and indoor air quality operations.

Our general and administrative expenses decreased 20% principally due to reductions in salaries and related expenses, and management fees.

The decrease in general and administrative expenses was greater than the decrease in gross profit, as a result our net loss of $63,553 in the six months ended October 31, 2001 was less than our net loss of $214,339 in the comparable 2000 period.

Liquidity and Capital Resources

The following table sets forth our working capital position at the dates indicated:

      ---------------------------- ------------------ ----------------
                                    October 31, 2001   April 30, 2001
      ---------------------------- ------------------ ----------------
      Current assets                    $3,581,910       $3,032,076
      ---------------------------- ------------------ ----------------
      Current liabilities                4,286,824       $3,700,318
      ---------------------------- ------------------ ----------------
      Working Capital Deficiency        $  704,914       $  668,242
      ---------------------------- ------------------ ----------------


Net cash used in operating activities was $39,630 for the six months ended October 31, 2001, which was primarily a result of our net loss of $63,553 for the period. Net cash provided by financing activities was $23,423 for the six months ended October 31, 2001, which was primarily a result of proceeds received from shareholder loans.

At October 31, 2001 the Company had total stockholder's deficit of $302,003, had a working capital of $704,914 and had incurred a net loss of $63,553 during the six months ended October 31, 2001.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent on the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classifications of assets and liabilities that might be necessary should the Company be unable to continue in its existence.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which is effective for all fiscal years beginning after December 31, 2001; however, early adoption is permitted. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles previously reported in goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is required to adopt SFAS No. 142 in fiscal 2003. The Company is currently assessing but has not yet determined the impact of SFAS No. 42 on its financial position and results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets",("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS 121, while retaining many of the requirements of such statement. The Company is currently evaluating the impact this may have but has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

                           PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                  NESCO INDUSTRIES, INC.



DATE:  December  ____, 2001       By:
                                     ------------------------------------------
                                     Lawrence S. Polan, Chief Financial Officer