Form 10QSB/A
period 2000-07-31
NESCO INDUSTRIES INC
filed 2002-01-07
CIK 1099609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                            22-09 Queens Plaza North
                           Long Island City, NY 11101
                    (Address of principal executive offices)

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
                                                                           ============             ==========


E.       Contingencies

National Abatement Corp. is a defendant in lawsuits involving personal injury claims arising from job-site accidents. These plaintiffs' claims exceed the National Abatement Corp.'s applicable insurance coverage; therefore, any judgment or settlement in excess of insurance will require payment by the National Abatement Corp. Claims in excess of insurance coverage total approximately $51,000,000 as of the quarter ended July 31, 2000. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or net cash flows of the Company. However, there can be no assurance that the settlement of claims will not exceed insurance coverage, which could have a material impact of the financial position, results of operations and net cash flows of the Company.

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

Results of Operations

               The following table presents selected consolidated financial data for the periods indicated expressed as a percentage of net sales:

-------------------------------------------------------------------------------
                                   Three months ended        Three months ended
                                    July 31, 2000               July 31, 1999
-------------------------------------------------------------------------------

Net sales                                100.0                   100.0
Cost of sales                             84.0                    80.7
-------------------------------------------------------------------------------
    Gross profit                          16.0                    19.3
    General and administra-
      tive expense                        19.9                    17.7
    Depreciation                           1.0                      .7
-------------------------------------------------------------------------------
    Operating income (loss)               (4.9)                     .9
    Other income (expense)                 (.3)                     .2
    Income tax expense                      --                      .4
-------------------------------------------------------------------------------
Net income (loss)                         (5.2)                     .3
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
--------------------------------------------------------------------------------


Three months ended July 31, 2000 compared to the three months ended July 31, 1999:

During the three months ended July 31, 2000 our earned revenues declined 20% as compared to the three months ended July 31, 2000 due to our lower revenues on the asbestos abatement segment.

Our cost of earned revenues increased more on a percentage basis than the increase in revenues. Our gross profit margins decreased to 16% compared to 19% in the three months ended July 31, 1999. The decrease in our gross profit margins was primarily the result of an over-all declining trend in profitability from the asbestos abatement segment due to an increased competitive market. Although we believe that competitive pressures will continue in the asbestos abatement segment, we are attempting to be more selective in acquiring new business in order to improve margins.

Our general and administrative expenses decreased in the first three months of the current fiscal year to $553,498 as compared to $610,225 in the first three months of the fiscal year ended July 31, 1999 due to our reductions in salaries, rents, and travel expenses.

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

                                NESCO INDUSTRIES, INC.


DATE: January 7, 2002         By:  /s/ Lawrence S. Polan
                                   -------------------------------
                                   Lawrence S. Polan, Chief Financial Officer