Form 10QSB/A
period 2000-10-31
NESCO INDUSTRIES INC
filed 2002-01-07
CIK 1099609

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

For the transition period from                        to
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


- ------------------------------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

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

                                                      ASSETS

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

E.       Contingencies

         National Abatement Corp. is a defendant in lawsuits involving personal injury claims arising from job-site accidents. These plaintiffs' claims exceed the National Abatement Corp.'s applicable insurance coverage; therefore, any judgment or settlement in excess of insurance will require payment by the National Abatement Corp. Claims in excess of insurance coverage total approximately $51,000,000 as of the quarter ended October 31, 2000. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or net cash flows of the Company. However, there can be no assurance that the settlement of claims will not exceed insurance coverage, which could have a material impact of the financial position, results of operations and net cash flows of the Company.

Item 2.  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations

         When used in this discussion, the words "expect(s)", believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the possible results described in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Report which discuss factors which affect our business, including the discussion under the caption "Risk Factors" in our Registration Statement on Form 10-SB, filed November 29, 1999, and amended May 11, 2001.


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

Results of Operations

         The following table presents selected consolidated financial data for the periods indicated expressed as a percentage of net sales:

---------------------------------------------------------------------------------------------------------
                                            Three months ended                  Six months ended
                                               October 31,                        October 31,

                                          2000              1999              2000             1999
---------------------------------------------------------------------------------------------------------
Net sales                                100.00            100.00            100.00           100.00
Cost of sales                              82.2              83.7              83.1             82.1
---------------------------------------------------------------------------------------------------------
   Gross profit.......................     17.8              16.3              16.9             17.9
   General and administra-
     tive expense.....................     19.6              20.2              19.7             18.8
   Depreciation.......................      1.0               1.1               1.0               .9
---------------------------------------------------------------------------------------------------------
   Operating loss.......                   (2.8)             (5.0)             (3.8)            (1.8)
   Other income (expense).......            (.1)               .2               (.3)             (.2)
   Income tax benefit                         -              (1.6)                -              (.5)
---------------------------------------------------------------------------------------------------------
Net loss                                   (2.9)             (3.6)             (4.1)            (1.5)
---------------------------------------------------------------------------------------------------------

Three Months and Six months ended October 31, 2000 and 1999

The following table sets forth our revenues by operating area in the periods indicated:

--------------------------------------------------------------------------------------------------------------------
                                 Three  Months Ended   Three Months Ended     Six Months Ended    Six Months Ended
                                   October 31, 2000      October 31, 1999     October 31, 2000    October 31, 1999
--------------------------------------------------------------------------------------------------------------------
Asbestos abatement                     $2,177,000           $2,248,675           $4,128,444          $5,288,910
--------------------------------------------------------------------------------------------------------------------
Indoor air quality services               406,389              388,775              793,008             379,575
--------------------------------------------------------------------------------------------------------------------
Other environmental
services                                   27,116              309,781              335,136             598,704
--------------------------------------------------------------------------------------------------------------------
TOTAL                                  $2,610,505           $2,947,231           $5,256,588          $6,267,189
--------------------------------------------------------------------------------------------------------------------

Three months ended October 31, 2000 compared to the three months ended October 31, 1999:

During the three months ended October 31, 2000, our earned revenues declined 11% due to lower revenues of our asbestos abatement and environmental services segments, which resulted in a lower gross profit amount.

Our cost of earned revenues, as a percentage of sales, decreased 1.5%, and our gross profit margins increased to 17.8% as compared to 16.3% in the three months ended October 31, 1999. The increase in gross profit margins is due to an increase in gross profit margins for for the indoor air quality services and asbestos segment jobs.

Our general and administrative expenses decreased to $536,288 from $626,957 in the three months ended October 31, 1999 due to reductions in salaries, related expenses and rents. The reduction in administrative expenses mitigated our operating loss in the three months ended October 31, 2000.

Six Months ended October 31, 2000 compared to the six months ended October 31, 1999:

During the six months ended October 31, 2000, our earned revenues declined 16% due to lower revenues of our asbestos abatement and environmental services segments, which resulted in a lower gross profit amount.

Our cost of earned revenues, as a percentage of sales, increased 1%, and our gross profit margins decreased to 16.9% as compared to 17.9% in the six months ended October 31, 1999. The decrease in our gross profit margins was primarily the result of an over-all declining trend in profitability from the asbestos abatement segment due to an increased competitive market. Although we believe that competitive pressures will continue in the asbestos abatement segment, we are attempting to be more selective in acquiring new business in order to improve margins.

Our general and administrative expense decreased to $1,089,786 from $1,237,182 in the nine months ended October 31, 1999 due to reductions in salaries, related expenses and rents. The reduction in administrative expenses mitigated our operating loss in the six months ended October 31, 2000.

Liquidity and Capital Resources

The following table sets forth our working capital position at the dates indicated:

- --------------------------------------------------------------------------------
                                      October 31, 2000            April 30, 2000
- --------------------------------------------------------------------------------
Current assets                            $4,160,452                $4,047,300
- --------------------------------------------------------------------------------
Current liabilities                       $4,545,522                $4,548,297
- --------------------------------------------------------------------------------
Working Capital Deficiency                ($385,070)                ($500,997)
- --------------------------------------------------------------------------------

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


                                       NESCO INDUSTRIES, INC.



DATE: January 7, 2002                 By: /s/ Lawrence S. Polan
                                          --------------------------------------
                                          Lawrence S. Polan,
                                          Chief Financial Officer