Form 10QSB/A
period 2001-01-31
NESCO INDUSTRIES INC
filed 2002-01-07
CIK 1099609

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

E.        Contingencies

          National Abatement Corp. is a defendant in lawsuits involving personal injury claims arising from job-site accidents. These plaintiff's claims exceed the National Abatement Corp.'s applicable insurance coverage; therefore, any judgment or settlement in excess of insurance will require payment by the National Abatement Corp. Claims in excess of insurance coverage total approximately $51,000,000 as of the quarter ended January 31, 2001. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or net cash flows of the Company. However, there can be no assurance that the settlement of claims will not exceed insurance coverage, which could have a material impact of the financial position, results of operations and net cash flows of the Company.

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
----------------------------------------------------------------------------------------------------------------


Three months ended January 31, 2001 compared to the three months ended January 31, 2000:

During the three months ended January 31, 2001, our earned revenues declined 46% as compared to the three months ended January 31, 2000. The decline in earned revenues was primarily the result of an increased competitive market in the asbestos abatement segment. Although we believe that competitive pressures will continue in the asbestos abatement segment, we are attempting to be more selective in acquiring new business in order to improve margins. We are not actively pursuing business for the environmental services segment. These decreases in revenue were offset by an increase in revenues for the indoor air quality services segment in 2001, which was acquired in June 1999.

Our cost of earned revenues, as a percentage of sales, decreased 6.0%, and our gross profit margins increased to 25.3% as compared to 19.3% in the three months ended January 31, 2000. The increase in gross profit margins is due to an increase in revenues for the indoor air quality services, which generates the highest margins. We have also eliminated non-profitable jobs on the asbestos abatement segment. Our gross profit margins in dollars decreased due to a decrease in revenues from the asbestos abatement segment.

Our general and administrative expense decreased to $525,419 as compared to $657,297 in three months ended January 31, 2000 due to reductions in salaries, related expenses and rents. The reduction in administrative expenses mitigated our operating loss in the quarter ending January 31, 2001.

Nine Months ended January 31, 2001 compared to the nine months ended January 31, 2000:

During the nine months ended January 31, 2001, our earned revenues declined 27% due to lower revenues of our asbestos abatement and environmental services segments as compared to the nine months ended January 31, 2000. The decline in revenues from the asbestos abatement and environmental services segments was primarily the result of an increased competitive market. Although we believe that competitive pressures will continue in the asbestos abatement segment, we are attempting to be more in acquiring new business in order to improve margins. We are not actively pursuing business for the environmental services segment. These decreases in revenue were offset by an increase in revenues for the indoor air quality services segment in 2001, which was acquired in June 1999.

Our cost of earned revenues, as a percentage of sales, decreased .7%, and our gross profit margins increased to 19.1% as compared to 18.4% in the nine months ended January 31, 2000. The increase in gross profit margins is due to an increase in revenues for the indoor air quality services segment, which generates the highest margins. We have also eliminated non-profitable jobs on the asbestos abatement segment. Our gross profit margins in dollars decreased due to a decrease in revenues from our asbestos abatement segment.

Our general and administrative expense decreased to $1,615,205 as compared to $1,894,479 in the nine months ended January 31, 2000 due to reductions in salaries, related expenses and rents. The reduction in administrative expenses mitigated our operating loss in the quarter ending January 31, 2001.

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


                                  NESCO INDUSTRIES, INC.



DATE: January 7, 2002            By: /s/ Lawrence S. Polan
                                     ------------------------------------------
                                     Lawrence S. Polan, Chief Financial Officer