Form 10QSB/A
period 2001-10-31
NESCO INDUSTRIES INC
filed 2002-01-07
CIK 1099609

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

For the transition period from _________________  to ___________________.

                         COMMISSION FILE NUMBER: 0-28307

                             NESCO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                        13-3709558
---------------------------                 -----------------------------------
(State of other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

              22-09 Queens Plaza North, Long Island City, New York
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  718/752-2400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                --------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

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

                             NESCO INDUSTRIES, INC.
                                      INDEX


PART I:  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets --
           October 31, 2001 (unaudited) and April 30, 2001................   3

           Consolidated Statements of Operations--(unaudited) for the three months and six ended October 31, 2001 and 2000... 4,5

           Consolidated Statements of Cash Flows (unaudited)
           for six months ended October 31, 2001 and 2000.................   6

           Notes to Consolidated Financial Statements (unaudited).........   7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................  12


PART II:  OTHER INFORMATION

              Item 6. Exhibits and Reports on Form 8K.....................  17

Signatures................................................................  17

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S


                                                                                October 31      April 30
                                                                                   2001           2001
                                                                               -----------     -----------
                                                                                       (Unaudited)
Current  Assets:
  Cash and equivalents                                                         $    51,962     $   68,169
  Accounts receivable                                                            2,733,432      2,497,904
  Unbilled costs and estimated earnings in excess
       of billings on uncompleted contracts                                        537,978        318,247
  Prepaid taxes and expenses                                                       133,082         21,427
  Other current assets                                                             125,456        126,329
                                                                               -----------    -----------
     Total current assets                                                        3,581,910      3,032,076
Fixed assets, net                                                                  158,441        187,504
Intangibles, net                                                                   434,006        455,224
Other assets                                                                        91,264         91,264
                                                                               -----------    -----------
                                                                               $ 4,265,621     $3,766,068
                                                                               -----------    -----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                October 31       April 30
                                                                                  2001             2001
                                                                               ----------      -----------
                                                                                       (Unaudited)
Current  Liabilities:
  Accounts payable and accrued expenses                                        $ 3,019,850    $ 2,437,905
  Notes payable, equipment - current portion                                                        1,577
  Loans payable, shareholders                                                      673,490        648,490
  Interest payable - shareholder                                                   200,287        190,052
  Billing in excess of costs and estimated
       earnings on uncompleted contracts                                           393,197        422,294
                                                                               -----------    -----------
     Total current liabilities                                                   4,286,824      3,700,318
Deferred Rental Income                                                             280,800        304,200
                                                                               -----------    -----------
     Total liabilities                                                           4,567,624      4,004,518
                                                                               -----------    -----------
Stockholders' Equity(Deficit):
  Common stock, $.001 par value
      Authorized 25,000,000 shares
      Issued and outstanding  6,694,963 shares                                       6,695          6,695
  Capital in excess of par value                                                   983,105        983,105
  Accumulated Deficit                                                           (1,291,803)    (1,228,250)
                                                                               -----------    -----------
                                                                                  (302,003)      (238,450)
                                                                               -----------    -----------
                                                                               $ 4,265,621    $ 3,766,068
                                                                               -----------    -----------

See Accompanying Notes.                                             Page 3 of 17

                   NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDING OCTOBER 31, 2001 AND 2000

                                                                    October 31
                                                             -------------------------
                                                                2001           2000
                                                             ----------     ----------
                                                                   (Unaudited)

Earned Revenues                                              $2,311,751     $2,610,505

Cost of earned revenues                                       1,865,578      2,146,546
                                                             ----------     ----------
     Gross profit                                               446,173        463,959

General and administrative expenses                             459,814        536,288
                                                             ----------     ----------
Operating loss                                                  (13,641)       (72,329)
                                                             ----------     ----------
Other Income (Expense):
       Sub-lease income                                          11,700         11,700
       Interest expense, net                                    (13,800)       (16,778)
                                                             ----------     ----------
Loss before income taxes                                        (15,741)       (77,407)

Income tax benefit                                               (1,105)
                                                             ----------     ----------
      Net Loss                                               $  (14,636)    $  (77,407)
                                                             ----------     ----------
Basic and diluted loss per share                                      -          (0.01)
                                                             ----------     ----------

Weighted average common shares outstanding- basic
       and diluted                                            6,694,963      6,614,963
                                                             ----------     ----------

See Accompanying Notes.                                             Page 4 of 17

                   NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 SIX MONTHS ENDING OCTOBER 31, 2001 AND 2000



                                                                     October 31
                                                             -------------------------
                                                                2001           2000
                                                             ----------     ----------
                                                                    (Unaudited)
Earned Revenues                                              $4,334,584     $5,256,588

Cost of earned revenues                                       3,525,751      4,368,097
                                                             ----------     ----------
     Gross profit                                               808,833        888,491

General and administrative expenses                             867,424      1,089,786
                                                             ----------     ----------
Operating loss                                                  (58,591)      (201,295)
                                                             ----------     ----------
Other Income (Expense):
       Sub-lease income                                          23,400         23,400
       Interest expense, net                                    (30,108)       (36,444)
                                                             ----------     ----------
Loss before income taxes                                        (65,299)      (214,339)

Income tax benefit                                               (1,746)
                                                             ----------     ----------
      Net Loss                                               $  (63,553)    $ (214,339)
                                                             ----------     ----------
Basic and diluted loss per share                                  (0.01)         (0.03)
                                                             ----------     ----------
Weighted average common shares outstanding-basic
       and diluted                                            6,694,963      6,614,963
                                                             ----------     ----------


See Accompanying Notes.                                             Page 5 of 17

              NESCO INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDING OCTOBER 31, 2001 AND 2000


                                                                                               October 31,
                                                                                         -----------------------
                                                                                            2001         2000
                                                                                         ----------    ---------
                                                                                              (Unaudited)
Cash Flows from Operating Activities:
   Net loss                                                                              $ (63,553)    $(214,339)
       Adjustments to reconcile net loss to
       net cash provided (used) by operating activities:
           Amortization of deferred sub-lease income                                       (23,400)      (23,400)
           Depreciation and amortization                                                    50,281        57,603
           Provision for bad debts                                                           8,613         9,614
           Changes in operating assets and liabilities:
              Accounts receivable                                                         (244,141)     (199,246)
              Prepaid expenses and taxes                                                  (111,655)     (122,204)
              Other current assets                                                           8,170        46,813
              Unbilled costs and estimated earnings in excess
                  of billings on uncompleted contracts                                    (227,028)      135,444
              Other assets                                                                                 1,841
              Accounts payable and accrued expenses                                        592,180       (35,018)
                  and interest payable
              Billings in excess of costs and estimated
                  earnings on uncompleted contracts                                        (29,097)      308,803
                                                                                         ---------     ---------
                   Net cash used by operating activities                                   (39,630)      (34,089)
                                                                                         ---------     ---------
Cash Flows from Investing Activities:
   Purchase of fixed assets                                                                              (55,200)
   Proceeds from sub-lease                                                                               397,800
                                                                                         ---------     ---------
                   Net cash  provided by investing activities                                    -       342,600
                                                                                         ---------     ---------
Cash Flows from Financing Activities:
   Payment of equipment notes                                                               (1,577)      (10,278)
   Net proceeds (repayment) of shareholder loans                                            25,000      (314,660)
                                                                                         ---------     ---------
                   Net cash provided (used) by financing activities                         23,423      (324,938)
                                                                                         ---------     ---------
Net decrease in cash and equivalents                                                       (16,207)      (16,427)
Cash and equivalents, beginning of year                                                     68,169        32,515
                                                                                         ---------     ---------
Cash and equivalents, end of period                                                      $  51,962     $  16,088
                                                                                         ---------     ---------

See Accompanying Notes.                                             Page 6 of 17

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

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


C.       Business Segment Information (continued)

         The following table presents the Company's business segment financial information:

                                                              Three months                                Six months
                                                           Ended October 31,                           Ended October 31,
                                                     2001                    2000                  2001                 2000
                                                  ----------              ----------            ----------            ----------
Revenues
    Asbestos removal                              $1,601,738              $2,177,000            $3,174,662            $4,128,444
    Environmental services                             7,384                  27,116                22,199               335,136
    Indoor air quality services                      702,629                 406,389             1,137,723               793,008
                                                  ----------              ----------            ----------           -----------

         Total revenues                           $2,311,751              $2,610,505            $4,334,584            $5,256,588
                                                  ----------              ----------            ----------            ----------

Operating income (loss) from segments
    Asbestos removal                              $  139,640              $  108,825            $  239,795            $  108,180
    Environmental services                           (29,639)                (69,559)              (38,575)             (127,522)
    Indoor air quality services                      (24,327)                (45,956)             (105,075)              (70,282)
                                                  ----------              ----------            ----------           -----------

                                                      85,674                  (6,690)               96,145               (89,624)

    Corporate expenses, net                          (99,315)                (65,639)             (154,736)             (111,671)
    Interest expense, net                            (13,800)                (16,778)              (30,108)              (36,444)
    Other income, net                                 11,700                  11,700                23,400                23,400
    Income tax benefit                                 1,105                                         1,746
                                                  ----------              ----------            ----------           -----------

         Net loss                                 $  (14,636)             $  (77,407)           $   63,553)           $  214,339)
                                                  ==========              ==========            ==========            ==========

Depreciation and amortization
    Asbestos removal                              $    2,601              $    4,173            $    5,203            $    8,351
    Environmental services                               304                     304                   608                   608
    Indoor air quality services                       18,624                  21,257                41,414                38,703
    Corporate                                          1,529                   4,781                 3,056                 9,941
                                                  ----------              ----------            ----------          ------------

         Total depreciation and amortization      $   23,058              $   30,515            $   50,281            $   57,603
                                                  ==========              ==========            ==========            ==========


                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


C.       Business Segment Information (continued)

                                                                                  October, 31
                                                                                  -----------
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
                                                                         ==========             ==========


D.       Loss per share:

         Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average common shares outstanding for the period. As a result of the Company's net loss, diluted net loss per share was the same as basic net loss per share for the three and six months ended October 31, 2001 and October 31, 2000, since the effect of any potentially dilutive securities would be anti-dilutive. Options which were excluded from the calculation of diluted loss per share totaled 445,000 with an exercise price of $1.50 for the three and six months ended October 31, 2001 and 2000.

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

Three Months ended October 31, 2001 and 2000

         The following table presents selected consolidated financial data for the periods indicated expressed as a percentage of net sales:



---------------------------------------------------------------------------------------------------------------
                                                     Three months ended                  Six months ended
                                                        October 31,                         October 31,

                                                   2001              2000             2001              2000
---------------------------------------------------------------------------------------------------------------
Earned revenues                                   100.0             100.0             100.0            100.0
Cost of earned revenues                            80.7              82.2              81.3             83.1
---------------------------------------------------------------------------------------------------------------
   Gross profit.........................           19.3              17.8              18.7             16.9
   General and administrative expense
    (excluding depreciation)                       18.9              19.6              18.8             19.7
   Depreciation.......................              1.0               1.0               1.2              1.0
---------------------------------------------------------------------------------------------------------------
   Operating loss...................               (0.6)             (2.8)             (1.3)            (3.8)
   Other expense                                                      (.1)              (.2)             (.3)
---------------------------------------------------------------------------------------------------------------
Net loss                                           (.06)             (2.9)             (1.5)            (4.1)
---------------------------------------------------------------------------------------------------------------


The following table sets forth our revenues by operating area in the periods indicated:

---------------------------------------------------------------------------------------------------------------
                              Three Months Ended   Three Months Ended     Six Months Ended     Six Months Ended
                               October 31, 2001     October 31, 2000      October 31, 2001     October 31, 2000
---------------------------------------------------------------------------------------------------------------
Asbestos abatement                     $1,601,738           $2,177,000            $3,174,662        $ 4,128,444
---------------------------------------------------------------------------------------------------------------
Indoor air quality services               702,629              406,389             1,137,723            793,008
---------------------------------------------------------------------------------------------------------------
Other environment-al                        7,384               27,116                22,199            335,136
services
---------------------------------------------------------------------------------------------------------------
TOTAL                                  $2,311,751        $   2,610,505            $4,334,584        $ 5,256,588
---------------------------------------------------------------------------------------------------------------


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

Liquidity and Capital Resources

The following table sets forth our working capital position at the dates indicated:

----------------------------------------------------------------------------------------------------------
                                                October 31, 2001                           April 30, 2001
----------------------------------------------------------------------------------------------------------
Current assets                                      $3,581,910                               $3,032,076
----------------------------------------------------------------------------------------------------------
Current liabilities                                  4,286,824                               $3,700,318
----------------------------------------------------------------------------------------------------------
Working Capital Deficiency                          $  704,914                               $  668,242
----------------------------------------------------------------------------------------------------------


Net cash used in operating activities was $39,630 for the six months ended October 31, 2001, which was primarily a result of our net loss of $63,553 for the period. Net cash provided by financing activities was $23,423 for the six months ended October 31, 2001, which was primarily a result of proceeds received from shareholder loans.

At October 31, 2001 the Company had total stockholder's deficit of $302,003, had negative working capital of $704,914 and had incurred a net loss of $63,553 during the six months ended October 31, 2001.

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