Form 10KSB/A
period 2000-04-30
NESCO INDUSTRIES INC
filed 2002-03-05
CIK 1099609

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-KSB/A

                                AMENDMENT NO. 2

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
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---     ---

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

At July 31, 2000, the registrant had 6,614,963 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:       Yes       No  X
                                                         ----     ----

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

                                     PART I




Item 1.    Description of Business................................       1

Item 2.    Description of Property................................       8

Item 3.    Legal Proceedings......................................       9

Item 4.    Submission of Matters to a Vote of Security Holders....      10


                                     PART II

Item 5.    Market Price of and Dividends on Common
           Equity and Other Shareholder Matters...................      11

Item 6.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..........      13

Item 7.    Financial Statements...................................      17

Item 8.    Changes in and Disagreements With Accountants..........      17


                                    PART III

Item 9.    Directors, Executive, Officers, Promoters and
           Control Persons; Compliance With
           Section 16(a) of the Exchange Act......................      18

Item 10.   Executive Compensation.................................      19

Item 11.   Security Ownership of Certain
           Beneficial Owners and Management.......................      21

Item 12.   Certain Relationships and Other Transactions...........      23

Item 13.   Exhibits and Reports on Form 8-K.......................      23

           Financial Statements...................................  F-1 to F-25

SIGNATURES .......................................................      24

           Exhibit Index..........................................      25

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

The following table sets forth the high and low closing bid prices quoted for our Common Stock in the last two fiscal years:

         Year ended 4/30/1999              High                 Low
         --------------------             ------                ---
         Quarter ended 7/31/98            $4.625                $3.4375
         Quarter ended 10/31/98           $3.75                 $1
         Quarter ended 1/31/99            $2.5                  $1.25
         Quarter ended 4/30/99            $1.25                 $1.125


         Year ended 4/30/2000              High                 Low
         --------------------             ------              ------
         Quarter ended 7/31/99            $1.5                 $1.125
         Quarter ended 10/31/99           $1.25                $0.5625
         Quarter ended 1/31/00            $2.625               $1.0625
         Quarter ended 4/30/00            $2                   $0.5

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

In the fiscal year ended April 30, 2000, our revenues increased 8% and cost of earned revenues increased 14% as compared to the year ended April 30, 1999. Our gross profit margin declined to 16.3% in the year ended April 30, 2000 from 20.3% in the year ended April 30, 1999. This reduction in our gross profit margin was primarily the result of an overall declining trend in profitability from our asbestos abatement segment due primarily to downward price adjustments as a result of continuing competitive pressures in a finite market that lacks a reoccurring services component. The declining trend in profitability is also due in part to more informed consumers as a result of competitive pressures. In addition, we recognized a loss from one project of approximately $230,000. The loss was due to a revised estimate of costs to complete and the project was 100% completed at April 30, 2000. This one loss accounts for a majority of the decrease in gross profit margin.

Our gross profit margins from our indoor air quality operation were lower than our overall average margins on revenues. Even though margins from indoor air quality were lower than our average margins, we believe this segment will be more profitable than our other segments because of increased demand due to greater public awareness, compliance pressure from the insurance industry, and a reoccurring maintenance service component. Because other environmental services does not afford us the opportunity to increase revenues and margins, we are reallocating resources to increase market share in the indoor air quality services segment. Revenues from other environmental services decreased from $1,767,437 to $1,197,355, or 32%, due primarily to reduced marketing efforts as a result of the reallocation of recourses. Although we believe that competitive pressures will continue to impact the asbestos abatement segment, we are attempting to be more selective in projects in order to improve margins.

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

As indicated in the above table, we experienced a slight decline (approximately 3.4%) in earned revenues in the year ended April 30, 1999 (to $11,586,490 from $11,994,500 in the prior year). This decline in earned revenues was the result of decreased revenues (to $9,819,053 from $11,071,751) in the asbestos abatement segment due primarily to lower margins from downward price adjustments spurred by increasing competition in a finite market that lacks a reoccurring services component. Lower margins are also due in part to more informed consumers as a result of increasing competition in the market. The decrease in asbestos abatement revenues was offset in part by the increase in revenues from other environmental services (to $1,767,437 from $922,748). The increase in revenues from environmental services is primarily due to favorable market conditions at the time. The Company does not believe that this increase represents a trend because competition continues to intensify in this finite market that lacks a reoccurring services component. We did achieve, however, a proportionately greater reduction (approximately 7.4%) in our cost of earned revenues (to $9,239,824 from $9,975,115). As a result our gross profit margin improved by approximately 20% (to 20.25% in 1999 from 16.84% in 1998). The reduction in our cost of earned revenues, and the corresponding improvement in our gross profit margin, in the year ended April 30, 1999, was attributable primarily to a more profitable mix of business.

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

The Company is a defendant in lawsuits involving personal injury claims arising from job-site accidents. These plaintiffs' claims exceed the Company's applicable insurance coverages. Therefore, any judgment or settlement in excess of insurance will require payment by the Company and may have a negative impact on profitability. Claims in excess of insurance coverage total approximately $71,000,000 as of April 30, 2000. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or net cash flows of the Company.

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
President

*Less than $50,000

(b) Options/SAR Grants:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                    Number of         Percent of
                                    securities      total options/
                                    underlying       SARS granted         Exercise or
                                   options/sars      to employees          base price        Expiration
      Name                          granted (#)     in fiscal year           ($/sh)             Date
----------------------------      --------------   ----------------       -----------        -----------
       (a)                              (b)              (c)                  (d)                (e)

Santo Petrocelli, Sr.,                150,000            33.7                 1.50          June 13, 2004
President and CEO

Marshall H. Geller,                   150,000            33.7                 1.50          June 13, 2004
Executive Vice President

Michael C. Caputo,                     50,000            11.2                 1.50          June 13, 2004
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

(f) Employment Contracts and Termination of Employment, and Change in Control
    Arrangements:
    -------------------------------------------------------------------------

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



                                                                             Percentage of
                                                                          Outstanding Common
            Names and Addresses           Number of Shares of Common      Stock Beneficially
            of Beneficial Owner          Stock Beneficially Owned(1)            Owned
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

ITEM 12. CERTAIN RELATIONSHPS AND RELATED TRANSACTIONS

During the fiscal year ended April 30, 2000, Santo Petrocelli, Sr., our President and Chief Executive Officer, and Petrocelli Industries, Inc. ("Petrocelli Industries"), a company controlled by Mr. Petrocelli, loaned $950,000 to us, net of repayments during the year. The highest loan balance outstanding at any time during the year was $950,000. These loans bear interest at the rate of 10% per annum, payable monthly, and have no fixed term. Accordingly, we consider them to be due on demand. No interest was paid on these loans during the year. For the year ended April 30, 2000, we had accrued interest of $43,137 on the loans.

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
                                                                 --------
                                                                 $(69,219)
                                                                 ========


NOTE D - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION



                                                          Year ended April 30,
                                                       ------------------------
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

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999


NOTE J (continued)

     The following table summarizes the options granted under the various plans for the period from April 30, 1998 through April 30, 2000:



                                                                Number of shares
                                                             ---------------------
                                                   Total                                 Exercise
                                                  number                                 price per
                                                 of shares   Qualified   Nonqualified      share
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

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999



NOTE J (continued)

     The following table summarizes information about the stock options at April 30, 2000:



                                                    Options outstanding                            Options exercisable
                                      -----------------------------------------------       -----------------------------
                                        Number             Weighted-                           Number
                                      outstanding           average        Weighted          exercisable        Weighted-
                                          at               remaining        average              at              average
              Range of                 April 30,          contractual      exercise           April 30,         exercise
           exercise prices               2000                life            price              2000              price
           ---------------           -------------        -----------     -----------       -------------      ----------

             $1.50                     445,000              4.13              $1.50            445,000           $1.50



NOTE K - PREFERRED SHARES

     On March 11, 1998, the Company's Articles of Incorporation were amended to authorize 1,000,000 shares of preferred stock, par value $.001 per share to be issued with rights, preferences and designations as determined by the Board of Directors. To date, no preferred shares have been subscribed to or issued.


NOTE L - RELATED PARTY TRANSACTIONS

     During the year ended April 30, 2000, certain stockholders and officers of the Company rendered consulting and management services totaling $165,450 and subcontractor services totaling $59,000. Subcontractor services rendered to affiliates totaled $1,989. In addition, rental payments totaling $10,734 were paid to an affiliated company.

     During the year ended April 30, 1999, certain stockholders and officers rendered consulting and management services totaling $208,000 and subcontractor services totaling $130,616. NAC rendered subcontractor services to related parties totaling $140,500.


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

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999


NOTE N - COMMITMENTS AND CONTINGENCIES

     Litigation

     The Company is defendant in lawsuits involving personal injury claims arising from job-site accidents. These plaintiffs' claims exceed the Company's applicable insurance coverages; therefore, any judgment or settlement in excess of insurance will require payment by the Company. Claims in excess of insurance coverage total approximately $71,000,000 as of April 30, 2000. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or net cash flows of the Company. However, there can be no assurance that the settlement of claims will not exceed insurance coverage, which could have a material effect on the financial position, results of operations and cash flows of the Company.

     The Company is also defendant in two cases pending involving former employees of the Company for claims totaling $170,500. The Company has requested a Bill of Particulars for each case, and the plaintiffs' attorney has not yet responded. Management has accrued $40,000 as its estimate of potential liability for these claims.

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

         Year ending April 30,
         --------------------
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

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999



NOTE Q (continued)

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

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999



NOTE R (continued)

     The following table presents the Company's business segment financial information:



                                                   Year ended April 30,
                                              -----------------------------
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
                                              ===========       ===========

                             NESCO Industries, Inc.

                             April 30, 2000 and 1999



NOTE R (continued)



                                                     Year ended April 30,
                                                 ----------------------------
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

                                        NESCO INDUSTRIES INC.


                                        By: /s/ Santo Petrocelli, Sr.
                                           -------------------------------------
                                           Santo Petrocelli, Sr.
                                           President and Chairman
                                           of the Board

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

                Signature                                    Title                                 Date
                ---------                                    -----                                 ----
/s/ Santo Petrocelli, Sr.                  President, Chairman of the Board                  March 5, 2002
----------------------------               and Director
Santo Petrocelli, Sr.

/s/ Lawrence S. Polan                      Chief Financial and Accounting                    March 5, 2002
----------------------------               Officer and Director
Lawrence S. Polan

/s/ Michael J. Caputo                      Chief Operating Officer and Director              March 5, 2002
----------------------------
Michael J. Caputo


/s/ Santo Petrocelli, Jr.                  Director                                          March 5, 2002
----------------------------
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