Form 10KSB/A
period 2001-04-30
NESCO INDUSTRIES INC
filed 2002-03-05
CIK 1099609

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


                        COMMISSION FILE NUMBER 000-28307
                                               ---------

                              NESCO INDUSTRIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                   13-3709558
-------------------------------                 -------------------
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                 Identification No.)

     22-09 Queens Plaza North, Long Island City, New York         11101
    ----------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

         Registrant's telephone number, including area code 718/752-2400
                                                            ------------

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

The following table sets forth the high and low closing bid prices quoted for our Common Stock in the last two fiscal years:

         Year ended 4/30/2001               High                  Low
         --------------------               ----                  ---

         Quarter ended 7/31/00              $0.50                $0.50
         Quarter ended 10/31/00             $0.50                $0.30
         Quarter ended 1/31/01              $0.30                $0.30
         Quarter ended 4/30/01              $0.30                $0.30


         Year ended 4/30/2000               High                  Low
         --------------------               ----                  ---

         Quarter ended 7/31/99              $1.50                $1.125
         Quarter ended 10/31/99             $1.25                $0.5625
         Quarter ended 1/31/00              $2.625               $1.0625
         Quarter ended 4/30/00              $2.00                $0.50


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

In the fiscal year ended April 30, 2001, our revenues decreased 28%, cost of earned revenues decreased 30%, and gross profit margin increased 3%, as compared to the fiscal year ended April 30, 2000. Our decline in revenues and costs were due primarily to lower levels of both asbestos abatement and other environmental services rendered by the Company. Revenues from asbestos abatement declined $3,230,330, or 32%, and revenues from other environmental services declined $783,297, or 37%, in part due to downward price adjustments as competitive pressures continue to increase in these finite markets, which lack reoccurring services components. More informed consumers as a result of the competitive pressures also contributed to lower revenues. Competitive pressure in the asbestos abatement market has forced some competitors to exit the market, and the Company is making adjustments to compete more effectively. As a result of the decline in revenues from asbestos abatement, three significant customers (BTE Equipment/Level 3, PPC Construction LLC and Waldorf Carting Corp.) accounted for 44% of total revenues. Each customer, other than PPC Construction LLC, represented one substantial job. The Company does not anticipate continuing this level of concentration other than with PPC Construction LLC. Our overall gross margin was 19.7% as a percentage of revenues, which approximates our historical average margin.

Our indoor air quality services segment is more profitable than our other segments because of increased demand due to greater public awareness, compliance pressure from the insurance industry, and a reoccurring maintenance service component. We have not experienced significant losses on jobs from our asbestos abatement segment, and are taking efforts to select projects with higher revenues and margins. Revenues and margins from environmental services are lower than from indoor air quality services. The competitive nature of the environmental services market, and the immaterial market share held by us, does not afford us the opportunity to increase revenues and margins. As a result, we are reallocating resources to increase market share in the indoor air quality services segment. Due to declining overall revenues, we reduced our salaries and related expenses ($387,339), rents ($145,516) and travel and entertainment ($93,965), and overall we reduced general and administrative expenses by $849,161 or 27% from the fiscal year ended April 30, 2000. Our net loss for the fiscal year ended April 30, 2001 decreased to $666,482, as compared to $946,349 in the fiscal year ended April 30, 2000.

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

During the fourth quarter of the fiscal year ended April 30, 2000, the Company recorded significant adjustments to its accounts, which resulted in increasing net loss by approximately $638,000. The adjustments for the fiscal year ended April 30, 2000 were principally attributable to increasing the allowance for possible losses on accounts receivable and writing off uncollectible accounts receivable which totaled approximately $125,000, an unanticipated loss on a job which totaled approximately $230,000, and accruals for insurance claims, depreciation expense, consulting and professional fees and commissions which totaled approximately $190,000.

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

The Company is a defendant in lawsuits involving personal injury claims arising from job-site accidents. These plaintiffs' claims exceed the Company's applicable insurance coverages, therefore, any judgment or settlement in excess of insurance will require payment by the Company and may have a negative impact on profitability. Claims in excess of insurance coverage total approximately $44,000,000 as of April 30, 2001. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or net cash flows of the Company.

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

                                       F3

                             NESCO Industries, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year ended April 30,


                                                                      2001                 2000
                                                                   ----------          -----------
Earned revenues                                                    $9,096,477          $12,559,925
Cost of earned revenues                                             7,307,533           10,512,471
                                                                    ---------          -----------

         Gross profit                                               1,788,944            2,047,454

General and administrative expenses                                 2,278,101            3,127,262
                                                                    ---------          -----------

         Operating loss                                              (489,157)          (1,079,808)
                                                                   ----------          -----------

Other income (expense)
    Sublease income                                                    46,800
    Interest expense, net                                             (52,543)             (83,027)
    Miscellaneous (expense) income                                   (117,887)              66,423
                                                                   ----------          -----------

         Loss before income taxes                                    (612,787)          (1,096,412)

Income tax expense (benefit)                                           53,695             (150,063)
                                                                   ----------          -----------

         NET LOSS                                                  $ (666,482)         $  (946,349)
                                                                   ==========          ===========


Basic and diluted loss per share                                        $(.10)               $(.14)
                                                                   ==========          ===========

Weighted average common shares outstanding                          6,646,963            6,543,970
                                                                   ==========          ===========


The accompanying notes are an integral part of these statements.

                                       F4

                             NESCO Industries, Inc.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                       Years ended April 30, 2001 and 2000


                                                                                                       Retained
                                                             Common stock           Capital in         earnings/
                                                      -----------------------        excess of       (accumulated
                                                        Shares         Amount        par value         Deficit)          Total
                                                      ---------        ------       ----------       ------------      ---------
Balance at April 30, 1999                             6,250,000        $6,250       $ 383,550        $    384,581      $ 774,381

Stock issued in connection with acquisition             364,963           365         499,635                            500,000

Net loss for the year ended April 30, 2000                                                              (946,349)       (946,349)
                                                      ---------        ------       ---------        -----------       ---------

Balance at April 30, 2000                             6,614,963         6,615         883,185           (561,768)        328,032

Stock issued in connection with asset purchase           80,000            80          99,920                            100,000

Net loss for the year ended April 30, 2001                                                              (666,482)       (666,482)
                                                      ---------        ------       ---------        -----------       ---------

Balance at April 30, 2001                             6,694,963        $6,695       $ 983,105        $(1,228,250)      $(238,450)
                                                      =========        ======       =========        ===========       =========






The accompanying notes are an integral part of this statement.


                                       F5

                             NESCO Industries, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended April 30,

                                                                                      2001                 2000
                                                                                    ---------           ----------
Cash flows from operating activities
   Net loss                                                                         $(666,482)          $(946,349)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities
       Depreciation and amortization                                                  136,624             128,671
       Bad debt expense                                                               144,663              86,090
       Amortization of deferred sublease income                                       (46,800)
       Loss (gain) on disposal of fixed asset                                         118,863             (70,265)
       Deferred income taxes                                                                               94,600
       Changes in operating assets and liabilities
         Accounts receivable                                                          471,653            (377,486)
         Inventory                                                                     43,277             (54,947)
         Unbilled costs and estimated earnings in excess of
           billings on uncompleted contracts                                          207,359            (378,304)
         Prepaid expenses                                                             183,926            (161,137)
         Other assets                                                                   3,067              15,383
         Accounts payable and accrued expenses and interest payable                  (384,614)            847,250
         Billings in excess of costs and estimated earnings on
           uncompleted contracts                                                     (172,531)            120,615
         Income taxes payable                                                                            (166,873)
                                                                                    ---------           ---------
         Net cash provided by (used in) operating activities                           39,005            (862,752)
                                                                                    ---------           ---------
Cash flows from investing activities
   Proceeds from sublease                                                             397,800
   Purchase of fixed assets                                                           (61,940)           (174,152)
   Proceeds from disposition of fixed assets                                                              334,000
   Acquisition of Indoor Air Professionals                                                               (137,050)
                                                                                    ---------           ---------

         Net cash provided by investing activities                                    335,860              22,798
                                                                                    ---------           ---------
Cash flows from financing activities
   Payment of equipment notes                                                          (8,701)            (15,855)
   Net (payments) proceeds from shareholder loans                                    (330,510)            790,559
                                                                                    ---------           ---------
         Net cash (used in) provided by financing activities                         (339,211)            774,704
                                                                                    ---------           ---------
         NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                                               35,654             (65,250)

Cash and cash equivalents at beginning of year                                         32,515              97,765
                                                                                    ---------           ---------
Cash and cash equivalents at end of year                                            $  68,169           $  32,515
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


                                       F11

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000


NOTE A (continued)

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
                                                                ========



                                       F15

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE G (continued)

     A reconciliation of the income tax expense shown in the statements of operations to the effective Federal tax rate is as follows:


                                                           2001          2000
                                                          ------        ------


      Federal statutory rate (recovery)                   (34.0)%        (34.0)%
      State and local income taxes, net of Federal
          tax benefit                                        .7            1.7
      Nondeductible items                                   3.1            3.0
      Provision variance                                    8.0           (2.2)
      Other                                                (3.1)           1.8
                                                          -----          -----

      Rate before valuation allowance                     (25.3)         (29.7)

      Valuation allowance adjustment                       34.0           16.0
                                                          -----          -----

                                                            8.7%         (13.7)%
                                                          =====          =====


     The valuation allowance increased by approximately $224,000 for the year ended April 30, 2001.

     During the year ended April 30, 2001, the Company utilized approximately $240,000 in federal, state and city net operating loss carryback claims. The current provision for income taxes in 2001 includes an adjustment of the over accrual of prior year's refunds.

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


NOTE K - RELATED PARTY TRANSACTIONS

     During the year ended April 30, 2001, certain stockholders and officers of the Company rendered consulting and management services totaling $104,000. Included in accounts payable and accrued expenses are amounts due to stockholders and officers, which services totaled $251,000.

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

                                       F19

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000


NOTE M - COMMITMENTS AND CONTINGENCIES

     Litigation

     The Company is a defendant in lawsuits involving personal injury claims arising from job-site accidents. These plaintiffs' claims exceed the Company's applicable insurance coverages; therefore, any judgment or settlement in excess of insurance will require payment by the Company. Claims in excess of insurance coverage total approximately $44,000,000 as of April 30, 2001. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

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

     Aggregate future minimum rental payments and sublease payments under the operating leases as of April 30, 2001 are as follows:

                                                       Rent               Sublease
                                                      expense              income                Net
                                                    ----------           ----------              ----
             Year ending April 30,
                 2002                               $  158,286           $  158,286              $  -
                 2003                                  168,498              168,498                 -
                 2004                                  178,710              178,710                 -
                 2005                                  178,710              178,710                 -
                 2006                                  178,710              178,710                 -
                 Thereafter                            446,775              446,775                 -
                                                    ----------           ----------              ----

                                                    $1,309,689           $1,309,689              $  -
                                                    ==========           ==========              ====



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

                                                            Year ended
                                                             April 30,
                                                               2000
                                                            -----------
                                                            (unaudited)

      Revenue                                               $12,708,836
      Net loss                                               (1,001,456)

      Basic and diluted loss per share                      $      (.15)


     On December 5, 2000, the Company issued 80,000 shares of common stock valued at $100,000 in connection with an asset purchase agreement, which was allocated as follows:

      Fixed assets                                          $ 88,450
      Customer lists and trade name                           11,550
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

     The following table presents the Company's business segment financial information:

                                                             Year ended April 30,
                                                      -----------------------------------
                                                          2001                   2000
                                                      ------------           ------------
      Revenues
          Asbestos removal                              $6,883,778            $10,114,108
          Environmental services                           465,165              1,248,462
          Indoor air quality services                    1,747,534              1,197,355
                                                        ----------            -----------

               Total revenues                           $9,096,477            $12,559,925
                                                        ==========            ===========

      Operating loss from segments
          Asbestos removal                              $   66,303            $  (600,415)
          Environmental services                          (201,824)               (18,781)
          Indoor air quality services                     (128,324)              (350,883)
                                                        ----------            -----------

                                                          (263,845)              (970,079)

          Corporate expenses, net                         (225,312)              (109,729)
          Interest expense, net                            (52,543)               (83,027)
          Other income, net                                (71,087)                66,423
          Income tax (expense) benefit                     (53,695)               150,063
                                                        ----------            -----------

               Net loss                                 $ (666,482)           $  (946,349)
                                                        ==========            ===========


                                       F24

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000


NOTE R (continued)

                                                                      Year ended April 30,
                                                               -----------------------------------
                                                                   2001                   2000
                                                               ------------           ------------
      Depreciation and amortization
          Asbestos removal                                      $    15,965            $    72,778
          Environmental services                                      1,217                  1,217
          Indoor air quality services                                99,416                 53,537
          Corporate                                                  20,026                  1,139
                                                                -----------            -----------

               Total depreciation and amortization              $   136,624            $   128,671
                                                                ===========            ===========

      Capital expenditures
          Asbestos removal                                      $     2,144            $    12,025
          Indoor air quality services                                 4,850                 25,404
          Corporate                                                  54,946                136,723
                                                                -----------            -----------

               Total capital expenditures                       $    61,940            $   174,152
                                                                ===========            ===========

      Identifiable assets
          Asbestos removal                                      $ 2,511,870            $ 3,447,037
          Environmental services                                     10,080                285,043
          Indoor air quality services                             1,186,597                974,416
                                                                -----------            -----------

               Total assets for reportable segments               3,708,547              4,706,496

      Corporate                                                      57,521                171,410
                                                                -----------            -----------

               Total assets                                     $ 3,766,068            $ 4,877,906
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

                                       F25

                             NESCO Industries, Inc.

                             April 30, 2001 and 2000



NOTE S (continued)

     During the fourth quarter of the year ended April 30, 2000, the Company recorded significant adjustments to its accounts, which resulted in increasing net loss by approximately $638,000. The adjustments for the year ended April 30, 2000 were principally attributable to increasing the allowance for possible losses on accounts receivable and writing off uncollectible accounts receivable which totaled approximately $125,000, an unanticipated loss on a job which totaled approximately $230,000, and accruals for insurance claims, depreciation expense, consulting and professional fees and commissions which totaled approximately $190,000.






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

The highest loan balance outstanding at any time during FY 2001 was $975,000, compared to $950,000 in the prior fiscal year. These loans bear interest at the rate of 10% per annum, payable monthly, and have no fixed term. Accordingly, we consider them to be due on demand. No interest was paid on these loans during the year. At April 30, 2001, we had accrued interest of $44,032 on FY 2001 loans, compared to $43,137 in the prior year on FY 2000 loans.

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

During FY 2001 and FY 2000, certain shareholders and officers of the Company received consulting and management services fees totaling $104,000 and $165,450, respectively. During FY 2000, Petrocelli Industries Inc. rendered subcontractor services to the Company totaling $59,000.

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
/s/ Santo Petrocelli, Sr.                  President, Chairman of the Board                  March 5, 2002
----------------------------               and Director
Santo Petrocelli, Sr.

/s/ Lawrence S. Polan                      Chief Financial and Accounting                    March 5, 2002
----------------------------               Officer and Director
Lawrence S. Polan

/s/ Michael J. Caputo                      Chief Operating Officer and Director              March 5, 2002
----------------------------
Michael J. Caputo


/s/ Santo Petrocelli, Jr.                  Director                                          March 5, 2002
----------------------------
Santo Petrocelli, Jr.

                                INDEX TO EXHIBITS

---------------------------------------------------------------------------
Exhibit No.          Description
-----------          -----------
---------------------------------------------------------------------------

---------------------------------------------------------------------------

3.1*                 Articles of Incorporation as amended
---------------------------------------------------------------------------
3.2*                 Bylaws as amended
---------------------------------------------------------------------------
4.1*                 Common Stock Certificate
---------------------------------------------------------------------------
4.2*                 Incentive Stock Option Plan
---------------------------------------------------------------------------
16**                 Letter dated June 28, 2000, from Mendelsohn Kary
                     Bell & Natoli LLP rechange in certifying accountants
---------------------------------------------------------------------------
21*                  Subsidiaries
---------------------------------------------------------------------------

* Filed as Exhibits with the Company's Registration Statement on Form 10-SB filed with the Commission on November 30, 1999, and incorporated by reference herein.

** Filed as an Exhibit with the Company's Current Report on Form 8-K filed on
   June 30, 2000, and incorporated by reference herein.