Form 10QSB/A
period 2001-07-31
NESCO INDUSTRIES INC
filed 2002-03-05
CIK 1099609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2
                                  FORM 10-QSB/A

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

                                  718/752-2400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                12-12 43rd Avenue
                           Long Island City, NY 11101
               ---------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

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

See accompanying Notes.                                            Page 3 of 15

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDING JULY 31, 2001 AND 2000
                   ------------------------------------------

                                                               July
                                                 ------------------------------
                                                       2001             2000
                                                       ----             ----
                                                            (Unaudited)

Earned Revenues                                  $ 2,022,833       $ 2,646,083

Cost of earned revenues                            1,660,173         2,221,551
                                                 -----------       -----------

     Gross profit                                    362,660           424,532

General and administrative expenses                  407,610           553,498
                                                 -----------       -----------

Operating loss                                       (44,950)         (128,966)
                                                 -----------       -----------

Other Income (Expense):
       Sub-lease income                               11,700            11,700
       Interest expense, net                         (16,308)          (19,666)
                                                 -----------       -----------

Loss before income taxes                             (49,558)         (136,932)

Income tax expense benefit                              (641)
                                                 -----------       -----------

      Net Loss                                   $   (48,917)      $  (136,932)
                                                 -----------       -----------

Basic and diluted loss per share                       (0.01)            (0.02)
                                                 -----------       -----------

Weighted average common shares outstanding         6,694,963         6,614,963
                                                 -----------       -----------


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

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

C.       Business Segment Information (continued)

         The following table presents the Company's business segment financial information:

                                                               Three months
                                                               Ended July 31,
                                                          2001                2000
                                                          ----                ----
         Revenues
          Asbestos removal                             $ 1,572,924      $ 1,951,444
          Environmental services                            14,815          308,020
          Indoor air quality services                      435,094          386,619
                                                       -----------      -----------

               Total revenues                          $ 2,022,833      $ 2,646,083
                                                       -----------      -----------

         Operating income (loss) from segments
          Asbestos removal                             $   100,155      $      (645)
          Environmental services                            (8,936)         (57,963)
          Indoor air quality services                      (80,748)         (24,326)
                                                       -----------      -----------

                                                            10,471          (82,934)

          Corporate expenses, net                          (55,421)         (46,032)
          Interest expense, net                            (16,308)         (19,666)
          Other income, net                                 11,700           11,700
          Income tax benefit                                   641
                                                       -----------      -----------

               Net loss                                $  (48,917)      $  (136,932)
                                                       ===========      ===========

         Depreciation and amortization
          Asbestos removal                             $     2,602      $     4,178
          Environmental services                               304              304
          Indoor air quality services                       22,790           17,446
          Corporate                                          1,527            5,160
                                                       -----------      -----------

               Total depreciation and amortization     $    27,223      $    27,088
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

F.       Contingencies

         The Company is a defendant in lawsuits involving personal injury claims arising from job-site accidents. These plaintiff's claims exceed the Company's applicable insurance coverages; therefore, any judgment or settlement in excess of insurance will require payment by the Company. Claims in excess of insurance coverage total approximately $44,000,000 as of July 31, 2001. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations and cash flows of the Company. However, there can be no assurance that the settlement of the claims will not exceed insurance coverage, which could have a material effect on the results of financial position, results of operations and cash flows of the Company.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

When used in this discussion, the words "expect(s)", believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the possible results, described in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures which discuss factors which affect our business, including the discussion under the caption "Risk Factors" in our Registration Statement on Form 10-SB, filed November 29, 1999, and amended January 31, 2000, May 11, 2001 and of even date herewith.

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
-----------------------------------------------------------------------

The following table sets forth our revenues by operating area in the periods indicated:

---------------------------------------------------------------------
                              Three Months Ended   Three Months Ended
                                   July 31, 2001        July 31, 2000
---------------------------------------------------------------------
Asbestos abatement                    $1,572,924          $1,951,444
---------------------------------------------------------------------
Indoor air quality services              435,094             386,619
---------------------------------------------------------------------
Other environmental
services                                  41,815             308,020
---------------------------------------------------------------------
TOTAL                                 $2,022,833          $2,646,083
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

The Company's ability to finance its operating cash needs with cash generated by operations is a function of returning to profitability. We have taken measures to conserve cash by cutting back on personnel and related expenses and have subleased our New York City office and relocated to less expensive offices. The Company is exploring equity and private debt funding as compared to credit markets to secure financing of its working capital needs, but there is no assurance that the Company will be able to obtain any other financing.

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

The Company is a defendant in lawsuits involving personal injury claims arising from job-site accidents. These plaintiff's claims exceed the Company's applicable insurance coverages; therefore, any judgment or settlement in excess of insurance will require payment by the Company. Claims in excess of insurance coverage total approximately $44,000,000 as of July 31, 2001. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations and cash flows of the Company. However, there can be no assurance that the settlement of the claims will not exceed insurance coverage, which could have a material effect on the results of financial position, results of operations and cash flows of the Company.

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


                                 NESCO INDUSTRIES, INC.



DATE:  March 5, 2002         By: /s/ Lawrence S. Polan
                                     ------------------------------------------
                                     Lawrence S. Polan, Chief Financial Officer