Form 10QSB/A
period 2001-10-31
NESCO INDUSTRIES INC
filed 2002-03-05
CIK 1099609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 2



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.


                 For the quarterly period ended October 31, 2001


[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.


    For the transition period from _________________ to ___________________.


                         COMMISSION FILE NUMBER: 0-28307



                             NESCO INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Nevada                                13-3709558
  ------------------------------         ---------------------------------
  State of other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, par value $.01, was 6,694,963 as of October 31, 2001.

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

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                                                        October 31      April 30
                                                                           2001           2001
                                                                       -----------    -----------
                                                                               (Unaudited)
Current Assets:
  Cash and equivalents                                                 $    51,962    $    68,169
  Accounts receivable                                                    2,733,432      2,497,904
  Unbilled costs and estimated earnings in excess
       of billings on uncompleted contracts                                537,978        318,247
  Prepaid taxes and expenses                                               133,082         21,427
  Other current assets                                                     125,456        126,329
                                                                       -----------    -----------
     Total current assets                                                3,581,910      3,032,076
Fixed assets, net                                                          158,441        187,504
Intangibles, net                                                           434,006        455,224
Other assets                                                                91,264         91,264
                                                                       -----------    -----------
                                                                       $ 4,265,621     $3,766,068
                                                                       -----------    -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                        October 31      April 30
                                                                          2001            2001
                                                                       -----------    -----------
                                                                               (Unaudited)
Current Liabilities:
  Accounts payable and accrued expenses                                $ 3,019,850    $ 2,437,905
  Notes payable, equipment - current portion                                                1,577
  Loans payable, shareholders                                              673,490        648,490
  Interest payable - shareholder                                           200,287        190,052
  Billing in excess of costs and estimated
       earnings on uncompleted contracts                                   393,197        422,294
                                                                       -----------    -----------
     Total current liabilities                                           4,286,824      3,700,318
Deferred Rental Income                                                     280,800        304,200
                                                                       -----------    -----------
     Total liabilities                                                   4,567,624      4,004,518
                                                                       -----------    -----------
Stockholders' Equity(Deficit):
  Common stock, $.001 par value
      Authorized 25,000,000 shares
      Issued and outstanding  6,694,963 shares                               6,695          6,695
  Capital in excess of par value                                           983,105        983,105
  Accumulated Deficit                                                   (1,291,803)    (1,228,250)
                                                                       -----------    -----------
                                                                          (302,003)      (238,450)
                                                                       -----------    -----------
                                                                       $ 4,265,621    $ 3,766,068
                                                                       -----------    -----------

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

F.       Contingencies

         The Company is a defendant in lawsuits involving personal injury claims arising from job-site accidents. These plaintiff's claims exceed the Company's applicable insurance coverages; therefore, any judgment or settlement in excess of insurance will require payment by the Company. Claims in excess of insurance coverage total approximately $44,000,000 as of October 31, 2001. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations and cash flows of the Company. However, there can be no assurance that the settlement of the claims will not exceed insurance coverage, which could have a material effect on the results of financial position, results of operations and cash flows of the Company.

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

The Company's ability to finance its operating cash needs with cash generated by operations is a function of returning to profitability. We have taken measures to conserve cash by cutting back on personnel and related expenses and have subleased our New York City office and relocated to less expensive offices. The Company is exploring equity and private debt funding as compared to capital markets to secure financing of its working capital needs, but there is no assurance that the Company will be able to obtain any other financing.

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

The Company is a defendant in lawsuits involving personal injury claims arising from job-site accidents. These plaintiffs' claims exceed the Company's applicable insurance coverages, therefore, any judgment or settlement in excess of insurance will require payment by the Company and may have a negative impact on profitability. Claims in excess of insurance coverage total approximately $44,000,000 as of October 31, 2001. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or net cash flows of the Company.

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