Form 10QSB/A
period 2001-10-31
NESCO INDUSTRIES INC
filed 2002-03-22
CIK 1099609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 3

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended October 31, 2001.

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

Explanatory Note:

This Amendment No. 3 to Form 10-QSB for the quarterly period ended October 31, 2001 corrects an error in Part I: Consolidated Balance Sheet as of October 31, 2001, Consolidated Statements of Operations for the three and six months ended October 31, 2001, Consolidated Statement of Cash Flows and Note A-Basis of Presentation and Principles of Consolidation and Note C-Business Segment Information, where revenue was overstated and net loss was understated by $162,000 for the three and six months ended October 31, 2001, due to an overstatement of unbilled costs and estimated earnings in excess of billings and uncompleted contracts. In addition, Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I for the three and six months ended October 31, 2001 and the Liquidity and Capital Resources section have been revised to reflect these changes. This Amendment also modifies the disclosures in Note F-Contingencies and the Liquidity and Capital Resources section, to clarify that National Abatement Corp., a wholly-owned subsidiary of the Company, is a co-defendant with one or more additional defendants in lawsuits involving personal injury claims arising from job-site accidents. Except as set forth above, no other substantive changes were made to the Form 10-QSB for the quarterly period ended October 31, 2001.

                             NESCO INDUSTRIES, INC.
                                      INDEX

PART I:  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets --
           October 31, 2001 (unaudited) and April 30, 2001................   4

           Consolidated Statements of Operations--(unaudited) for the three months and six ended October 31, 2001 and 2000... 5,6

           Consolidated Statements of Cash Flows (unaudited)
           for six months ended October 31, 2001 and 2000.................   7

           Notes to Consolidated Financial Statements (unaudited).........   8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................  13


PART II:  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8K................................  18

Signatures................................................................  18

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S


                                                                        October 31      April 30
                                                                           2001           2001
                                                                       -----------    -----------
                                                                               (Unaudited)
                                                                        (Restated)
Current Assets:
  Cash and equivalents                                                 $    51,962    $    68,169
  Accounts receivable                                                    2,733,432      2,497,904
  Unbilled costs and estimated earnings in excess
       of billings on uncompleted contracts                                375,978        318,247
  Prepaid taxes and expenses                                               133,082         21,427
  Other current assets                                                     125,456        126,329
                                                                       -----------    -----------
     Total current assets                                                3,419,910      3,032,076
Fixed assets, net                                                          158,441        187,504
Intangibles, net                                                           434,006        455,224
Other assets                                                                91,264         91,264
                                                                       -----------    -----------
                                                                       $ 4,103,621     $3,766,068
                                                                       -----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        October 31      April 30
                                                                          2001            2001
                                                                       -----------    -----------
                                                                               (Unaudited)
                                                                        (Restated)
Current Liabilities:
  Accounts payable and accrued expenses                                $ 3,019,850    $ 2,437,905
  Notes payable, equipment - current portion                                                1,577
  Loans payable, shareholders                                              673,490        648,490
  Interest payable - shareholder                                           200,287        190,052
  Billing in excess of costs and estimated
       earnings on uncompleted contracts                                   393,197        422,294
                                                                       -----------    -----------
     Total current liabilities                                           4,286,824      3,700,318
Deferred Rental Income                                                     280,800        304,200
                                                                       -----------    -----------
     Total liabilities                                                   4,567,624      4,004,518
                                                                       -----------    -----------
Stockholders' Equity(Deficit):
  Common stock, $.001 par value
      Authorized 25,000,000 shares
      Issued and outstanding  6,694,963 shares                               6,695          6,695
  Capital in excess of par value                                           983,105        983,105
  Accumulated Deficit                                                   (1,453,803)    (1,228,250)
                                                                       -----------    -----------
                                                                          (464,003)      (238,450)
                                                                       -----------    -----------
                                                                       $ 4,103,621    $ 3,766,068
                                                                       -----------    -----------

See Accompanying Notes.
                                                                  Page 4 of 18

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDING OCTOBER 31, 2001 AND 2000

                                                               October 31
                                                        -------------------------
                                                           2001           2000
                                                        ----------     ----------
                                                              (Unaudited)
                                                        (Restated)
Earned Revenues                                         $2,149,751     $2,610,505

Cost of earned revenues                                  1,865,578      2,146,546
                                                        ----------     ----------
     Gross profit                                          284,173        463,959

General and administrative expenses                        459,814        536,288
                                                        ----------     ----------
Operating loss                                            (175,641)       (72,329)
                                                        ----------     ----------
Other Income (Expense):
       Sub-lease income                                     11,700         11,700
       Interest expense, net                               (13,800)       (16,778)
                                                        ----------     ----------
Loss before income taxes                                  (177,741)       (77,407)

Income tax benefit                                          (1,105)
                                                        ----------     ----------
      Net Loss                                          $ (176,636)    $  (77,407)
                                                        ----------     ----------
Basic and diluted loss per share                             (0.03)         (0.01)
                                                        ----------     ----------

Weighted average common shares outstanding- basic
       and diluted                                       6,694,963      6,614,963
                                                        ----------     ----------

See Accompanying Notes.
                                                                   Page 5 of 18

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDING OCTOBER 31, 2001 AND 2000


                                                                October 31
                                                        -------------------------
                                                           2001           2000
                                                        ----------     ----------
                                                               (Unaudited)
                                                        (Restated)
Earned Revenues                                         $4,172,584     $5,256,588

Cost of earned revenues                                  3,525,751      4,368,097
                                                        ----------     ----------
     Gross profit                                          646,833        888,491

General and administrative expenses                        867,424      1,089,786
                                                        ----------     ----------
Operating loss                                            (220,591)      (201,295)
                                                        ----------     ----------
Other Income (Expense):
       Sub-lease income                                     23,400         23,400
       Interest expense, net                               (30,108)       (36,444)
                                                        ----------     ----------
Loss before income taxes                                  (227,299)      (214,339)

Income tax benefit                                          (1,746)
                                                        ----------     ----------
      Net Loss                                          $ (225,553)    $ (214,339)
                                                        ----------     ----------
Basic and diluted loss per share                             (0.03)         (0.03)
                                                        ----------     ----------
Weighted average common shares outstanding-basic
       and diluted                                       6,694,963      6,614,963
                                                        ----------     ----------

See Accompanying Notes.
                                                                   Page 6 of 18

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDING OCTOBER 31, 2001 AND 2000


                                                                                  October 31,
                                                                           -----------------------
                                                                              2001         2000
                                                                           ----------    ---------
                                                                                (Unaudited)
                                                                           (Restated)
Cash Flows from Operating Activities:
   Net loss                                                               $ (225,553)    $(214,339)
       Adjustments to reconcile net loss to
       net cash provided (used) by operating activities:
           Amortization of deferred sub-lease income                         (23,400)      (23,400)
           Depreciation and amortization                                      50,281        57,603
           Provision for bad debts                                             8,613         9,614
           Changes in operating assets and liabilities:
              Accounts receivable                                           (244,141)     (199,246)
              Prepaid expenses and taxes                                    (111,655)     (122,204)
              Other current assets                                             8,170        46,813
              Unbilled costs and estimated earnings in excess
                  of billings on uncompleted contracts                       (65,028)      135,444
              Other assets                                                                   1,841
              Accounts payable and accrued expenses                          592,180       (35,018)
                  and interest payable
              Billings in excess of costs and estimated
                  earnings on uncompleted contracts                          (29,097)      308,803
                                                                           ---------     ---------
                   Net cash used by operating activities                     (39,630)      (34,089)
                                                                           ---------     ---------
Cash Flows from Investing Activities:
   Purchase of fixed assets                                                                (55,200)
   Proceeds from sub-lease                                                                 397,800
                                                                           ---------     ---------
                   Net cash  provided by investing activities                      -       342,600
                                                                           ---------     ---------
Cash Flows from Financing Activities:
   Payment of equipment notes                                                 (1,577)      (10,278)
   Net proceeds (repayment) of shareholder loans                              25,000      (314,660)
                                                                           ---------     ---------
                   Net cash provided (used) by financing activities           23,423      (324,938)
                                                                           ---------     ---------
Net decrease in cash and equivalents                                         (16,207)      (16,427)
Cash and equivalents, beginning of year                                       68,169        32,515
                                                                           ---------     ---------
Cash and equivalents, end of period                                        $  51,962     $  16,088
                                                                           ---------     ---------

See Accompanying Notes.
                                                                   Page 7 of 18

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A.       Organization, Operations and Significant Accounting Policies

         General:

         The unaudited consolidated interim financial statements, and accompanying notes included herein, have been prepared by NESCO Industries, Inc., (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for interim periods. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results of the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report filed with the Securities and Exchange Commission (Form 10-KSB for the fiscal year ended April 30, 2001), as amended.

         Basis of Presentation and Principles of Consolidation:

         The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as of October 31, 2001, the Company has an accumulated deficit in stockholders' equity of $464,003, negative working capital of $866,914 and has incurred a net loss of $225,553 for six months ended October 31, 2001.

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

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


C.       Business Segment Information (continued)

         The following table presents the Company's business segment financial information:


                                                              Three months                                Six months
                                                           Ended October 31,                           Ended October 31,
                                                     2001                    2000                  2001                 2000
                                                  ----------              ----------            ----------            ----------
                                                  (Restated)                                    (Restated)
Revenues
    Asbestos removal                              $1,439,738              $2,177,000            $3,012,662            $4,128,444
    Environmental services                             7,384                  27,116                22,199               335,136
    Indoor air quality services                      702,629                 406,389             1,137,723               793,008
                                                  ----------              ----------            ----------           -----------

         Total revenues                           $2,149,751              $2,610,505            $4,172,584            $5,256,588
                                                  ----------              ----------            ----------            ----------

Operating income (loss) from segments
    Asbestos removal                              $  (22,360)              $ 108,825             $  77,795            $  108,180
    Environmental services                           (29,639)                (69,559)              (38,575)             (127,522)
    Indoor air quality services                      (24,327)                (45,956)             (105,075)              (70,282)
                                                  ----------              ----------            ----------           -----------

                                                     (76,326)                 (6,690)              (65,855)              (89,624)

    Corporate expenses, net                          (99,315)                (65,639)             (154,736)             (111,671)
    Interest expense, net                            (13,800)                (16,778)              (30,108)              (36,444)
    Other income, net                                 11,700                  11,700                23,400                23,400
    Income tax benefit                                 1,105                                         1,746
                                                  ----------              ----------            ----------           -----------

         Net loss                                 $ (176,636)             $  (77,407)           $ (225,553)           $ (214,339)
                                                  ==========              ==========            ==========            ==========

Depreciation and amortization
    Asbestos removal                              $    2,601              $    4,173            $    5,203            $    8,351
    Environmental services                               304                     304                   608                   608
    Indoor air quality services                       18,624                  21,257                41,414                38,703
    Corporate                                          1,529                   4,781                 3,056                 9,941
                                                  ----------              ----------            ----------          ------------

         Total depreciation and amortization      $   23,058              $   30,515            $   50,281            $   57,603
                                                  ==========              ==========            ==========            ==========

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

C.       Business Segment Information (continued)


                                                                           October, 31
                                                                           -----------
                                                                     2001                   2000
                                                                  ----------             ----------
                                                                  (Restated)
      Capital expenditures
          Asbestos removal                                        $        0             $    2,148
          Indoor air quality services                                      0                 53,052
                                                                  ----------             ----------

               Total capital expenditures                         $        0             $   55,200
                                                                  ==========             ==========


      Identifiable assets
          Asbestos removal                                        $2,382,709             $3,661,619
          Environmental services                                      31,349                102,934
          Indoor air quality services                              1,638,877              1,007,067
                                                                  ----------             ----------

               Total assets for reportable segments                4,052,935              4,771,620

      Corporate                                                       50,686                215,195
                                                                  ----------             ----------

               Total assets                                       $4,103,621             $4,986,815
                                                                  ==========             ==========


D.       Loss per share:

         Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average common shares outstanding for the period. As a result, the diluted net loss per share was the same as basic net loss per share for the three and six months ended October 31, 2001 and October 31, 2000, since the effect of any potentially dilutive securities would be anti-dilutive. Options which were excluded from the calculation of diluted loss per share totaled 445,000 with an exercise price of $1.50 for the three and six months ended October 31, 2001 and 2000.

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

F.       Contingencies

         National Abatement Corp. ("NAC"), a wholly-owned subsidiary of the Company, is a co-defendant with one or more additional defendants in lawsuits involving personal injury claims arising from job-site accidents. These plaintiff's claims exceed NAC's applicable insurance coverages; therefore, any judgment or settlement in excess of insurance will require payment by NAC. Claims in excess of insurance coverage total approximately $44,000,000 as of October 31, 2001. In the opinion of management, the amount of ultimate liability of NAC with respect to these actions will not materially affect the financial position, results of operations and cash flows of the Company. However, there can be no assurance that the settlement of the claims will not exceed NAC's insurance coverage, which could have a material effect on the results of financial position, results of operations and cash flows of the Company.

G.       Restatement

         The Consolidated Financial Statements for the quarterly period ended October 31, 2001 have been restated to correct an error in the Consolidated Balance Sheet as of October 31, 2001, Consolidated Statements of Operations for the three and six months ended October 31, 2001, Consolidated Statement of Cash Flows for the six months ended October 31, 2001 and Note A - Basis of Presentation and Principles of Consolidation and Note C - Business Segment Information, where revenue was overstated and the net loss was understated by $162,000 for the three and six months ended October 31, 2001, due to an overstatement of unbilled costs and estimated earnings of billings and uncompleted contracts.

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

Three Months ended October 31, 2001 and 2000

         The following table presents selected consolidated financial data for the periods indicated expressed as a percentage of net sales:



---------------------------------------------------------------------------------------------------------------
                                                     Three months ended                  Six months ended
                                                        October 31,                         October 31,

                                                   2001              2000             2001              2000
---------------------------------------------------------------------------------------------------------------
Earned revenues                                   100.0             100.0             100.0            100.0
Cost of earned revenues                            86.8              82.2              84.5             83.1
---------------------------------------------------------------------------------------------------------------
   Gross profit.........................           13.2              17.8              15.5             16.9
   General and administrative expense
    (excluding depreciation)                       20.3              19.6              19.6             19.7
   Depreciation.......................              1.1               1.0               1.2              1.0
---------------------------------------------------------------------------------------------------------------
   Operating loss...................               (8.2)             (2.8)             (5.3)            (3.8)
   Other expense                                                      (.1)              (.1)             (.3)
---------------------------------------------------------------------------------------------------------------
Net loss                                           (8.2)             (2.9)             (5.4)            (4.1)
---------------------------------------------------------------------------------------------------------------


The following table sets forth our revenues by operating area in the periods indicated:

---------------------------------------------------------------------------------------------------------------
                              Three Months Ended   Three Months Ended     Six Months Ended     Six Months Ended
                               October 31, 2001     October 31, 2000      October 31, 2001     October 31, 2000
---------------------------------------------------------------------------------------------------------------
Asbestos abatement                 $1,439,738           $2,177,000            $3,012,662         $ 4,128,444
---------------------------------------------------------------------------------------------------------------
Indoor air quality services           702,629              406,389             1,137,723             793,008
---------------------------------------------------------------------------------------------------------------
Other environment-al                    7,384               27,116                22,199             335,136
services
---------------------------------------------------------------------------------------------------------------
TOTAL                              $2,149,751        $   2,610,505            $4,172,584         $ 5,256,588
---------------------------------------------------------------------------------------------------------------

Three months ended October 31, 2001 compared to the three months ended October 31, 2000:

In the fiscal quarter ended October 31, 2001, our revenues decreased 18% and cost of earned revenues decreased 13%. Our decrease in revenues and cost of revenues were due to lower levels of asbestos abatement rendered by the Company as a result of on-going competitive market conditions, which were partially offset by an increase in our indoor air quality services as we continue to expand this segment of our business.

For the three months ended October 31, 2001 our gross profit margin was 13.2% as compared to 17.8% for the prior comparable period. Our gross profit margin decreased primarily because our asbestos abatement operations experienced an average lower gross margin from its mix of jobs in progress during the period. One significant job in progress accounted for approximately 29.2% of the Company's cost of earned revenues, and its gross profit margin of 11.1% was less than the Company's margin of 13.2% in the quarter ended October 31, 2001. We have not experienced significant losses on jobs in the current period.

Our gross profit margin decreased in part because our indoor air quality operations experienced an average lower gross profit margin from its mix of jobs in progress during the period when compared to the three months ended October 31, 2000. The average gross profit margins of the Company's jobs in progress was lower at October 31, 2001 than at October 31, 2000 due to the mix of jobs in progress for each period. The Company has not experienced losses from jobs during the current period, and the Company did not experience significant revisions in cost estimates from prior periods.

We have become more selective in bidding on jobs which we believe will improve job margins. We also continue to focus on expanding our customer base and revenues from our indoor air quality services segment.

Our general and administrative expenses decreased 14% primarily due to reductions in salaries and related expenses, and management fees.

The decrease in general and administrative expenses was less than the decrease in gross profit, as a result our net loss of $176,636 in the three months ended October 31, 2001 was greater than our net loss of $77,407 in the comparable 2000 quarter.

Six months ended October 31, 2001 compared to the six months ended October 31, 2000.

During the six months ended October 31, 2001, our revenues decreased 21% and cost of earned revenues decreased 19%. Our decrease in revenues and costs were due to lower levels of both asbestos abatement and other environmental services rendered by the Company as a result of on-going competitive market conditions.

For the six months ended October 31, 2001 our gross profit margin was 15.5% as compared to 16.9% for the prior comparable period. Our gross profit margin decreased primarily because our asbestos abatement operations experienced an average lower gross margin from its mix of jobs in progress during the period. One significant job in progress accounted for 31.5% of the Company's cost of earned revenues, and its gross profit margin of 11% was less than the Company's margin of 15.5% in the six months ended October 31, 2001. We have not experienced significant losses on jobs in the current period.

Our gross profit margin decreased in part because our indoor air quality operations experienced an average lower gross profit margin from its mix of jobs in progress during the period when compared to the six months ended October 31, 2000. The average gross profit margins of the Company's jobs in progress was lower at October 31, 2001 than at October 31, 2000 due to the mix of jobs in progress for each period. The Company has not experienced losses from jobs during the current period, and the Company did not experience significant revisions in cost estimates from prior periods.

We have become more selective in bidding on jobs which we believe will generate high margins. We also continue to focus on expanding our customer base and revenues from our indoor air quality services segment. The decrease in revenues from our environmental services segment are the result of reduced marketing efforts.

Our general and administrative expenses decreased 20% primarily due to reductions in salaries and related expenses, and management fees.

The decrease in general and administrative expenses was less than the decrease in gross profit, as a result our net loss of $225,553 in the six months ended October 31, 2001 was greater than our net loss of $214,339 in the comparable 2000 period.

Liquidity and Capital Resources

The following table sets forth our working capital position at the dates indicated:


----------------------------------------------------------------------------------------------------------
                                                October 31, 2001                           April 30, 2001
----------------------------------------------------------------------------------------------------------
Current assets                                      $3,419,910                               $3,032,076
----------------------------------------------------------------------------------------------------------
Current liabilities                                  4,286,824                               $3,700,318
----------------------------------------------------------------------------------------------------------
Working Capital Deficiency                          $  866,914                               $  668,242
----------------------------------------------------------------------------------------------------------


Net cash used in operating activities was $39,630 for the six months ended October 31, 2001, which was primarily a result of our net loss of $225,553 for the period. Net cash provided by financing activities was $23,423 for the six months ended October 31, 2001, which was primarily a result of proceeds received from shareholder loans.

At October 31, 2001 the Company had total stockholder's deficit of $464,003, had negative working capital of $866,914 and had incurred a net loss of $225,553 during the six months ended October 31, 2001.

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

NAC, a wholly-owned subsidiary of the Company, is a co-defendant with one or more additional defendants in lawsuits involving personal injury claims arising from job-site accidents. These plaintiffs' claims exceed NAC's applicable insurance coverages, therefore, any judgment or settlement in excess of insurance will require payment by NAC and may have a negative impact on profitability. Claims in excess of insurance coverage total approximately $44,000,000 as of October 31, 2001. In the opinion of management, the amount of the ultimate liability of NAC with respect to these actions will not materially affect the financial position, results of operations or net cash flows of the Company.

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


                                   NESCO INDUSTRIES, INC.



Date: March 22, 2002               By: /s/ Lawrence S. Polan
                                      ------------------------------------------
                                      Lawrence S. Polan, Chief Financial Officer