Form 10QSB
period 2002-01-31
NESCO INDUSTRIES INC
filed 2002-03-22
CIK 1099609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2002

[ ]   TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_______________________ to _______________________

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

                                  718/752-2400
                                  ------------
              (Registrant's telephone number, including area code)

________________________________________________________________________________
               (Former name, former address and former fiscal year
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes       [  ]  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, par value $.01, was 6,694,963 as of January 31, 2002

Traditional small business issuer format:   Yes [ ]       No [X]

                             NESCO INDUSTRIES, INC.
                                      INDEX

PART I:  FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets --
              January 31, 2002 (unaudited) and April 30, 2001........................................        3

              Consolidated Statements of Operations--(unaudited)
              for the three months and nine ended January 31, 2002 and 2001..........................      4,5

              Consolidated Statements of Cash Flows (unaudited)
              for nine months ended January 31, 2002 and 2001........................................        6

              Notes to Consolidated Financial Statements.............................................        7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................       13


PART II:  OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds..............................................       21

Item 6.       Exhibits and Reports on Form 8K........................................................       21

Signatures...........................................................................................       22



                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                         ASSETS

                                                               January 31         April 30
                                                                  2002              2001
                                                               -----------       ---------
                                                               (Unaudited)
Current Assets:
  Cash and equivalents                                        $   433,450       $    68,169
  Accounts receivable                                           2,509,564         2,497,904
  Unbilled costs and estimated earnings in excess
    of billings on uncompleted contracts                          426,876           318,247
  Prepaid taxes and expenses                                      163,951            21,427
  Other current assets                                            233,786           126,329
                                                              -----------       -----------
     Total current assets                                       3,767,627         3,032,076
Fixed assets, net                                                 149,358           187,504
Intangibles, net                                                  425,480           455,224
Other assets                                                       97,564            91,264
                                                              -----------       -----------

                                                              $ 4,440,029       $ 3,766,068
                                                              -----------       -----------


                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               January 31         April 30
                                                                  2002              2001
                                                               -----------       ---------
                                                               (Unaudited)
Current  Liabilities:
  Accounts payable and accrued expenses                       $ 2,723,150       $ 2,437,905
  Notes payable, equipment - current portion                                          1,577
  Notes payable, (Bridge Loan)                                    411,000
  Loans payable, shareholders                                     673,490           648,490
  Interest payable                                                214,221           190,052
  Billing in excess of costs and estimated
    earnings on uncompleted contracts                             493,770           422,294
                                                              -----------       -----------
     Total current liabilities                                  4,515,631         3,700,318
Deferred Rental Income                                            269,100           304,200
                                                              -----------       -----------
     Total liabilities                                          4,784,731         4,004,518
                                                              -----------       -----------
Stockholders' Equity:
  Common stock, $.001 par value
     Authorized 25,000,000 shares
     Issued and outstanding  6,694,963 shares                       6,695             6,695
  Capital in excess of par value                                1,083,105           983,105
  Accumulated Deficit                                          (1,434,502)       (1,228,250)
                                                              -----------       -----------
                                                                 (344,702)         (238,450)
                                                              -----------       -----------

                                                              $ 4,440,029       $ 3,766,068
                                                              -----------       -----------



See accompanying notes                                              Page 3 of 22

                    NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDING JANUARY 31, 2002 AND 2001



                                                                January 31
                                                     -----------------------------------
                                                         2002                2001
                                                         ----                ----
                                                                (Unaudited)

Earned Revenues                                       $ 2,640,623        $ 1,927,058

Cost of earned revenues                                 2,106,172          1,440,179
                                                      -----------        -----------

     Gross profit                                         534,451            486,879

General and administrative expenses                       511,551            525,419
                                                      -----------        -----------

Operating loss                                             22,900            (38,540)
                                                      -----------        -----------

Other Income (Expense):
       Sub-lease income                                    11,700             11,700
       Interest expense, net                              (28,709)           (14,226)
                                                      -----------        -----------

Loss before income taxes                                    5,891            (41,066)

Income tax benefit                                        (13,410)
                                                      -----------        -----------

      Net Income (Loss)                               $    19,301        $   (41,066)
                                                      -----------        -----------

Basic and diluted loss per share                      $       -          $     (0.01)
                                                      -----------        -----------

Weighted average common shares outstanding -
       basic and diluted                                6,694,963          6,614,963
                                                      -----------        -----------


See accompanying notes                                              Page 4 of 22

                    NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDING JANUARY 31, 2002 AND 2001



                                                                January 31
                                                     -----------------------------------
                                                         2002                2001
                                                         ----                ----
                                                                (Unaudited)
Earned Revenues                                      $ 6,813,207         $ 7,183,646

Cost of earned revenues                                5,631,923           5,808,276
                                                     -----------         -----------

     Gross profit                                      1,181,284           1,375,370

General and administrative expenses                    1,378,975           1,615,205
                                                     -----------         -----------

Operating loss                                          (197,691)           (239,835)
                                                     -----------         -----------

Other Income (Expense):
     Sub-lease income                                     35,100              35,100
     Interest expense, net                               (58,817)            (50,670)
                                                     -----------         -----------

Loss before income taxes                                (221,408)           (255,405)

Income tax benefit                                       (15,156)
                                                     -----------         -----------

      Net Loss                                       $  (206,252)        $  (255,405)
                                                     -----------         -----------

Basic and diluted loss per share                     $     (0.03)        $     (0.04)
                                                     -----------         -----------

Weighted average common shares outstanding -
        basic and diluted                              6,694,963           6,614,963
                                                     -----------         -----------



See accompanying notes                                              Page 5 of 22

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDING JANUARY 31, 2002 AND 2001


                                                                                 January 31
                                                                       --------------------------------
                                                                             2002            2001
                                                                             ----            ----
                                                                                 (Unaudited)
Cash Flows from Operating Activities:
   Net loss                                                             $  (206,252)    $  (255,405)
       Adjustments to reconcile net loss to
       net cash provided (used) by operating activities:
           Amortization of discount on bridge loan                           11,000
           Amortization of deferred sub-lease income                        (35,100)        (35,100)
           Depreciation and amortization                                     82,766          80,507
           Provision for bad debts                                          (16,565)         14,689
           Changes in operating assets and liabilities:
              Accounts receivable                                             4,905         679,352
              Prepaid expenses and taxes                                   (142,524)       (238,254)
              Other current assets                                          (35,534)         52,502
              Unbilled costs and estimated earnings in excess
                  of billings on uncompleted contracts                     (108,629)        152,765
              Other assets                                                   (6,300)          3,067
              Accounts payable and accrued expenses                         253,164        (577,249)
              Billings in excess of costs and estimated
                  earnings on uncompleted contracts                          71,476          64,618
                                                                         ----------       ---------
                     Net cash used by operating activities                 (127,593)        (58,508)
                                                                         ----------       ---------
Cash Flows from Investing Activities:
   Purchase of fixed assets                                                  (5,549)        (53,069)
   Proceeds from sub-lease                                                                  397,800
                                                                         ----------       ---------
                     Net cash provided (used) by investing activities        (5,549)        344,731
                                                                         ----------       ---------
Cash Flows from Financing Activities:
   Payment of equipment notes                                                (1,577)        (10,278)
    Proceeds from bridge loan                                               500,000
    Payment of financing costs                                              (25,000)
   Net proceeds (repayment) of shareholder loans                             25,000        (249,877)
                                                                         ----------       ---------
                     Net cash provided (used) by financing activities       498,423        (260,155)
                                                                         ----------       ---------
Net increase in cash and equivalents                                        365,281          26,068
Cash and equivalents, beginning of year                                      68,169          32,515
                                                                         ----------       ---------
Cash and equivalents, end of period                                      $  433,450       $  58,583
                                                                         ----------       ---------

Non cash financing activities:
           On January 10, 2002, the Company granted warrants to purchase 200,000 shares of the
           Company's common stock at an exercise price of $.50 per share. The estimated fair value of these warrants, which totals $100,000 was recorded as a loan discount and will be amortized over the loan term.


See accompanying notes                                              Page 6 of 22

A.       Organization, Operations and Significant Accounting Policies

         General:

         The unaudited consolidated interim financial statements, and accompanying notes included herein, have been prepared by NESCO Industries, Inc., (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for interim periods. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results of the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report filed with the Securities and Exchange Commission (Form 10-KSB for the fiscal year ended April 30, 2001, as amended).

         Basis of Presentation and Principles of Consolidation:

         The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as of January 31, 2002, the Company has an accumulated deficit in stockholders' equity of $344,702, negative working capital of $748,004 and has incurred a net loss of $206,252 for nine months ended January 31, 2002.

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

B. During the three and nine months ended January 31, 2002, one customer comprised 18% and 26% of revenues, respectively.

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

         The following table presents the Company's business segment financial information:


                                                           Three Months                             Nine months
                                                         Ended January 31,                        Ended January 31,
                                                     2002                2001               2002                   2001
                                                     ----                ----               ----                   ----
        Revenues
        Asbestos removal                          $1,783,544          $1,260,162        $  4,796,206            $ 5,388,606
        Environmental services                        25,107             130,030              47,306                465,166
        Indoor air quality services                  831,972             536,866           1,969,695              1,329,874
                                                  ----------          ----------        ------------            -----------

                  Total revenues                  $2,640,623          $1,927,058        $  6,813,207            $ 7,183,646
                                                  ----------          ----------        ------------            -----------

        Operating income (loss)
           from segments
        Asbestos removal                          $  153,978          $      241        $    231,773            $   108,421
        Environmental services                        (7,295)            (28,451)            (45,870)              (155,973)
        Indoor air quality services                   64,415             (12,292)            (40,660)               (82,574)
                                                  ----------          ----------        ------------            -----------

                                                     211,098             (40,502)            145,243               (130,126)

        Corporate expenses, net                     (188,198)              1,962            (342,934)              (109,709)
        Interest expense, net                        (28,709)            (14,226)            (58,817)               (50,670)
        Other income, net                             11,700              11,700              35,100                 35,100
        Income tax benefit                            13,410                                  15,156
                                                  ----------          ----------        ------------            -----------

                  Net income (loss)               $   19,301          $  (41,066)       $   (206,252)           $  (255,405)
                                                  ==========          ==========        ============            ===========

        Depreciation and
          amortization
        Asbestos removal                          $    2,602          $    4,176        $      7,805            $    12,527
        Environmental services                           304                 305                 912                    913
        Indoor air quality services                   18,624              13,641              60,038                 52,344
        Corporate                                     10,955               4,782              14,011                 14,723
                                                  ----------          ----------        ------------            -----------
             Total depreciation and
                 amortization                     $   32,485          $   22,904        $     82,766            $    80,507
                                                  ==========          ==========        ============            ===========



                                                        Three Months                             Nine Months
                                                     Ended January 31,                        Ended January 31,
                                                  2002                2001                 2002                2001
                                                  ----                ----                 ----                ----
     Capital expenditures
         Asbestos removal                       $      0          $        0            $        0         $        0
         Indoor air quality services               5,549               1,675                 5,549             50,921
                                                --------          ----------            ----------         ----------

            Total capital expenditures          $  5,549          $    1,675            $    5,549         $   53,069
                                                ========          ==========            ==========         ==========

     Identifiable assets
         Asbestos removal                       $287,118          (1,021,599)           $2,669,827         $2,640,020
         Environmental services                   26,152              21,383                57,501            124,317
         Indoor air quality services            (468,945)            197,107             1,169,932          1,204,174
                                                --------          ----------            ----------         ----------

            Total assets for reportable
              segments                          (155,675)           (803,109)            3,897,260          3,968,511

     Corporate                                   492,083              28,711               542,769            243,906
                                                --------          ----------            ----------         ----------

              Total assets                      $336,408         ($  774,398)           $4,440,029         $4,212,417
                                                ========          ==========            ==========         ==========


E.       Loss per share:

         Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average common shares outstanding for the period. As a result, the diluted net loss per share was the same as basic net loss per share for the three and nine months ended January 31, 2002 and January 31, 2001, since the effect of any potentially dilutive securities would be anti-dilutive. Options, which were excluded from the calculation of diluted loss per share, totaled 445,000 with an exercise price of $1.50 for the three and nine months ended January 31, 2002 and 2001.

F.       New accounting pronouncements:

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

         In August 2001, the FASB issued Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS 121, while retaining many of the requirements of such statement. The Company is currently assessing but has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

G.       Contingencies

         National Abatement Corp. ("NAC"), a wholly-owned subsidiary of the Company, is a co-defendant with one or more additional defendants in lawsuits involving personal injury claims arising from job-site accidents. These plaintiff's claims exceed NAC's applicable insurance coverages; therefore, any judgment or settlement in excess of insurance will require payment by NAC. Claims in excess of insurance coverage total approximately $44,000,000 as of January 31, 2002. In the opinion of management, the amount of ultimate liability of NAC with respect to these actions will not materially impact the financial position, results of operations and cash flow of the Company. However, there can be no assurance that the settlement of these claims will not exceed NAC's insurance coverage, which could have a material impact on the financial position, results of operations and cash flows of the Company.

H.       Bridge Loan

         On January 10, 2002, the Company secured bridge financing in the amount of $500,000 from KSH Strategic Investment Fund I, LP ("KSH") and Cleveland Overseas, Ltd ("Cleveland"). In exchange, KSH and Cleveland was granted five-year warrants to purchase a total of 200,000 shares of the Company's common stock at an exercise price of $.50 per share and a promissory note in the principal amount of $500,000 at a 10% rate of interest secured by substantially all of the assets of the Company. The promissory note will mature on the earlier of July 10, 2002 or the initial closing of the anticipated private placement of a minimum of $1,000,000 of the Company's securities, unless the private placement does not close by March 29, 2002, in which case the maturity date will be extended to October 10, 2002. The estimated fair value of the warrants granted to KSH and Cleveland, subject to valuation, totals $100,000, and was recorded as a loan discount and will be amortized over the loan term of six months.

         The Company has paid KSH Investment Group Inc., a registered broker-dealer and affiliate of KSH, $25,000 and issued 75,000 shares of the Company's restricted common stock as a fee for arranging the bridge financing. This fee has been recorded as deferred financing costs and will be amortized over the loan term of six months.

         The Company is retaining KSH Investment Group Inc. to act as placement agent for the anticipated private placement.

I.       Prior quarter adjustment

         During the quarter ended January 31, 2002, the Company corrected an error in the Form 10-Q for the fiscal quarter ended October 31, 2001. This error overstated revenue and understated net loss by $162,000 in the three and six months ended October 31, 2001, due to an overstatement of unbilled costs and estimated earnings in excess of billings and uncompleted contracts. The Form 10-Q for the fiscal quarter ended October 31, 2001 has been amended to reflect this restatement. The results of operations for the three and nine months ended January 31, 2002 reflect the corrected presentation.

Item 2.     Management's Discussion And Analysis Of Financial
            Condition And Results Of Operations

When used in this discussion, the words "expect(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the possible results, described in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures which discuss factors which affect our business, including the discussion under the caption "Risk Factors" in our Registration Statement on Form 10-SB, filed November 29, 1999, and amended January 31, 2000, May 11, 2001 and March 5, 2002.

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

Critical Accounting Policies

The Company considers certain accounting policies related revenue recognition, impairment of long-lived assets, allowance for doubtful accounts and valuation of deferred tax assets to be critical policies due to the estimation processes involved in each.

Revenue Recognition

The Company derives a significant portion of its revenue from fixed price contracts, which require continuing estimations of costs to complete for each job, each of which are viewed as individual profit centers. From time to time due to job conditions, job scheduling and productivity, the cost to complete estimates are revised upward or downward which correspondingly increases or decreases both estimated revenues and estimated gross profits, and earned revenues and earned gross profits. The Company uses the percentage of completion method, to recognize revenue for each project. When the estimate indicates a loss, that is, estimated costs exceed estimated revenues, the entire estimated loss is recognized in the Company's results of operations. Any changes in estimated amounts including contract losses could be material to the Company's results of operation in both current and future periods, as jobs progress to completion.

Allowance for Doubtful Accounts

The Company records an allowance for uncollectible amounts based on a review of the collectibility of its accounts receivable. Management determines the adequacy of this allowance by analyzing historical bad debts, continually evaluating individual customer receivables and considering the customer's financial condition and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. Our accounts receivable balance as of January 31, 2002 was $2,509,564, net of allowance for doubtful accounts of $317,389.

Impairment of Long Lived Assets

The Company's long-lived assets include goodwill and other intangible assets with a carrying value of $425,480 as of January 31, 2002. In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges that were not previously recorded for these assets.

Valuation of Deferred Tax Assets

The Company records the tax benefit of unused income tax losses and credits as recoverable assets and evaluates the realizability of recorded deferred tax assets by considering future cash flows and the applicability tax laws, tax jurisdictions and certain other assumptions. The Company has determined that a one hundred percent (100.0%) valuation allowance is appropriate at the present time, therefore, the carrying value of the Company's deferred tax asset is zero in amount, and is evaluated on a quarterly basis.

Three Months ended January 31, 2002 and 2001

The following table presents selected consolidated financial data for the periods indicated expressed as a percentage of net sales:


=====================================================================================================================
                                                     Three Months Ended                  Nine Months Ended
                                                        January 31,                         January 31,

                                                   2002              2001             2002              2001
---------------------------------------------------------------------------------------------------------------------
Earned revenues                                   100.0             100.0             100.0            100.0
Cost of earned revenues                            79.8              74.7              82.7             80.9
---------------------------------------------------------------------------------------------------------------------
   Gross profit                                    20.2              25.3              17.3             19.1
   General and administrative
     expense (excluding depreciation)              18.2              25.9              19.              21.3
   Depreciation                                     1.1               1.4               1.3              1.1
---------------------------------------------------------------------------------------------------------------------
   Operating income (loss)                           .9              (2.0)             (3.0)            (3.3)
   Other expense                                    (.2)              (.1)              (.1)             (.2)
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    .7              (2.1)             (3.1)            (3.5)
=====================================================================================================================


The following table sets forth our revenues by operating area in the periods indicated:


---------------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                     Nine Months Ended
                                                   January 31,                            January 31,
---------------------------------------------------------------------------------------------------------------------
                                                2002                 2001               2002             2001
---------------------------------------------------------------------------------------------------------------------
Asbestos abatement                            $1,783,544           $1,260,162        $4,796,206       $5,388,606
---------------------------------------------------------------------------------------------------------------------
Indoor air quality services                      831,972              536,866         1,969,695        1,329,874
---------------------------------------------------------------------------------------------------------------------
Other environmental
  services                                        25,107              130,030            47,306          465,166
---------------------------------------------------------------------------------------------------------------------
TOTAL                                         $2,640,623           $1,927,058        $6,831,207       $7,183,646
---------------------------------------------------------------------------------------------------------------------


Three months ended January 31, 2002 compared to the three months ended January 31, 2001:

In the fiscal quarter ended January 31, 2002, our revenues increased 37.0%, and cost of earned revenues increased 46.3%. Our increase in revenues and costs were due to increased levels of both asbestos abatement and our indoor air quality services as we continue to expand this segments of our business. As a result our gross margin decreased to 20.2% compared to 25.3% in the three months ended January 31, 2001. The lower gross margin was primarily due to lower average margins from our asbestos abatement operations as a result of on-going competitive conditions in a finite market that lacks a recurring services component.

Our asbestos abatement operations experienced an average lower gross margin from its mix of jobs in progress during the period. One significant job in progress accounted for approximately 20% of the Company's cost of earned revenues, and its gross profit margin of 11.1% was less than the Company's margin of 20.2% in the quarter ended January 31, 2002. We have not experienced any significant losses on jobs in the current period.

Our indoor air quality operations experienced an average lower gross profit margin from its mix of jobs in progress during the period when compared to the three months ended January 31, 2001. The average gross profit margins of the Company's jobs in progress was lower at January 31, 2002 than at January 31, 2001 due to the mix of jobs in progress for each period. The Company has not experienced losses from jobs during the current period, and the Company did not experienced significant revisions in cost estimates from prior periods.

We continue to focus on expanding our customer base and revenues from our indoor air quality services segment. The decrease in revenues from our environmental services segment are the result of reduced marketing efforts.

Our general and administrative expenses decreased by 3% for the three months ended January 31, 2002 as compared to the three months ended January 31, 2001.

Interest expense increased by 101.8% due to interest accrued on a bridge loan received on January 10, 2002 and amortization of discount on this loan for the period.

Income tax benefit increased by $13,410 due to refunds received for prior year taxes.

As a result of our increase in gross profit dollars, our net income was $19,301 in the three months ended January 31, 2002 as compared to our net loss of $41,066 in the comparable 2001 period.

Nine months ended January, 2002 compared to the nine months ended January 31, 2001.

During the nine months ended January 31, 2002, our revenues decreased 5.2%, cost of earned revenues decreased 3.1%. Our decrease in revenues and costs were due to lower levels of both asbestos abatement and other environmental services rendered by the Company as a result of on-going competitive conditions in these finite markets that lack recurring services components.

Our asbestos abatement operations experienced an average lower gross profit margin from its mix of job in progress during the period. One significant job in progress accounted for approximately 27% of the Company's cost of earned revenues, and its gross profit margin of 11.1% was less than the Company's margin of 17.3% in the nine months ended January 31, 2002. We have not experienced significant losses on jobs from our asbestos abatement segment.

Our indoor air quality operations experienced an average lower gross profit margin from its mix of jobs in progress during the period when compared to the nine months ended January 31, 2001. The average gross profit margins of the Company's jobs in progress was lower at January 31, 2002 than at January 31, 2001. The Company has not experienced losses from jobs during the current period, and the Company did not experience significant revisions in cost estimates from prior periods.

We continue to focus on expanding our customer base and revenues from our indoor air quality services segment. The decrease in revenues from our environmental services segment are the result of reduced marketing efforts.

Our general and administrative expenses decreased 14.6% principally due to reductions in salaries and related expenses, and management fees.

Interest expense increased by 16.1% due to interest accrued on a bridge loan received on January 10, 2002 and amortization of discount on this loan for the period.

Income tax benefit increased by $15,156 due to refunds received for prior year taxes.

The decrease in general and administrative expenses was greater than the decrease in gross profit and as a result, our net loss of $206,252 in the nine months ended January 31, 2002 was less than our net loss of $255,405 in the comparable 2001 period.


Liquidity and Capital Resources

The following table sets forth our working capital position at the dates indicated:

--------------------------------------------------------------------------------
                                January 31, 2002          April 30, 2001
--------------------------------------------------------------------------------
Current assets                      $3,767,627              $3,032,076
--------------------------------------------------------------------------------
Current liabilities                  4,515,631              $3,700,318
--------------------------------------------------------------------------------
Working Capital Deficiency          $  748,004              $  668,242
--------------------------------------------------------------------------------


Net cash used in operating activities was $127,593 for the nine months ended January 31, 2002, which was primarily a result of our net loss of $206,252 for the period. Net cash provided by financing activities was $498,423 for the nine months ended January 31, 2002, which was primarily a result of proceeds received from the bridge loan of $500,000.

At January 31, 2002 the Company had total stockholder's equity deficit of $344,702, had negative working capital of $748,004 and had incurred a net loss of $206,252 during the nine months ended January 31, 2002.

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

NAC, a wholly-owned subsidiary of the Company, is a co-defendant with one or more additional defendants in lawsuits involving personal injury claims arising from job-site accidents. These plaintiff's claims exceed NAC's applicable insurance coverages, therefore, any judgment or settlement in excess of insurance will require payment by NAC. Claims in excess of insurance coverage total approximately $44,000,000 as of January 31, 2002. In the opinion of management, the amount of ultimate liability of NAC with respect to these actions will not materially affect the financial position, results of operations and cash flow of the Company. However, there can be no assurance that the settlement of the claims will not exceed NAC's insurance coverage, which could have a material effect on the results of financial position, results of operations and cash flows of the Company.

The following table provides a summary of our contractual obligations at January 31, 2002:


                                                                     Less than            1-3           3 or More
                                                    Total             1 Year             Years            Years
                                                --------------   ---------------      -----------     --------------
Notes Payable, (Bridge Loan) (a)                  $   500,000      $   500,000
Loans payable, shareholders (b)                       673,490          673,490
Operating leases (c)                                1,251,777          211,680          384,805           655,292
                                                  -----------      -----------        ---------         ---------

     Total contractual obligations                $ 2,425,267      $ 1,385,170        $ 384,805         $ 655,292
                                                  ===========      ===========        =========         =========


(a)      Notes payable (Bridge Loan):

         On January 10, 2002, the Company received bridge financing in the amount of $500,000 evidenced by a secured promissory note in this amount with an annual interest rate of 10%. This note will mature on the earlier of July 10, 2002 or the initial closing of the anticipated private placement of a minimum of $1,000,000 of the Company's securities, unless the private placement does not close by March 20, 2002, in which case the maturity date will be extended to October 10, 2002. The note is secured by substantially all of the assets of the Company. The lenders were granted warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $.50 per share, which have not yet been issued. The estimated fair value of these warrants, subject to valuation, which total $100,000 was recorded as a loan discount and will be amortized over the loan term. An affiliate of the lenders received $25,000 and 75,000 shares of restricted common stock for arranging the financing. These fees have been recorded as deferred financing costs and will be amortized over the loan term of six months.

(b)      Loans payable, shareholders:

         The loans payable to shareholders are due on demand, bear interest at varying rates, and are unsecured. Interest payable on borrowings outstanding amounted to $204,795 as of January 31, 2002.

(c)      Operating leases

         We have entered into operating leases for office and warehouse facilities, which expire through September 30, 2008.

         At January 31, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships.


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

In August 2001, the FASB issued Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", (SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS 121, while retaining many of the requirements of such statement the Company is currently evaluating the impact this may have but has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

                           PART II: OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

On January 10, 2002, the Company secured bridge financing in the amount of $500,000 from KSH Strategic Investment Fund I, LP ("KSH") and Cleveland Overseas, Ltd ("Cleveland"). In exchange, KSH and Cleveland were granted five-year warrants to purchase a total of 200,000 shares of the Company's common stock at an exercise price of $.50 per share and a promissory note in the principal amount of $500,000 at a 10% rate of interest secured by substantially all of the assets of the Company. The promissory note will mature on the earlier of July 10, 2002 or the initial closing of the anticipated private placement of a minimum of $1,000,000 of the Company's securities, unless the private placement does not close by March 29, 2002, in which case the maturity date will be extended to October 10, 2002.

The Company has paid KSH Investment Group Inc., a registered broker-dealer and affiliate of KSH, $25,000 and 75,000 shares of the Company's restricted common stock as a fee for arranging the bridge financing. The Company is retaining KSH Investment Group Inc. to act as placement agent for the anticipated private placement.

The issuance of 75,000 shares of the Company's common stock to KSH Investment Group, Inc., and the grant of five-year warrants to KSH and Cleveland to purchase a total of 200,000 shares of the Company's common stock at an exercise price of $.50 per share, was exempt from registration pursuant to Rule 506 under Regulation D of the Securities Act of 1933, as amended.

Item 6.     Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

The following Reports on Form 8-K were filed in the quarter ended January 31, 2002:

         o On January 25, 2002, the Company filed a Current Report on Form 8-K to report the completion of the $500,000 bridge financing transaction under Item 5 - "Other Events".

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