Form 10-K
period 2002-04-30
NESCO INDUSTRIES INC
filed 2002-08-13
CIK 1099609

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE FISCAL YEAR ENDED April 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD ______________ to _______________.

                        COMMISSION FILE NUMBER: 000-28307
                                                ---------

                             NESCO INDUSTRIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                        NEVADA                                                    13-3709558
                        ------                                                    ----------
(State or other jurisdiction of incorporation or organization)           (IRS Employer Identification No.)

              22-09 Queens Plaza North, Long Island City, New York                   11101
              ----------------------------------------------------                   -----
                    (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (718) 752-2400
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

      (Title of each class)         (Name of each exchange on which registered)

             None                                      None
             ----                                      ----

Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were:   $8,829,421

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, at August 6, 2002, was $1,106,652.

At August 6, 2002, the registrant had 6,769,963 shares of Common Stock outstanding. Transitional Small Business Disclosure Format: Yes [ ] No [X]

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

                                                                                                              PART I
Item 1.      Description of Business......................................................................        2

Item 2.      Description of Property......................................................................       10

Item 3.      Legal Proceedings............................................................................       11

Item 4.      Submission of Matters to a Vote of Security Holders..........................................       13

Item 5.      Market Price of and Dividends on Common Equity
             and Other Shareholder Matters................................................................       14

Item 6.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................................................       17

Item 7.      Financial Statements.........................................................................27 (F1-F27)

Item 8.      Changes in and Disagreements With Accountants................................................       28

Item 9.      Directors, Executive, Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act............................................       29

Item 10.     Executive Compensation.......................................................................       31

Item 11.     Security Ownership of Certain Beneficial Owners and Management...............................       34

Item 12.     Certain Relationships and Other Transactions.................................................       36

Item 13.     Exhibits and Reports on Form 8-K.............................................................       38

SIGNATURES   .............................................................................................       40

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Forward-looking statements frequently convey our current expectations regarding, among other things,

         o    the success of our various business segments,
         o    our ability to secure financing through debt and equity markets,
         o    new product and services applications,
         o    strategic acquisitions, collaborations and relationships,
         o    research and development activities,
         o    regulatory submissions and approvals,
         o    outcomes of lawsuits, disputes and negotiations,
         o    impacts of events on our financial condition and operations, and similar operating matters. Any or all of our forward-looking statements may turn out to be wrong. Many factors may cause actual results to differ from forward-looking statements, including inaccurate assumptions and a broad variety of risks and uncertainties, some of which are known and others of which are not. Known risks and uncertainties include those identified from time to time in our reports filed with the Securities and Exchange Commission, which should be considered together with any forward-looking statement. No forward-looking statement is a guarantee of future results or events, and one should avoid placing undue reliance on such statements. We claim the protection of the safe harbor for forward-looking statements that is contained in the Private Securities Litigation Act of 1995. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements made in this report or in our other reports filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         A. Business Development.

NESCO Industries, Inc. (hereinafter sometimes referred to as "we" or the "Company") is engaged in providing indoor air quality testing, monitoring and remediation, asbestos abatement services, and other environmental services through its wholly-owned subsidiaries, NAC/Indoor Air Professionals, Inc., National Abatement Corp. and NAC Environmental Services, Inc.

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

In June 1999, we formed NAC/Indoor Air Professionals, Inc. ("IAP") through which we provide indoor air quality testing, monitoring and remediation services, primarily in New York, New Jersey and Connecticut. Prior to the organization of IAP, we provided limited indoor air quality services through NACE.

         B. Business of the Issuer.

            1. Principal products and services and their markets.

               a. NAC/Indoor Air Professionals, Inc.

IAP provides indoor air quality testing, monitoring and remediation services. Upon its organization, IAP took over the indoor air quality services segment previously conducted by NACE. In July 1999, operations were expanded by acquiring the name and certain other assets from, and hiring personnel formerly employed by, a Long Island, New York based indoor air quality contractor. The acquisition price of $637,860 was paid through the issuance of 364,963 shares of common stock valued at $500,000 and cash. The purchase price was allocated $500,000 to "goodwill", $50,000 to covenants not to compete, and the balance to other assets.

On December 5, 2000, IAP acquired certain equipment and intangible assets in connection with an asset purchase agreement entered into with two individuals. The purchase price of $100,000 was paid through the issuance of 80,000 shares of common stock valued at $100,000. The purchase price was allocated $88,450 to equipment and $11,550 to intangible assets.

IAP provides an integrated approach to indoor air quality issues by offering services such as facility investigation and diagnosis, remediantion and ultimately preventative monitoring/maintenance. Its services include testing, monitoring and removal of indoor air contaminants (such as mold and mildew), including sanitization of duct/HVAC systems and subsequent retrofitting and replacement of HVAC equipment and parts. Indoor air quality is an important concern in a wide variety of industries and facilities, including hospitals and other health care facilities, pharmaceutical and medical device companies, food manufacturing facilities, cruise ships, commercial and government office buildings, laboratories, universities, schools and retail outlets. This concern results from increased awareness of health, mechanical and fire hazards, related litigation exposure, and compliance with federal and state indoor air quality mandates. As a result of increased awareness of indoor air quality as a health issue, terms such as "Sick Building Syndrome" and "Building Related Illness" have come into common use.

IAP provides its services on a project contract basis. Individual projects are competitively bid, although many requests for bids from private owners are subject to changes in specifications, additions and other factors with the result that the final terms are negotiated. The majority of contracts undertaken are on a fixed price basis with monthly billings based upon percentage of completion or a schedule of values, less retainage. Responsibility for each contract is assigned to a project manager. IAP provides its indoor air quality services using a qualified labor force in accordance with federal and state indoor air quality mandates, contract specifications, and source removal techniques to provide a level of cleaning in compliance with the National Air Duct Cleaners Association ("NADCA") Standard 1992-01. IAP is a member of the NADCA.

IAP owns and operates the latest in source removal cleaning equipment. Its present service area includes primarily the New York/New Jersey/Connecticut Tri-State area. The Company is aggressively seeking to expand IAP's service area to include the entire East Coast as well as other strategic areas of the country.

               b. National Abatement Corp.

NAC has expertise in all types of asbestos abatement including removal and disposal, enclosure (constructing structures around asbestos-containing area) and encapsulation (spraying asbestos-containing materials with an approved sealant). Asbestos abatement is principally performed in commercial buildings, hospitals, government and institutional buildings, universities and industrial facilities. NAC's revenues in the past two fiscal years ended April 30 were as follows: 2002 -- $6,570,077 (74.4% of the total Company revenues); 2001 -- $6,883.778 (75.7% of total Company revenues).

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

               c. NAC Environmental Services, Inc.

NAC Environmental Services Corp. has in the past been a full service environmental firm with a focus on remediation, closure and cost effectiveness. Services offered by NACE in the past have included Phase I, II, and III environmental assessments, including underground storage tank removals, injection well closures, soil and groundwater treatment systems, contaminated soil removal and emergency response.

               d. Backlog.

At April 30, 2002, we had contracts, including contract work in progress, representing future revenues of approximately $2,381,070. At April 30, 2001, we had contracts representing future revenues of approximately $1,672,709.

            2. Distribution Methods.

We undertake work primarily pursuant to written "fixed price" contracts which are obtained through competitive bidding, or on a negotiated, non-bid basis. Work performed in excess of the original contract amount is usually done pursuant to a formal change order or purchase order. The incidence of time and material contracts, and unit price contracts are not significant.

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

We supplement our direct sales effort through regular advertising in trade publications, direct mailings to selected industrial and engineering firms (e.g., in the indoor air quality area, to industries that are most affected by indoor air quality issues), strategic telemarketing and regular participation in industry conferences and trade shows. In the indoor air quality business, we are exploring strategic acquisitions and relationships to expand our services.

            3. New Products or Services.

Prior to the organization of IAP in June 1999, the indoor air quality segment of our business was not significant. Due to increased public awareness of the series health and other risks related to poor indoor air quality, we intend to allocate more resources to promoting and expanding this segment. If this transition is successful and we achieve our operational goals, we expect IAP to generate higher revenues and margins than our other business segments. However, barriers to entry, competitive pressures, and transition costs, among other things, could delay our ability to recognize higher revenues and margins in this segment.

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

            6. Major Customers.

Our customers include owners of commercial real estate, managing agents and general contractors, industrial facilities and hospitals and educational institutions. During the fiscal year ended April 30, 2002, approximately 94% of our operating revenues were derived from commercial and industrial clients, and approximately 6% was derived from institutional customers such as educational institutions and hospitals. The mix for the prior fiscal year was approximately 85% commercial and industrial, and 15% institutional.

Due to the nature of our business, which involves contracts that are often completed within one year, customers that account for a significant portion of revenues in one year may not represent a significant portion of revenues in subsequent years.

In the fiscal year ended April 30, 2002, two customers accounted for 41% of the Company's revenues. PPC Construction LLC, a commercial and residential property holder, accounted for 28% and Structure Tone, Inc., a large general contractor, accounted for 13%. In the prior fiscal year, three customers accounted for approximately 44% of the Company's revenues. BTE Equipment, PPC Construction LLC and Waldorf Carting, accounted for 19.9%, 13.5% and 10.7%, respectively.

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

While there are indoor air quality mandates at the state and federal levels, IAP's business is not subject to or dependent upon material governmental regulation at the state or federal levels.

Certain services offered by us are required to be performed by licensed individuals. As indicated above, we frequently subcontract with third parties for services which require licensing or permits (e.g., transportation of hazardous waste).

            10. Research and Development.

We continuously pursue innovative and creative approaches and methods for providing services to our customers. We do not, however, engage in any significant research and development activities.

            11. Environmental Compliance.

We routinely handle waste materials in the ordinary course of our business, some of which may be considered to be hazardous wastes. We are subject to numerous local, state and federal laws and regulations concerning the containment and disposal of asbestos, pursuant to which we have been required to incur compliance and clean-up costs. Compliance with environmental laws and regulations due to currently unknown circumstances or developments could result in substantial costs and have a material adverse effect on our results of operations and financial condition.

            12. Employees.

As of August 6, 2002, we had 18 full time employees, of which 2 are executives, 2 of which engage in sales and marketing, and the remaining 14 employees are technical, production and administrative personnel. One of our executive officers (Lawrence S. Polan) devotes less than full time to his duties as described in the information set forth in Item 9 hereof.

In addition to our "permanent" work force, we typically hire temporary laborers to staff IAP and NAC projects. Laborers on IAP projects are not represented by labor unions and are not covered by a collective bargaining agreement. Temporary laborers on our NAC projects are generally represented by a labor union and, in New York and New Jersey, are covered by a collective bargaining agreement between the Company and the Mason Tenders Union. NAC also employs union laborers with other affiliations depending on project jurisdiction, on a project by project basis. Our permanent work force is not unionized.

We believe we have good relations with our employees, and have never incurred a significant work stoppage due to any strike or protest by our employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

We sublease our executive and administrative offices and warehouse space (approximately 5,850 square feet) from Petrocelli Electric Co., Inc. Petrocelli Electric Co., Inc. is owned and controlled by Santo Petrocelli, Sr., our Chairman, and members of Mr. Petrocelli's family, including his son, Santo Petrocelli, Jr., who is a director of the Company. There is no written sublease or term specified for this sublease. We pay a gross rent (i.e., our rental includes utilities, taxes, common area maintenance and other typical tenant charges) of $14.00 per square foot ($81,900 per year) which approximates Petrocelli Electric Co., Inc.'s prime tenancy costs. We believe that our occupancy costs under this sublease arrangement are no higher than market, and that the terms are no less favorable to us than we could have obtained through arms-length negotiation with non-affiliated parties.

We also rent a small amount of storage area in midtown Manhattan (approximately 170 square feet) at an annual rent of approximately $5,800.

We believe our offices and other facilities are adequate for our present needs.

ITEM 3.  LEGAL PROCEEDINGS.

National Abatement Corp. ("NAC"), a wholly-owned subsidiary of the Company, is a co-defendant with one or more defendants in the following civil actions, all of which are pending in the Supreme Court of the State of New York, Counties of New York, Kings and Queens, and relate to property damage and/or bodily injury claims which arose in the ordinary course of NAC's business operations:

----------------------------------------------------------------------------------------

Date Proceeding                                     Claimants            Amount Of Claim
     Began                Plaintiff                Against NAC           Against NAC ($)
----------------------------------------------------------------------------------------
12/12/95          Ralph LoRusso and Phillis   Ralph LoRusso and              4,250,000
                  LoRusso                     Phillis LoRusso
----------------------------------------------------------------------------------------
4/18/97           Manuel Zumba                Manuel Zumba                  10,000,000
----------------------------------------------------------------------------------------
7/20/99           Andrzes Jakubowski and      New York University            4,250,000
                  Pyonka Jakubowski
----------------------------------------------------------------------------------------
12/15/99          Gerald J. Gliber, Becky     Norman Buchbinder,             5,000,000
                  Gliber, Individually and    Zohar Ben Dov,
                  As parents of Andrew Gliber Culinary Associates
                                              No. 2,A J Clarke Mgmt.
                                              Corp., Angel Rivera
----------------------------------------------------------------------------------------
1/8/01            Josef Petru                 Cushman & Wakefield            4,000,000
                                              Inc. and Solovieff
                                              Realty Co., LLC
----------------------------------------------------------------------------------------
1/18/01           20 Place Associates         20 Place Associates            2,000,000
----------------------------------------------------------------------------------------
7/25/01           Boston Properties, Inc.     Boston Properties,             1,879,472
                  and Boston Properties       Inc. and Boston
                  Limited Partnership         Properties Limited
                                              Partnership
----------------------------------------------------------------------------------------
11/20/01          Marcin Majewski             Marcin Majewski               20,000,000
----------------------------------------------------------------------------------------
11/29/01          Efraim Alfonesca            Efraim Alfonesca                 750,000
----------------------------------------------------------------------------------------
4/1/02            Charles Watson              Charles Watson                20,000,000
----------------------------------------------------------------------------------------

At April 30, 2002, claims in excess of NAC's insurance coverages totaled $18,000,000. NAC is being represented by counsel engaged by its insurers and, in most or all cases, has filed cross-claims and third party claims against other parties. However, any judgment or settlement in excess of insurance coverages will require payment by NAC.

In the fiscal year ended April 30, 2002, six cases, totaling $43,000,000 in claims, were dismissed or settled within limits of NAC's insurance coverages. Based on prior experience, we believe that the amount of ultimate liability of NAC with respect to these claims will not materially effect the financial position, results of operations and cash flows of the Company. However, there can be no assurance that any judgment or settlement of these claims will not exceed NAC's insurance coverages, which could have a material effect on the financial position, results of operations and cash flows of the Company.

Except for the project-related claims proceedings set forth above, the Company or its subsidiaries is not involved in any other material legal proceedings.

NAC maintains commercial general liability insurance for claims arising from its business operations with coverage of $5 million limit per claim and in the aggregate against loss arising from property damage and bodily injury. The policy is written on an "occurrence" basis which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. Higher policy limits are available for individual projects. NAC also carries pollution errors and omissions liability insurance ($1 million limit per claim and in the aggregate), a $10 million commercial umbrella policy, and worker's compensation insurance within statutory coverage limits. In addition, a substantial number of NAC's customers require performance and payment bonds and it maintains a bonding program to satisfy these requirements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our securities holders during the fourth quarter of our fiscal year ended April 30, 2002.

                                     PART II


ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
         COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

         A. Market Information.

Since April 1998, our common stock, par value $.001 ("Common Stock"), has been quoted on the Electronic Bulletin Board operated by the National Association of Securities Dealers (OTCBB). For the period between January 2000 and March 2002, our Common Stock was quoted on an inter-dealer quotation system published by the Pink Sheets LLC.

The following table sets forth the high and low closing bid prices quoted for our Common Stock in the last two fiscal years (Pink Sheets through 3/27/02; OTCBB from 3/27/02 to Present):

         Year ended 4/30/2002                        High               Low
         --------------------                        ----               ---

         First Quarter (ended 7/31/01)               $0.25              $0.11
         Second Quarter (ended 10/31/01)             $0.12              $0.10
         Third Quarter (ended 1/31/02)               $0.82              $0.10
         Fourth Quarter (ended 4/30/02)              $0.75              $0.55


         Year ended 4/30/2001                        High               Low
         --------------------                        ----               ---

         First Quarter (ended 7/31/00)               $0.50              $0.50
         Second Quarter (ended 10/31/00)             $0.50              $0.30
         Third Quarter (ended 1/31/01)               $0.30              $0.30
         Fourth Quarter (ended 4/30/01)              $0.30              $0.30

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Actual trading in our shares has been very sporadic.

         B. Holders

As of August 6, 2002, there were 36 record holders of our Common Stock.

         C. Dividends

We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that future earnings will be retained to support our business. Accordingly, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

         D. Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth information as of August 6, 2002 with respect to compensation plans and individual compensation arrangements under which our Common Stock is authorized for issuance.

-------------------------------------------------------------------------------------------------------------------
                                                                                              Number of securities
                                                                                              remaining available
                                                                                              for future issuance
                                       Number of securities to   Weighted-average exercise     under equity plans
                                       be issued upon exercise      price of outstanding     (excluding securities
                                       of outstanding options,     options, warrants, and     reflected in column
                                         warrants, and rights    rights compensation plans            (a))
            Plan Category                        (a)                        (b)                       (c)
 _________________________________       ___________________      ______________________      ____________________

-------------------------------------------------------------------------------------------------------------------
1999 Incentive Stock Option Plan(1)
(previously approved by security              445,000(2)                   $1.50                   555,000
holders)

-------------------------------------------------------------------------------------------------------------------
2001 Stock Option  Plan(3) (awaiting
approval from securities holders)                -0-                          --                 7,000,000

-------------------------------------------------------------------------------------------------------------------
Securities to be issued upon the
exercise of outstanding options,            2,900,000(4)                    $.55                      --
warrants and rights granted to
officers, directors and employees
not pursuant to a plan
 _________________________________       ___________________      ______________________      ____________________
-------------------------------------------------------------------------------------------------------------------
                Total:                      3,345,000                       $.68                 7,555,000
-------------------------------------------------------------------------------------------------------------------

--------------
1. The Company's 1999 Incentive Stock Option Plan ("1999 Plan"), which has been approved by our Board and shareholders, expires on June 14, 2009.

2. Includes options granted to officers, directors and affiliates in June 1999 under the 1999 Plan exercisable for up to 445,000 shares of Common Stock at an exercise price of $1.50 per share.

3. The 2001 Stock Option Plan ("2001 Plan") has been approved by our Board on March 13, 2002, and will be submitted for approval by a vote of our shareholder. The 2001 Plan authorizes the issuance of incentive stock options and nonqualified stock options to purchase up to a total of 7,000,000 shares of Common Stock to selected employees, officers, directors, agents, consultants and independent contractors of the Company. The term of an option shall not exceed 10 years and, unless waived or modified by the plan administrator, the option shall vest equally over a three year period. For incentive stock options granted to greater than 10% stockholders, the term of an option shall not exceed 5 years and the exercise price must be fixed at not less than 110% of the fair market value at the date of grant. Under certain circumstances, the Company may repurchase the shares which may be issued upon the exercise of an option.

4. Includes warrants granted to officers, directors and employees of the Company in March 2002 exercisable for up to 2,900,000 shares of Common Stock at an exercise price of $.55.

         E. Recent Sales of Unregistered Securities.

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

           (c) In January 2002, we issued five year warrants to purchase a total of 200,000 shares of Common Stock at an exercise price of $.50 per share to KSH Investment Fund I, LP and Cleveland Overseas, Ltd. in connection with a January 2002 bridge loan financing of $500,000. These investors also received secured promissory notes in the aggregate principal amount of $500,000 which bore interest at 10% per annum. KSH Investment Group, Inc., a registered broker-dealer and an affiliate of KSH Investment Fund I, LP, received $25,000 and was granted 75,000 shares of Common Stock (which were issued in June 2002) as a fee for arranging the bridge loan financing. We relied on Section 4(2) of the Securities Act in issuing the warrants and shares of Common Stock without registration under the Act. Under the terms of the bridge loan financing, we have agreed to undertake to register the shares of Common Stock issuable upon the exercise of the warrants issued to the bridge investors and the shares of Common Stock issued to KSH Investment Group, Inc.

           (d) In June 2002, we issued 512,500 shares of our 10% Series A Convertible Preferred Stock ("Series A Stock") in connection with the initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of our Series A Stock to accredited investors at $2.00 per share. Each share of Series A Stock is convertible into four shares of Common Stock at a conversion price of $.50 per share. KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 325,625 shares of Common Stock as commissions in connection with the June 2002 private placement. We relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in issuing the shares of Series A Stock and warrants without registration under the Act. Under the terms of the private placement, we have agreed to undertake to register the Common Stock issuable upon the conversion of the maximum offering of the Series A Stock and the Common Stock issuable upon the exercise of warrants issued to the placement agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         A. General.

NESCO Industries, Inc. ("we" or "Company") was incorporated in March 1993 as Coronado Communications Corp. In March 1998, the Company, which was then inactive, acquired all of the outstanding capital stock of National Abatement Corp. ("NAC"), a corporation engaged primarily in asbestos abatement services, and NAC Environmental Services Corp. ("NACE"), a provider of a variety of other environmental remediation services. As a result of this acquisition, which was the result of arms length negotiation between previously non-affiliated parties, the former shareholders of NAC and NACE acquired an aggregate of 5,000,000 shares of our Common Stock, or 80% of the total outstanding immediately following the acquisition. The former shareholders of NAC were the same as the former shareholders of NACE. For accounting purposes, NAC was treated as the acquiring corporation. Thus, the historical financial statements of NAC prior to this acquisition date are deemed to be the historical financial statements of the Company.

In June 1999, we formed NAC/Indoor Air Professionals, Inc. ("IAP") through which we provide indoor air quality testing, monitoring and remediation services, primarily in New York, New Jersey and Connecticut. Upon its organization, IAP took over the indoor air quality segment previously conducted by NACE. In July 1999, operations were expanded by acquiring the name and certain other assets from, and hiring personnel formerly employed by, a Long Island, New York based indoor air quality contractor. On December 5, 2000, IAP acquired certain equipment and intangible assets in connection with an asset purchase agreement entered into with two individuals.

         B. Critical Accounting Policies And Estimates

The Company considers certain accounting policies related to revenue recognition, impairment of long-lived assets, allowance for doubtful accounts and valuation of deferred tax assets to be critical policies due to the estimation processes involved in each.

            1. Revenue Recognition

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

            2. Allowance for Doubtful Accounts

The Company records an allowance for uncollectible amounts based on a review of the collectibility of its accounts receivable. Management determines the adequacy of this allowance by analyzing historical bad debts, continually evaluating individual customer receivables and considering the customer's financial condition and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. Our accounts receivable balance as of April 30, 2002 was $2,427,457, net of allowance for doubtful accounts of $384,269.

            3. Impairment of Long Lived Assets

The Company's long-lived assets include goodwill and other intangible assets with a carrying value of $416,954 as of April 30, 2002. In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges that were not previously recorded for these assets.

            4. Valuation of Deferred Tax Assets

The Company records the tax benefit of unused income tax losses and credits as recoverable assets and evaluates the realizability of recorded deferred tax assets by considering future cash flows and the applicability of tax laws, tax jurisdictions and certain other assumptions. The Company has determined that a one hundred percent (100.0%) valuation allowance is appropriate at the present time, therefore, the carrying value of the Company's deferred tax asset is zero in amount, and is evaluated on a quarterly basis.

         C. Results of Operations.

Revenues are reported on the percentage of completion method of accounting using job costs incurred to date to determine percentages of construction completion. As the level of work installed fluctuates, job costs and earned revenues fluctuate accordingly.

Fiscal years ended April 30, 2002 and 2001.

The following table sets forth our revenues by operating area in the periods indicated:

                                            Fiscal year ended April 30,
                                              2002                2001
                                              ----                ----

        Asbestos abatement                 $6,570,077           6,883,778
        Indoor air quality services        $2,136,687           1,747,534
        Other environmental services         $122,657             465,165
                                           ----------          ----------
                 Total:                    $8,829,421          $9,096,477

In the fiscal year ended April 30, 2002, our total revenues decreased by 3%, to $8,829,421 from $9,096,477 in FY 2001. The decline in total revenues was attributable primarily to decreased marketing of our environmental services segment as we focused on our indoor air quality segment and stronger competition in the market for asbestos abatement. Revenues from environmental services declined by 73.6%, to $122,657 in FY 2002 from $465,165 in FY 2001. Revenues from asbestos abatement declined by 4.5%, to $6,570,077 in FY 2002 from $6,883,778 in FY 2001. The decline in revenues in these segments was primarily the result of:

         o downward price adjustments for jobs as a result of (i) competitive pressures in the environmental services and asbestos abatement markets from existing competitors and new entrants, and (ii) our nominal market share in the markets for environmental services and asbestos abatement, which continues to decrease as competitors enter the marketplaces; and

         o decreased marketing efforts of our environmental services segment due to the reallocation of resources to our indoor air quality segment.

We expect the competative pressures in the asbestos abatement and environmental services markets to continue to negatively impact the profitability of these segments in the forseeable future.

As a result of the decline in total revenues, two significant customers (PPC Construction LLC and Structure Tone, Inc.) accounted for 41% of total revenues in the fiscal year ended April 30, 2002. With the exception of PPC Construction LLC, we do not believe that any one client will account for more than 10% of revenues in the 2003 fiscal year. However, there can be no assurance that any one client will not account for more than 10% of revenues in any single fiscal year.

The decline in total revenues was offset in part by an increase in revenues from our indoor air quality segment. Revenues from the indoor air quality segment increased by 22.2%, to $2,136,687 in FY 2002 from $1,747,534 in FY 2001. The increase in revenues from this segment was primarily the result of:

         o increased demand for indoor air quality services due to (i) greater public awareness of the health and other risks related to poor indoor air quality and (ii) compliance pressure from the insurance industry;

         o a reoccurring services component in the market for indoor air quality services; and

         o growth in our share in the indoor air quality marketplace as a result of (i) increased marketing and promotional efforts and (ii) our relationship with Petrocelli Electric Co. Inc., an affiliate of our Chairman Santo Petrocelli, Sr. and a provider of electrical services to the commercial real estate market in the New York metropolitan area, which comprised a significant component of our customer base.

Although IAP revenues have not represented a major percentage of our overall revenues, we are adopting a more robust strategy for sustained revenues and margins growth in our indoor air quality segment. In order to implement this strategy, we have initiated a restructuring of our indoor air sales force. We are also starting to focus our resources toward strategic acquisitions of and relationships with leaders in the indoor air quality business throughout the East Coast and other parts of the country. We are engaged in confidential negotiations with certain acquisition targets, but we cannot be certain that we will be able to complete any acquisitions. We expect our efforts in indoor air quality to increase revenues and margins in the long run with minimal overall transition costs.

However, our implementation strategies for achieving our goals for IAP (i.e. higher revenues and gross margins) have come at the expense of initial lower revenues from our indoor air quality segment in the fourth quarter of the 2002 fiscal year, to $166,992 as compared to $417,660 in the prior fiscal year, and the first quarter of the 2003 fiscal year, to approximately $10,000 as compared to $436,094 in the prior fiscal year. This significant decline in revenues is due in part to restructuring of our indoor air quality business, and a change in personnel. In addition, as to the first quarter of the 2003 fiscal year, revenues for indoor air quality services were reported as NAC revenues because they were associated with asbestos abatement. However, as we recruit value added sales representatives and complete acquisitions, we expect revenues to increase significantly, and ultimately surpass the level of revenues we had prior to the fourth quarter of the fiscal year ended April 30, 2002. We believe that with new management in place we will be able to achieve our goal of becoming a major provider of indoor air quality solutions. While we implement our indoor air growth strategy, we expect NAC type business to continue to represent a major percentage of our overall revenues in the 2003 fiscal year. In the future, because indoor air quality solutions may cover various forms of remediation, we may not break out our revenues by business segment.

In the fiscal year ended April 30, 2002, our cost of earned revenues decreased by 1.8%, to $7,172,845 in FY 2002 from $7,307,533 in FY 2001. The decline in cost of earned revenues is attributable primarily to lower amounts of services provided by our environmental services and asbestos abatement segments.

In the fiscal year ended April 30, 2002, our gross dollar profit margin decreased by 9%, to $1,656,576 in FY 2002 from $1,788,944 in FY 2001. Our overall gross margin was 18.8% as a percentage of total revenues, as compared to 19.7% in the previous year. The small decline in our overall gross margin was the result of increased competition in the asbestos abatement market resulting in lower gross dollar margins. Our gross margins from indoor air quality are higher than those from asbestos abatement or environmental services, but because of the transition and other costs associated with this segment, indoor air quality did not comprise a major portion of our overall revenues. Accordingly, as we continue to expand this business and increase market share our gross margins overall should improve. We also have taken efforts to select jobs with higher margins in the asbestos abatement segment in order to increase profitability. We expect our efforts to result in higher overall profitability for NAC in the future.

In order to maximize existing capital resources, we have reduced our general and administrative expenses by 12.2%, to $2,000,747 in FY 2002 from $2,278,101 in FY 2001. The decline in our general and administrative expenses was primarily the result of the reduction in salaries and related expenses (to $786,089 from $1,309,072) due to reduced revenues from environmental services and asbestos abatement. The decline in our general and administrative expenses was offset in part by an increase in our professional fees, and consulting fees primarily related to restructuring of management, legal compliance and capital raising in connection with the redirection of the Company into the indoor air quality market.

Our net loss for the fiscal year ended April 30, 2002 decreased by 47.1%, to $352,838 in FY 2002 from $666,482 in FY 2001. The net loss for the current year was attributable to the factors discussed above.

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

         D. Liquidity and Capital Resources.

The following table sets forth our working capital position at the end of the fiscal years indicated:

                                                Year ended April 30,
                                             2002                 2001
                                             ----                 ----

        Current assets                     $3,021,496           $3,032,076
        Current liabilities                 2,796,708            3,700,318
                                           ----------           ----------

        Working capital (deficiency)       $  224,788           $ (668,242)


In the fiscal year ended April 30, 2002, our cash and cash equivalents increased by 63.2%, to $111,260 in FY 2002 from $68,169 in FY 2001. Subsequently, our cash and cash equivalents increased to $432,180 as of July 31, 2002, primarily due to the June 2002 private placement of 512,500 shares of our 10% Series A Convertible Preferred Stock to accredited investors at $2.00 per share, from which we received gross proceeds of $1,025,000. Our financing costs in connection with this offering totaled approximately $142,000. In addition, we used a portion of the proceeds to repay $400,000 in principal and all interest then accrued on our January 2002 bridge loan obligations. We are negotiating with the remaining bridge investor to restructure the outstanding $100,000 bridge loan obligation on more favorable terms.

During the fiscal year ended April 30, 2002, net cash used in operating activities was $596,504, due primarily to a decrease in accounts payable and accrued expenses of $548,427 and our net loss for the year. Cash provided from financing activities was $645,143, which represents net proceeds of $475,000 from the January 2002 bridge loan financing and net proceeds of $171,720 from shareholder loans. Cash used by investing activities was $5,548 for the purchase of fixed assets. Our overall cash flow was affected by slower collections of accounts receivable, noted by a decrease in turnover collection to 3.6 times in FY 2002 from 3.9 times in FY 2001. We have taken steps to improve collections and expect to see an increase in turnover collection in the 2003 fiscal year. Ongoing evaluation of accounts receivable concluded with a net increase in our allowance for bad debts to $384,269 in FY 2002 from $333,954 in FY 2001.

During the fiscal year ended April 30, 2001, net cash provided by operations was $39,005. Cash provided by investing activities was $335,860 due primarily to the collection of $397,800 from the sublease of our New York offices offset by the purchase of equipment and leasehold improvements totaling $61,940. Cash used in financing activities was $339,211 and reflected the net repayment on equipment and shareholder loans. Our overall cash flow was positively affected by improved collections of accounts receivable, noted by an increase in accounts receivable turnover to 3.9 times to FY 2001 from 2.9 times in FY 2000. Ongoing evaluation of accounts receivable concluded with a net increase in our allowance for bad debts to $333,954 in FY 2001 from $238,890 in FY 2000.

The Company's ability to finance its operating cash needs with cash generated by operations is a function of returning to profitability. We believe we will be able to achieve profitability with our new mix of business that emphasizes indoor air quality solutions. Based on our belief that our indoor air quality business will yield higher long-term revenues and margins than our other segments, we have undertaken to expand this segment in existing markets by increasing marketing and promotional efforts and throughout the East Coast as well as other areas of the country through strategic acquisitions of, or relationships with, leaders in the indoor air quality marketplace. However, there is no assurance that we will achieve our operational goals for our indoor air quality business.

We will require financing to achieve our operational goals. Historically, we have satisfied our financing needs through shareholders loans. At April 1, 2002, we had unsecured demand loans payable to shareholders and affiliates which bore interest at varying rates in the aggregate principal amount of $573,490, with interest accrued and payable totaling $212,295. On April 1, 2002, the Company issued unsecured promissory notes in favor of the shareholders and affiliates in the aggregate amount of $785,785 in exchange for and in full satisfaction of all outstanding balances due on the demand loans. These loan repayments, together with repayments of management fees and consulting fees owed to shareholders and affiliates, are more fully described in footnote (2) to the below table.

We are exploring debt and equity markets in order to satisfy our current and future capital requirements and believe that we will no longer require or rely on shareholder loans for our capital needs going forward. On January 10, 2002, we secured bridge loan financing in the aggregate sum of $500,000 from KSH Investment Fund I, LP and Cleveland Overseas, Ltd. We received net proceeds of $475,000 from the bridge loan financing. The bridge loan investors were issued secured promissory notes in the aggregate principal amount of $500,000, which bore interest at a rate of 10% per annum. These investors were also granted warrants to purchase a total of 200,000 shares of Common Stock at an exercise price of $.50 per share. This bridge loan financing is more fully described in footnote (1) to the below table.

In June 2002, we raised $1,025,000 in connection with the initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of our Series A Stock to accredited investors at $2.00 per share. Each share of Series A Stock is convertible into four shares of Common Stock at a conversion price of $.50 per share. We received net proceeds of approximately $450,000 from the initial closing net of expenses, which included a repayment of a bridge loan note in the principal amount of $400,000 and all accrued and payable interest on the bridge loan notes to date. KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 325,625 shares of Common Stock as commissions in connection with the June 2002 private placement.

The following table provides a summary of our loans payable and commitments for operating leases at April 30, 2002:

                                                                   Less than                         3 or More
                                              Total ($)            1 Year ($)       1-3 Years ($)    Years ($)
                                              ---------            ----------       -------------    ---------
Notes Payable, Bridge Loan (1)               $  500,000            $500,000                  --             --
Notes Payable, Shareholders and              $1,032,501              10,263          $1,022,238             --
Affiliates (2)
Operating leases (3)                          1,151,403             168,498             357,420       $625,485
                                             ----------             -------           ---------        -------

         Total Contractual Obligations       $2,683,904            $678,761          $1,379,658       $625,485
                                             ==========            ========          ==========       ========

-------------

1.       Notes payable (Bridge Loan):

         On January 10, 2002, the Company secured bridge loan financing in the aggregate sum of $500,000 from KSH Investment Fund I, LP and Cleveland Overseas, Ltd. These bridge investors were issued promissory notes in the aggregate amount of $500,000 which bore interest at a rate of 10% per annum. The notes were secured by all the assets of the Company. These investors were also granted warrants to purchase a total of 200,000 shares of Common Stock at an exercise price of $.50 per share. The estimated fair value of these warrants, which totals $136,000, was recorded as a loan discount and is being amortized over the loan term of six months. KSH Investment Group, Inc., an affiliate of KSH Investment Fund I, LP, received $25,000 and 75,000 shares of restricted common stock (which were issued in June 2002 and valued at $1.00 per share) as a fee for arranging the financing. These fees have been recorded as deferred financing costs and are being amortized over the loan term of six months. In July 2002, the Company repaid a bridge loan note in the principal amount of $400,000 and all interest accrued and payable on the bridge loan notes to date. The Company is negotiating to restructure the remaining bridge loan note in the principal amount of $100,000 on more favorable terms.

 2.      Notes Payable, Shareholders and Affiliates:

         On April 1, 2002, the Company, or its subsidiaries, had unsecured loans payable to Chairman Santo Petrocelli, Sr., Petrocelli Industries Inc., a private company controlled by Mr. Petrocelli, and Chief Financial Officer Lawrence S. Polan. These loans were due on demand, bore interest at various rates, and had an outstanding principal balance of $573,490, net of a repayment of $100,000 in March 2002 to Petrocelli Industries Inc. Interest payable on those loans totaled $212,295. For the fiscal year ended April 30, 2002, the Company had an interest expense of $74,613 on shareholder and affiliate loans.

         During the fiscal year ended April 30, 2002, certain shareholders and officers received management fees and consulting fees totaling $27,500. On April 1, 2002, the Company had outstanding management fees and consulting fees payable to Mr. Petrocelli and Petrocelli Industries Inc. in the aggregate amount of $246,716. No other management fees or consulting fees were payable to shareholders and affiliates. The aggregate amount owed to shareholders and affiliates on the principal and accrued interest on the demand loans, together with the management fees and consulting fees, was $1,032,501.

         On April 1, 2002, the Company issued unsecured promissory notes to Mr. Petrocelli, Mr. Polan and Petrocelli Industries Inc. in the aggregate amount of $1,032,501 in exchange for and in full satisfaction of all outstanding balances due on the demand loans ($785,785) and management fees and consulting fees ($246,716). Each promissory note issued does not bear interest and requires repayment in twenty-one (21) equal monthly payments from the date repayment commences. Repayment commences on a note in the principal amount of $10,263 in February 2003, and repayment commences on the remaining notes totaling $1,022,238 in May 2003.

3.       Operating leases

         We have entered into operating leases for office and warehouse facilities, which expire through September 30, 2008.

At April 30, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships.

National Abatement Corp. ("NAC"), a wholly-owned subsidiary of the Company, is a co-defendant with one or more additional defendants in lawsuits involving personal injury claims arising from job-site accidents. As of April 30, 2002, claims in excess of insurance coverages totaled approximately $18,000,000. These claims exceed NAC's applicable insurance coverages; therefore, any judgment or settlement in excess of insurance will require payment by NAC. In the opinion of management, the amount of ultimate liability of NAC with respect to these claims will not materially effect the financial position, results of operations and cash flows of the Company. However, there can be no assurance that any judgment or settlement of these claims will not exceed NAC's insurance coverage, which could have a material effect on the financial position, results of operations and cash flows of the Company.

         E.       Basis of Presentation - Liquidity

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as of April 30, 2002, the Company has an accumulated deficit in stockholders' equity of $455,288, and has incurred net losses of $352,838 and $666,482 for the years ended April 30, 2002 and 2001, respectively.

The Company believes it will be able to achieve profitability in the future with its new mix of business that emphasizes indoor air quality solutions. The Company has undertaken to promote and expand the indoor air quality segment through increased promotional and marketing efforts and strategic acquisitions of, and/or relationships with, leaders in the indoor air quality market. However, there is no assurance that the Company will achieve its operational goals.

The Company is also exploring debt and equity markets in order to satisfy its current and future capital requirements and believes that it will no longer require or rely on shareholder loans for its capital needs going forward.

On January 10, 2002, the Company secured bridge loan financing in the aggregate sum of $500,000 from KSH Investment Fund I, LP and Cleveland Overseas, Ltd. The Company received net proceeds of $475,000 from the bridge loan financing. The bridge loan investors were issued secured promissory notes in the aggregate principal amount of $500,000, which bore interest at a rate of 10% per annum. These investors were also granted warrants to purchase a total of 200,000 shares of Common Stock at an exercise price of $.50 per share. KSH Investment Group, Inc., a registered broker-dealer and an affiliate of KSH Investment Fund I, LP, received $25,000 and was granted 75,000 shares of Common Stock (which were issued in June 2002) as a fee for arranging the financing.

In June 2002, the Company raised $1,025,000 in connection with the initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of its Series A Stock to accredited investors at $2.00 per share. Each share of Series A Stock is convertible into four shares of Common Stock at a conversion price of $.50 per share. The Company received net proceeds of approximately $450,000 from the initial closing net of expenses, which included a repayment of a bridge loan note in the principal amount of $400,000 and all accrued and payable interest on the bridge loan notes to date. KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 325,625 shares of Common Stock as commissions in connection with the June 2002 private placement.

Although the Company has satisfied its current capital needs through debt and equity markets, there is no assurance that the Company will secure the necessary financing to achieve its operational goals in the future.

Management believes the Company has the ability to meet its financing requirements for the next twelve months. However, if the Company's fiscal 2003 planned cash flow projections are not met, the Company's ability to operate could be adversely affected.

         F. New Accounting Pronouncements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on the consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for all fiscal years beginning after December 31, 2001; however, early adoption is permitted. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is required to adopt SFAS No. 142 in fiscal 2003. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations. The amortization expense of goodwill and intangible assets with indefinite lives for the years ended 2002 and 2001 totaled $33,333. As prescribed under SFAS 142, the Company is in the process of having its goodwill and intangible assets with indefinite lives tested for impairment.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and assets to be disposed of. This statement supersedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," however, it retains the fundamental provisions of FASB No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for the Company's first quarter of the year ending May 1, 2002. The Company is still in the process of evaluating the impact of adopting this pronouncement on its consolidated financial statements, however, it does not believe that the adoption of this pronouncement will have a material impact on the consolidated financial statements.

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We are currently evaluating the requirements and impact of this statement on the consolidated financial statements.

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on the consolidated financial statements.

         G. Quantitative and Qualitative Disclosures About Financial Derivative and Other Market Risks.

The Company employs no "hedging" strategies at the present time, and all of our cash deposits are denominated in US dollars.

ITEM 7.  FINANCIAL STATEMENTS



                                 C O N T E N T S



                                                                         Page
                                                                         ----


Report of Independent Certified Public Accountants                       F-2


Financial Statements

      Consolidated Balance Sheet                                         F-3

      Consolidated Statements of Operations                              F-4

      Consolidated Statement of Stockholders' Equity (Deficit)           F-5

      Consolidated Statements of Cash Flows                              F-6

      Notes to Consolidated Financial Statements                      F-7 - F-27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
    NESCO Industries, Inc.


We have audited the accompanying consolidated balance sheet of NESCO Industries, Inc. as of April 30, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NESCO Industries, Inc. as of April 30, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America.




GRANT THORNTON LLP

New York, New York
   July 2, 2002

                             NESCO Industries, Inc.
                           CONSOLIDATED BALANCE SHEET
                                 April 30, 2002

                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                                              $         111,260
    Accounts receivable, net of allowance of $384,269                                                              2,427,457
    Unbilled costs and estimated earnings in excess of
       billings on uncompleted contracts                                                                             222,700
    Prepaid expenses                                                                                                 105,087
    Inventory                                                                                                        154,992
                                                                                                           -----------------
           Total current assets                                                                                    3,021,496
FIXED ASSETS, NET                                                                                                    135,277
OTHER ASSETS                                                                                                          47,331
INTANGIBLE ASSETS, NET                                                                                               416,954
                                                                                                           -----------------
                                                                                                           $       3,621,058
                                                                                                           =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                                                  $       1,941,485
    Loans payable-shareholders-current                                                                                10,263
    Notes payable - bridge loan                                                                                      447,274
    Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                                                         397,686
                                                                                                           -----------------
          Total current liabilities                                                                                2,796,708
LOANS PAYABLE-SHAREHOLDERS                                                                                         1,022,238
DEFERRED SUBLEASE INCOME                                                                                             257,400
                                                                                                           -----------------
                                                                                                                   4,076,346
                                                                                                           -----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.001 par value; authorized, 25,000,000                                                              6,695
       shares; issued and outstanding, 6,694,963 shares
    Capital in excess of par value                                                                                 1,119,105
    Accumulated deficit                                                                                           (1,581,088)
                                                                                                           -----------------
                                                                                                                    (455,288)
                                                                                                           -----------------
                                                                                                           $       3,621,058
                                                                                                           =================

The accompanying notes are an integral part of this statement.

                             NESCO Industries, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              Year ended April 30,

                                                                                          2002                 2001
                                                                                       ----------           ----------
Earned revenues                                                                        $8,829,421           $9,096,477
Cost of earned revenues                                                                 7,172,845            7,307,533
                                                                                       ----------           ----------

         Gross profit                                                                   1,656,576            1,788,944

General and administrative expenses                                                     2,000,747            2,278,101
                                                                                       ----------           ----------

         Operating loss                                                                  (344,171)            (489,157)
                                                                                       ----------           ----------

Other income (expense)
    Sublease income                                                                        46,800               46,800
    Interest expense, net                                                                (107,213)             (52,543)
    Miscellaneous (expense) income                                                         19,769             (117,887)
                                                                                       ----------           ----------

         Loss before income taxes                                                        (384,815)            (612,787)

Income tax  (benefit) expense                                                             (31,977)              53,695
                                                                                       ----------           ----------

         NET LOSS                                                                      $ (352,838)          $ (666,482)
                                                                                       ==========           ==========


Basic and diluted loss per share                                                           $(0.05)               $(.10)
                                                                                           ======                 ====

Weighted average common shares outstanding                                              6,694,963            6,646,963
                                                                                       ==========           ==========






The accompanying notes are an integral part of these statements.

                             NESCO Industries, Inc.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       Years ended April 30, 2002 and 2001


                                                                                                      Retained
                                                                Common stock         Capital in       earnings/
                                                         -----------------------      excess of      accumulated
                                                           Shares         Amount      par value         deficit           Total
                                                         ---------        ------     ----------      -----------        ---------
Balance at April 30, 2000                                6,614,963        $6,615     $  883,185      $  (561,768)       $ 328,032

Stock issued in connection with asset purchase              80,000            80         99,920                           100,000

Net loss for the year ended April 30, 2001                                                              (666,482)        (666,482)
                                                         ---------        ------     ----------      -----------        ---------


Balance at April 30, 2001                                6,694,963         6,695        983,105       (1,228,250)        (238,450)

Warrants issued in connection with bridge financing                                     136,000                           136,000

Net loss for the year ended April 30, 2002                                                              (352,838)        (352,838)
                                                         ---------        ------     ----------      -----------        ---------


Balance at April 30, 2002                                6,694,963        $6,695     $1,119,105      $(1,581,088)       $(455,288)
                                                         =========        ======     ==========      ===========        =========



The accompanying notes are an integral part of this statement.

                             NESCO Industries, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Year ended April 30,

                                                                                             2002                   2001
                                                                                           ---------               ------
Cash flows from operating activities
   Net loss                                                                               $ (352,838)              $(666,482)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities
       Amortization of discount on bridge loan                                                83,274
       Amortization of deferred sublease income                                              (46,800)                (46,800)
       Loss on disposal of fixed asset                                                                               118,863
       Depreciation and amortization                                                         156,923                 136,624
       Bad debt expense                                                                       54,255                 144,663
       Changes in operating assets and liabilities
         Accounts receivable                                                                  16,188                 471,653
         Prepaid expenses and taxes                                                          (83,660)                183,926
         Inventory                                                                           (28,663)                 43,277
         Unbilled costs and estimated earnings in excess of
           billings on uncompleted contracts                                                  95,547                 207,359
         Other assets                                                                         82,305                   3,067
         Accounts payable and accrued expenses and interest payable                         (548,427)               (384,614)
         Billings in excess of costs and estimated earnings on
           uncompleted contracts                                                             (24,608)               (172,531)
                                                                                           ---------               ---------

         Net cash (used in) provided by operating activities                                (596,504)                 39,005
                                                                                           ----------              ---------

Cash flows from investing activities
   Proceeds from sub-lease                                                                                           397,800
   Purchase of fixed assets                                                                   (5,548)                (61,940)
                                                                                           ----------                -------
         Net cash (used in) provided by investing activities                                  (5,548)                335,860
                                                                                           ----------                -------

Cash flows from financing activities
   Payment of equipment notes                                                                 (1,577)                 (8,701)
   Proceeds from bridge loan                                                                 500,000
   Payment of financing costs                                                                (25,000)
   Net proceeds (payments) from shareholder loans                                            171,720                (330,510)
                                                                                            --------                --------

         Net cash provided by (used in) financing activities                                 645,143                (339,211)
                                                                                            --------                --------

         NET INCREASE IN CASH AND CASH
             EQUIVALENTS                                                                      43,091                  35,654

Cash and cash equivalents at beginning of year                                                68,169                  32,515
                                                                                           ---------               ---------

Cash and cash equivalents at end of year                                                  $  111,260              $   68,169
                                                                                           =========               =========

The accompanying notes are an integral part of these statements.

                             NESCO Industries, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2002 and 2001


NOTE A - ORGANIZATION, BASIS OF PRESENTATION, OPERATIONS AND
         SIGNIFICANT ACCOUNTING POLICIES

     Organization

     NESCO Industries, Inc. (the "Company") was incorporated in Nevada on March 29, 1993, under the name Coronado Capital Corp. (formerly Coronado Communications Corp.).

     On March 11, 1998, the Company acquired National Abatement Corp. ("NAC") and NAC Environmental Services Corp. ("NACE") pursuant to an Agreement and Plan of Reorganization. To effect the reorganization, the Company issued 5,000,000 shares of its common stock in exchange for the outstanding common shares of NAC and NACE. Upon consummation of the reorganization, NAC and NACE became wholly-owned subsidiaries of the Company. As part of the reorganization, the Company amended its articles of incorporation to change its name to NESCO Industries, Inc. and authorized 1,000,000 shares of preferred stock. For accounting purposes, the acquisition has been treated as a recapitalization of NAC with NAC as the acquirer (reverse acquisition).

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

     NACE was organized under the laws of the state of Delaware on May 12, 1993. NACE is engaged in providing various environmental services including indoor air quality management, lead abatement services, and management of storage tanks found in commercial and industrial structures located in New York and New Jersey.

     NAC/Indoor Air Professionals ("IAP") was organized under the laws of the State of New York on June 28, 1999. The Company provides indoor air quality monitoring, testing and remediation services.

     Basis of Presentation - Liquidity

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as of April 30, 2002, the Company has an accumulated deficit in stockholders' equity of $455,288, and has incurred net losses of $352,838 and $666,482 for the years ended April 30, 2002 and 2001, respectively.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001

NOTE A (continued)

     The Company believes it will be able to achieve profitability in the future with its new mix of business that emphasizes indoor air quality solutions. The Company has undertaken to promote and expand the indoor air quality segment through increased promotional and marketing efforts and strategic acquisitions of, and/or relationships with, leaders in the indoor air quality market. However, there is no assurance that the Company will achieve its operational goals.

     The Company is also exploring debt and equity markets in order to satisfy its current and future capital requirements and believes that it will no longer require or rely on shareholder loans for its capital needs going forward.

     On January 10, 2002, the Company secured bridge loan financing in the aggregate sum of $500,000 from KSH Investment Fund I, LP and Cleveland Overseas, Ltd. The Company received net proceeds of $475,000 from the bridge loan financing. The bridge loan investors were issued secured promissory notes in the aggregate principal amount of $500,000, which bore interest at a rate of 10% per annum. These investors were also granted warrants to purchase a total of 200,000 shares of the Company's common stock, par value $.001 ("Common Stock"), at an exercise price of $.50 per share. KSH Investment Group, Inc., a registered broker-dealer and an affiliate of KSH Investment Fund I, LP, received $25,000 and was granted 75,000 shares of Common Stock (which were issued in June 2002) as a fee for arranging the financing.

     In June 2002, the Company raised $1,025,000 in connection with the initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of its 10% Series A Convertible Preferred Stock ("Series A Stock") to accredited investors at $2.00 per share. Each share of Series A Stock is convertible into four shares of Common Stock at a conversion price of $.50 per share. The Company received net proceeds of approximately $450,000 from the initial closing net of expenses, which included a repayment of a bridge loan note in the principal amount of $400,000 and all accrued and payable interest on the bridge loan notes to date. KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 325,625 shares of Common Stock as commissions in connection with the June 2002 private placement.

     Although the Company has satisfied its current capital needs through debt and equity markets, there is no assurance that the Company will secure the necessary financing to achieve its operational goals in the future.

     Management believes the Company has the ability to meet its financing requirements for the next twelve months. However, if the Company's fiscal 2003 planned cash flow projections are not met, the Company's ability to operate could be adversely affected.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001

NOTE A (continued)

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

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001


NOTE A (continued)

     Fixed Assets and Depreciation

     Depreciation is computed principally using accelerated methods over the estimated useful lives of the assets. Expenditures for maintenance, repairs, and minor renewals are charged to operations. Major renewals and betterments are capitalized.

     Income Taxes

     Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at enacted income tax rates expected to apply to taxable income in the years when such temporary differences and net operating losses are expected to be recovered as prescribed in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     An allowance for bad debts is provided for financial statement purposes and the direct write-off method is used for tax reporting. In accordance with income tax regulations, NAC, IAP and NACE are required to report income from construction contracts using the percentage-of-completion method.

     Segment Information

     Segment information is presented in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This standard is based on a management approach, which requires segmentation based upon the Company's internal organization that is used by it for making operating decisions and assessing performance as the source of its reportable operating segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

     Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

     Loss Per Share

     Basic loss per share excludes dilution and is calculated by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. As a result of the Company's net loss, diluted net loss per share was the same as basic net loss per share for

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001

NOTE A (continued)

     the years ended April 30, 2002 and 2001, since the effect of any potentially dilutive securities would be antidilutive. Options and warrants which were excluded from the calculation of diluted loss per share totaled 3,545,000 with an average exercise price of $.67 as of April 30, 2002, and 445,000 with an exercise price of $1.50 as of April 30, 2001.

     Impairment of Long-Lived Assets

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. Under provisions of SFAS No. 121, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company will evaluate the carrying of equipment and intangibles in relation to the operating performance and future undiscounted cash flow of the underlying business. SFAS No. 121 requires analysis of each item on an individual assets-by-asset basis, where applicable. The amount of the impairment loss is the excess of the carrying amount of the impaired assets over the fair value of the asset. Generally, fair value represents the expected future cash flows from the use of the asset or group of assets, discounted at an interest rate commensurate with the risks involved.

     Accounting for Stock-Based Compensation

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for employee stock options. APBO No. 25 provides that compensation expense related to the Company's employee stock options be measured based on the intrinsic value of the stock option, as opposed to SFAS No. 123 which is a fair value based method. SFAS No. 123 requires companies that elect to follow APBO No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

     New Accounting Pronouncements not yet adopted

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on the consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for all fiscal years beginning after December 31, 2001; however, early adoption is permitted. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001



NOTE A (continued)

     reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is required to adopt SFAS No. 142 in fiscal 2003. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations. The amortization expense of goodwill and intangible assets with indefinite lives for the years ended 2002 and 2001 totaled $33,333. As prescribed under SFAS No. 142, the Company is in the process of having its goodwill and intangible assets with indefinite lives tested for impairment.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and assets to be disposed of. This statement supersedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," however, it retains the fundamental provisions of FASB No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for the Company's first quarter of the year ending May 1, 2002. The Company is still in the process of evaluating the impact of adopting this pronouncement on its consolidated financial statements, however, it does not believe that the adoption of this pronouncement will have a material impact on the consolidated financial statements.

     The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. SFAS No. 145 rescinds FASB Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APBO No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the requirements and impact of this statement on the consolidated financial statements.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001
NOTE A (continued)

     On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on the consolidated financial statements.

NOTE B - ACCOUNTS RECEIVABLE

     The Company submits requisitions (invoices) to customers based on work performed. Pursuant to contract provisions, these requisitions may include amounts, referred to as retainage, which are retained until completion and acceptance of the contract. Included in accounts receivable are amounts retained by customers at April 30, 2002 and 2001 of $133,830 and $163,516, respectively. The allowance for uncollectible accounts at April 30, 2002 and 2001 was $384,269 and $333,954, respectively.

     The Company's principal accounts receivable are due from owners of commercial real estate and other contractors.


NOTE C - UNBILLED COSTS AND ESTIMATED EARNINGS ON
         UNCOMPLETED CONTRACTS

     An analysis of job costs and billings, on a per job basis, reflects the following:

                                                                  2002
                                                               -----------
       Costs incurred on uncompleted contracts                 $ 9,121,260
       Estimated earnings                                        2,194,319
                                                               -----------

                                                                11,315,579
       Less billings to date                                    11,490,565
                                                               -----------

                                                               $  (174,986)
                                                               ===========

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001



NOTE C (continued)

  The aforementioned balances are included in the accompanying balance sheet for the year ended April 30, 2002 under the following captions:

   Unbilled costs and estimated earnings in excess
       of billings on uncompleted contracts                                        $ 222,700
   Less billings in excess of costs and estimated
       earnings on uncompleted contracts                                             397,686
                                                                                   ---------

                                                                                   $(174,986)
                                                                                   =========



NOTE D - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                        Year ended April 30,
                                                                                   -----------------------------
                                                                                     2002                 2001
                                                                                   ---------            --------
  Cash paid during the periods for:
      Interest                                                                     $       -            $ 54,222
      Taxes                                                                                -               1,760

  Non cash investing and financing items:
      Issuance of Warrants:                                                          136,000                   -
      On January 10, 2002 the Company granted warrants to
      purchase 200,000 shares of the Company's Common
      Stock at an exercise price of $.50 per share. The estimated value of these warrants which totals $136,000 was
      recorded as a loan discount and is being amortized over
      the loan term of six months

      Issuance of Company common shares in
         connection with asset purchase                                                    -             100,000

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001



NOTE E - FIXED ASSETS

     The major classes of fixed assets and the range of their useful lives are as follows:

                                                                                                            Estimated
                                                                                      April 30,            useful life
                                                                                        2002                 (years)
                                                                                     ----------            -----------
      Vehicles                                                                       $  167,536                  5
      Office equipment                                                                   20,175                  5
      Furniture and fixtures                                                             79,497                  7
      Equipment and tools                                                               117,684                3 - 5
      Leasehold improvements                                                             16,704                 10
                                                                                     ----------
                                                                                        401,596

      Less accumulated depreciation and amortization                                    266,319
                                                                                     ----------

                                                                                     $  135,277
                                                                                     ==========

NOTE F - INTANGIBLE ASSETS

     Intangible assets consist of:

                                                                                      April 30,           Amortization
                                                                                        2002                 period
                                                                                     ----------           -------------
      Goodwill                                                                       $  500,000             15 years
      Customer lists and trade name                                                      61,550              2 years
                                                                                     ----------
                                                                                        561,550

      Less accumulated amortization                                                     144,596
                                                                                     ----------

                                                                                     $  416,954
                                                                                     ==========

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001



NOTE G - INCOME TAXES

     The (benefit) provision for income taxes consists of the following:

                                                    2002                2001
                                                  --------            --------

      Current
        Federal                                   $(22,321)           $ 49,323
        State and local                             (9,656)              4,372
                                                  --------            --------

                                                   (31,977)             53,695
                                                  --------            --------


     The tax effects of temporary differences and tax credits that give rise to deferred tax assets at April 30, 2002 are as follows:

      Deferred tax assets
        Net operating loss                                            $333,060
        Accounts receivable allowance                                  161,392
        Other                                                           10,968
                                                                      --------

                                                                       505,420

      Valuation allowance                                             (505,420)
                                                                      --------

      Net deferred tax asset (liability)                              $      -
                                                                      ========

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001



NOTE G (continued)

     A reconciliation of the income tax expense shown in the statements of operations to the effective Federal tax rate is as follows:

                                                                                        2002                  2001
                                                                                      ---------              ------
      Federal statutory rate (recovery)                                                (34.0)%                (34.0)%
      State and local income taxes, net of
          Federal tax benefit                                                            -                       .7
      Nondeductible items                                                                1.2                    3.1
      Provision variance                                                                 -                      8.0
      Carryback claim                                                                   (3.6)
      Other                                                                             (4.7)                  (3.1)
                                                                                     --------                ------

      Rate before valuation allowance                                                  (41.1)                 (25.3)

      Valuation allowance adjustment                                                    32.8                   34.0
                                                                                       ------                 -----

                                                                                        (8.3)%                  8.7%
                                                                                       ======                ======


     The valuation allowance increased by approximately $84,000 for the year ended April 30, 2002.

     During the year ended April 30, 2002, the Company utilized approximately $55,000 in federal net operating loss carryback claims. During the year ended April 30, 2001, the Company utilized approximately $240,000 in federal, state and city net operating loss carryback claims. The current benefit for income taxes in 2002 includes an adjustment for an overaccrual of state taxes in the prior years. The current provision for income taxes in 2001 includes an adjustment of the over accrual of prior year's refunds.

     As of April 30, 2002, the Company has a net operating loss carryforward of approximately $824,000, which expires in 2021-2022.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001

NOTE H - LOANS PAYABLE

    Shareholder Loans

    At April 1, 2002, the Company, or its subsidiaries, had unsecured loans payable to shareholders and affiliates. Those loans were due on demand and bore interest at varying rates. At April 1, 2002, the demand loans totaled $573,490, and interest payable on those loans totaled $212,295. At April 1, 2002, the Company had management fees and consulting fees payable to affiliates totaling $246,716. The aggregate amounts owed for principal and accrued interest under the demand loans, together with the management fees and consulting fees, was $1,032,501.

    On April 1, 2002, the Company issued unsecured promissory notes totaling $1,032,501, in exchange for and in full satisfaction of all outstanding balances due on the demand loans, management fees and consulting fees. The notes do not bear interest. Each note requires repayment in twenty-one (21) equal monthly payments. Repayment on a note in the principal amount of $10,263 begins in February 2003, and repayment on the remaining notes totaling $1,022,238 begins in May 2003.

    During the fiscal year ended April 30, 2001, two affiliates (Chairman Santo Petrocelli, Sr. and Petrocelli Industries Inc.) were repaid $355,082 of loans by the Company, net of new loans made during the year. The highest loan balance outstanding at any time during the fiscal year ended April 30, 2001 was $975,000. At April 30, 2001, the Company had accrued interest of $44,032 on the fiscal year 2001 loans.

    Interest expense on these notes totaled $74,613 and $53,063 for the years ended April 30, 2002 and 2001, respectively.

    The amount of debt maturing in each of the next five fiscal years is as follows:

                   ---------------------------------------------- --------------
                    Fiscal year ended
                   ---------------------------------------------- --------------
                    2003                                          $   10,263
                   ---------------------------------------------- --------------
                    2004                                             584,136
                    ---------------------------------------------- -------------
                    2005                                             438,102
                                                                  ----------
                   ---------------------------------------------- --------------
                                                                   1,032,501
                   ---------------------------------------------- --------------
                    Less current maturities                          (10,263)
                                                                  ----------
                   ---------------------------------------------- --------------
                    Total                                         $1,022,238
                                                                   =========
                   ---------------------------------------------- --------------
     Bridge Loans

     On January 10, 2002, the Company secured bridge loan financing in the aggregate sum of $500,000 from KSH Investment Fund I, LP and Cleveland Overseas, Ltd. The Company received net proceeds of $475,000 from the bridge loan financing. The bridge loan investors were issued promissory notes in the aggregate principal amount of $500,000 ($447,274 at April 30, 2002 net of a loan discount of $52,726) which bore interest at a rate of 10% per annum. The notes were secured by all the assets of the Company. The bridge loan investors were also granted warrants to purchase a total of 200,000 shares of Common Stock at an exercise price of $.50 per share. The estimated fair value of these warrants totals $136,000, and is recorded as a loan discount and is being amortized over the loan term of six months. KSH Investment Group, Inc., a registered broker-dealer and an affiliate of KSH Investment Fund I, LP, received $25,000 and was granted 75,000 shares of restricted Common Stock (which were issued in June 2002) as a fee for

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001

NOTE H (continued)

     arranging the financing. The fee of $25,000 and 75,000 share of restricted Common Stock (valued at $75,000 - $1 per share) has been recorded as deferred financing costs and is being amortized over the loan term of six months. The liability for the issuance of 75,000 shares of restricted Common Stock is recorded in accrued expenses.

     In June 2002, the Company repaid a bridge loan note in the principal amount of $400,000 and all interest accrued and payable on the bridge loan notes as of that date with a portion of the proceeds received from the June 2002 private placement of its Series A Stock. The Company is negotiating to restructure the remaining bridge loan note in the principal amount of $100,000 on more favorable terms.

NOTE I - STOCK OPTIONS

     The Company's 1999 Stock Option Plan provides that key employees are eligible to receive incentive stock options or nonqualified stock options and that directors and advisors shall be eligible to receive nonqualified options. Under the plan, the Company may grant options to purchase up to a total of 1,000,000 shares of common stock. As of April 30, 2002, there are 555,000 options available for future grants. For options granted to greater than 10% shareholders, the exercise price of the options must be fixed at not less than 110% of the fair market value on the date of grant. The maximum term of these options may not exceed five years from the date of grant.

     On March 13, 2002, the Board of Directors approved and ratified the Company's 2001 Stock Option Plan. Under the plan, the Company may grant qualified and non-qualified stock options to purchase up to a total of 7,000,000 shares of common stock to selected employees, officers, directors, agents, consultants and independent contractors of the Company. As of April 30, 2002, all shares under the plan were available for future grants. The maximum term of these options shall not exceed ten years from the date of grant. For incentive stock options granted to greater than 10% shareholders, the term of the options shall not exceed five years and the exercise price must be fixed at not less than 110% of the fair market value on the date of grant. The Company intends to submit the plan for shareholder approval.

     On March 13, 2002, the Company issued 2,900,000 fully vested warrants to officers and employees, which are exercisable at a price of $.55 per share. The fair value per warrant was estimated at $.16.

     The fair value of each warrant or option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield, expected volatility of 300 percent, risk-free interest rate of 4.69 percent, and five-year expected lives.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001



     NOTE I (continued)

     The following table summarizes the options and warrants granted to officers, directors and employees under the various plans and outside the plans for the period from April 30, 2000 through April 30, 2002:

                                                                              Number of shares
                                                 Total          ------------------------------------------          Exercise
                                                 number          Options                                           Price per
                                               of shares        Qualified     Nonqualified        Warrants           share
                                               ---------        ---------     ------------       ---------         ---------
      Options outstanding at April 30,
      2000                                       445,000          277,000          168,000                             $1.50

      Granted                                      -               -                -
                                               ---------        ---------       ----------                             -----

      Options outstanding at April 30,           445,000          277,000          168,000                              1.50
      2001

      Granted - Warrants                       2,900,000                                         2,900,000               .55
                                               ---------        ---------        ---------       ---------             -----

      Options and Warrants outstanding
      at April 30, 2002                        3,345,000          277,000          168,000       2,900,000             $ .68
                                               =========        =========        =========       =========             =====

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for its option plan under APBO No. 25, "Accounting for Stock Issued to Employees," and related interpretations and, accordingly, no compensation cost has been recognized for the employee stock option plan. Had compensation cost for the Company's employee stock option plan been determined based on the fair value at grant date for awards, net loss and loss per share would have increased as follows:

                                                                                                           Year ended
                                                                                                            April 30,
                                                                                                              2002
                                                                                                           ----------
      Net loss
          As reported                                                                                        $(352,838)
          Pro forma                                                                                           (652,338)

      Basic and diluted loss per share
          As reported
             Basic and diluted                                                                                   $(.05)
          Pro forma
             Basic and diluted                                                                                    (.10)

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001

NOTE I (continued)

     The following table summarizes information about the stock options at April 30, 2002:

                                                    Options outstanding                           Options exercisable
                                      ----------------------------------------------          -----------------------
                                        Number             Weighted-                           Number
                                      outstanding           average        Weighted          exercisable        Weighted-
                                          at               remaining        Average              at              average
              Range of                 April 30,          contractual      Exercise           April 30,         exercise
           exercise prices               2002                life            price              2002              Price
           ---------------            -----------         -----------      ---------          ---------         -------
               $ 1.50                   445,000           2.13 years         $1.50              445,000          $1.50
                  .55                 2,900,000           4.87 years           .55            2,900,000            .55
                                      ---------                                               ---------
                                      3,345,000                                               3,345,000

NOTE J - PREFERRED SHARES

     On March 11, 1998, the Company's Articles of Incorporation were amended to authorize 1,000,000 shares of preferred stock, par value $.001 per share, to be issued with rights, preferences and designations as determined by the Board of Directors.

     In June 2002, the Company completed the initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,0000 shares of its 10% Series A Convertible Preferred Stock ("Series A Stock") to accredited investors at $2.00 per share. Each share of Series A Stock is convertible into four shares of Common Stock at a conversion price of $.50 per share. The Company raised $1,025,000 and investors were issued 512,500 shares of the Series A Stock. The Company received net proceeds of approximately $450,000 from this private placement net of expenses, which included a repayment of a bridge loan note in the principal amount of $400,000 and all accrued and payable interest on the bridge loan notes to date. KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 325,625 shares of Common Stock as commissions in connection with the June 2002 private placement. The warrants granted to KSH Investment Group, Inc. are exercisable at $.65 per share. KSH Investment Group, Inc. also received the right to elect one director to the Company's Board of Directors.

     The Series A Stock is redeemable at the option of the Company after the second anniversary of the initial closing if the average market price of the Common Stock during any ten-day period after the second anniversary is at least $1.00. The redemption price will be the liquidation preference of $2.00 per share (including payment with respect to all accrued but unpaid dividends). Under the terms of the private placement, the Company shall undertake to register with the Securities and Exchange Commission the number of shares of Common Stock underlying the conversion of 1,000,000 shares of the Series A Stock.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001


NOTE K - RELATED PARTY TRANSACTIONS

     During the year ended April 30, 2002, certain stockholders and officers of the Company rendered consulting and management services totalling $27,500 and subcontractor services totalling $4,096. Subcontractor services rendered to affiliates totaled $5,954. In addition, rental payments totaling $81,900 were paid to an affiliated company.

     During the year ended April 30, 2001, certain stockholders and officers of the Company rendered consulting and management services totaling $104,000. Included in accounts payable and accrued expenses are amounts due to stockholders and officers, which services totaled $251,000.

     As of April 30, 2002, $27,000 is due from an affiliated company for services rendered and $80,208 is due to the same affiliated company for services rendered by the affiliate.

     As of April 30, 2002, the Company has notes due to shareholders totaling $1,032,501 (see Note H).

NOTE L - EMPLOYEE BENEFIT PLANS

     The Company has established a profit sharing and a 401(k) plan covering substantially all full-time, non-union employees who have completed one year of continuous service and who meet certain other eligibility requirements. Contributions to the plan are discretionary and are allocated in proportion to compensation. For the years ended April 30, 2002 and 2001, the Company contributed $26,987 and $19,415, respectively, to the profit sharing plan.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001


NOTE M - COMMITMENTS AND CONTINGENCIES

     Litigation

     National Abatement Corp. ("NAC"), a wholly-owned subsidiary of the Company, is a co-defendant with one or more additional defendants in lawsuits involving personal injury claims arising from job-site accidents. As of April 30, 2002, claims in excess of insurance coverages totaled approximately $18,000,000. These claims exceed NAC's applicable insurance coverages; therefore, any judgment or settlement in excess of insurance will require payment by NAC. In the opinion of management, the amount of ultimate liability of NAC with respect to these claims will not materially effect the financial position, results of operations and cash flows of the Company. However, there can be no assurance that any judgment or settlement of these claims will not exceed NAC's insurance coverages, which could have a material effect on the financial position, results of operations and cash flows of the Company.

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

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001


NOTE M (continued)

     Aggregate future minimum rental payments and sublease payments under the operating leases as of April 30, 2002 are as follows:

                                                                     Rent               Sublease
                                                                    payment              income            Net
                                                                  ----------           ----------        ------
             Year ending April 30,
                 2003                                             $  168,498           $  168,498        $ -
                 2004                                                178,710              178,710          -
                 2005                                                178,710              178,710          -
                 2006                                                178,710              178,710          -
                 2007                                                178,710              178,710          -
                 Thereafter                                          268,065              268,065          -
                                                                  ----------           ----------         -----

                                                                  $1,151,403           $1,151,403        $ -
                                                                  ==========           ==========         =====

     In June 2000, the Company received a payment of $397,800 in connection with the sublease from the tenant for future rent. This payment was recorded as deferred sublease income and will be recognized as revenue on a straight-line basis over the lease term.

     Starting in April 2000 and continuing through the present, the Company subleases its executive and administrative offices and warehouse from an affiliated company. There is no specified term or written agreement for this lease. The Company pays rent of $6,825 per month.

     Rent expense for the years ended April 30, 2002 and April 30, 2001 was $81,900 and $117,317, respectively.

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

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001

NOTE O - CONCENTRATION OF CREDIT RISK

     The Company grants unsecured trade credit to customers, substantially all of whom are located in the New York tri-state area. The Company's customers include owners of commercial real estate, managing agents and general contractors, industrial facilities and hospitals and educational institutions. During the fiscal year ended April 30, 2002, approximately 94% of the Company's operating revenues were derived from commercial and industrial clients, and approximately 6% was derived from institutional customers such as educational institutions and hospitals. The mix for the prior fiscal year was approximately 85% commercial and industrial, and 15% institutional.

     Sales to two customers accounted for 28.0% and 13.3%, respectively, of revenues for the year ended April 30, 2002. Sales to three customers accounted for 19.9%, 13.5% and 10.7%, respectively, of revenues for the year ended April 30, 2001. Accounts receivable for two customers accounted for 18% and 16%, respectively, of accounts receivable as of April 30, 2002.

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
                                                                      --------

                                                                      $100,000
                                                                      ========

     The Company believes the pro forma information for this transaction is not material to the financial statements. The results of operations of the acquired companies are included in the Company's statement of operations from the date of acquisition.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001


NOTE R - BUSINESS SEGMENT INFORMATION

     The asbestos removal segment provides asbestos abatement including removal and disposal, enclosure and encapsulation. The indoor air quality services segment provides indoor air quality testing, monitoring and remediation services. The environmental services segment provides environmental remediation, closure, and cost effectiveness services.

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

     The following table presents the Company's business segment financial information:

                                                                                           Year ended April 30,
                                                                                    -------------------------------
                                                                                       2002                 2001
                                                                                    ----------           ----------
      Revenues
          Asbestos removal                                                          $6,570,077           $6,883,778
          Environmental services                                                       122,657              465,165
          Indoor air quality services                                                2,136,687            1,747,534
                                                                                    ----------           ----------

               Total revenues                                                       $8,829,421           $9,096,477
                                                                                    ==========           ==========

      Operating profit (loss) from segments
          Asbestos removal                                                          $  330,091           $   66,303
          Environmental services                                                       (59,520)            (201,824)
          Indoor air quality services                                                 (187,207)            (128,324)
                                                                                    ----------           ----------

                                                                                        83,364             (263,845)

          Corporate expenses, net                                                     (407,766)            (225,312)
          Interest expense, net                                                       (107,213)             (52,543)
          Other income, net                                                             46,800              (71,087)
          Income tax benefit (expense)                                                  31,977              (53,695)
                                                                                    ----------           ----------

               Net loss                                                             $ (352,838)          $ (666,482)
                                                                                    ==========           ==========

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001

NOTE R (continued)

                                                                                           Year ended April 30,
                                                                                    --------------------------------
                                                                                       2002                  2001
                                                                                    ----------            ----------
      Depreciation and amortization
          Asbestos removal                                                          $    9,478            $   15,965
          Environmental services                                                         1,216                 1,217
          Indoor air quality services                                                   79,138                99,416
          Corporate                                                                     67,091                20,026
                                                                                    ----------            ----------

               Total depreciation and amortization                                  $  156,923            $  136,624
                                                                                    ==========            ==========

      Capital expenditures
          Asbestos removal                                                                                $    2,144
          Indoor air quality services                                               $    5,548                 4,850
          Corporate                                                                                           54,946
                                                                                    ----------            ----------

               Total capital expenditures                                           $    5,548            $   61,940
                                                                                    ==========            ==========

      Identifiable assets
          Asbestos removal                                                          $2,530,923            $2,511,870
          Environmental services                                                        33,153                10,080
          Indoor air quality services                                                  894,227             1,186,597
                                                                                    ----------            ----------

               Total assets for reportable segments                                  3,458,303             3,708,547

      Corporate                                                                        162,755                57,521
                                                                                    ----------            ----------

               Total assets                                                         $3,621,058            $3,766,068
                                                                                    ==========            ==========

NOTE S - FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of the year ended April 30, 2001, the Company recorded significant adjustments to its accounts, which resulted in increasing the net loss by approximately $411,000. The adjustments for the year ended April 30, 2001 were principally attributable to the write-off of uncollectible accounts receivable of approximately $27,000; the write-off of leasehold improvements of approximately $118,000; an over accrual of estimated tax refunds which were received in the fourth quarter of approximately $54,000; depreciation expense on acquired assets of approximately $30,000; and accruals for commissions, management fees and accounting fees totaling approximately $144,000.

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

During the fiscal year prior to engaging Grant Thornton, we have had no consultations with it concerning: (a) the application of accounting principles to a specific transaction or the type of opinion that might be rendered on our financial statements as to which a written report was provided to us or as to which we received oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or (b) any disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K; or (c) a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K.

Our Board of Directors has approved the engagement of Grant Thornton LLP as our auditors to replace MKB&N.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL; COMPLIANCE WITH
        SECTION 16(A) OF THE EXCHANGE ACT

         A. As of August 6, 2002, the Company's executive officers and directors are as follows:

Name                        Age         Position with the Company
Santo Petrocelli, Sr.       67          Chairman of the Board and Director

Jeffrey L. Powell(1)        43          President, Chief Executive Officer and Director

Lawrence S. Polan           72          Chief  Financial Officer, Secretary, Treasurer and
                                        Director

Michael J. Caputo           49          Chief Operating Officer

Santo Petrocelli, Jr.       36          Director

Joel Schoenfeld(2)          51          Director

-----------------

1. Effective July 10, 2002, Jeffrey L. Powell succeeded Santo Petrocelli, Sr. as President and Chief Executive Officer.

2. Effective July 11, 2002, Joel Schoenfeld succeeded Michael J. Caputo as Director. Mr. Schoenfeld was appointed pursuant to an agreement between the Company and KSH Investment Group, Inc., a registered broker-dealer who is acting as placement agent for the private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of our 10% Series A Convertible Preferred Stock to accredited investors at $2.00 per share.

Santo Petrocelli, Sr. has served as Chairman of the Board and a director of the Company and its predecessors since 1988. Mr. Petrocelli had served as President and Chief Executive Officer of the Company and its predecessors from 1988 to 2002. Mr. Petrocelli is also the Chairman of the Board and a director of Petrocelli Industries, Inc. and Petrocelli Electric Co., Inc., a privately-owned company based in Long Island City, New York, which is engaged in the business of electrical and telecommunications contracting. Mr. Petrocelli devotes less than a majority of his working time (approximately 15%) to the Company's business.

Jeffrey L. Powell has served as President, Chief Executive Officer and a director of the Company since July 2002. From 1998 until 2002, Mr. Powell served as Vice President of Thermo TerraTech, a public subsidiary of Thermo Electron Corporation. From 1989 until 1998, he served as President of Thermo Retec, a public subsidiary of Thermo Electron Corporation. Mr. Powell holds a bachelor's degree in engineering from the University of Toledo, and a master's degree in management from the Florida Institute of Technology.

Lawrence S. Polan has served as Secretary, Treasurer, Chief Financial Officer and a director of the Company and its predecessors since 1988. Mr. Polan is also the Chief Financial Officer of Petrocelli Electric Co., Inc. Mr. Polan devotes less than a majority of his time (approximately 30%) to the Company's business.

Michael J. Caputo has served as Chief Operating Officer of the Company and its predecessors since 1988. Mr. Caputo had served as a director of the Company and its predecessors from 1988 to July 2002.

Santo Petrocelli, Jr. has served as a director of the Company since March 1998. Mr. Petrocelli is also President of Petrocelli Communications Company, a division of Petrocelli Electric Co., Inc., a position he has held since May 1998. From May 1992 to May 1998, Mr. Petrocelli was Executive Vice President of Petrocelli Communications Company.

Joel Schoenfeld has served as a director of the Company since July 2002. Mr. Schoenfeld has been a principal of Schoenfeld Consulting since April 2000. From 1989 until March 2000, he served as Senior Vice President and General Counsel of BMG Entertainment. From 1977 until 1989, he served as Executive Vice President and General Counsel of the Recording Industry Artists Association. He currently serves on the board of directors of Univec, Inc., MindArrow Systems, Inc., and TouchTunes Music Corporation. Mr. Schoenfeld also currently serves as a member of the executive board and central board of directors of IFPI, the international trade federation for the worldwide music business and the Music for Youth Foundation. He holds a B.A. in Political Science and International Relations from Syracuse University and a J.D. from New York Law School.

Santo Petrocelli, Sr., is the father of Santo Petrocelli, Jr. There are no other family relationships among the Company's officers and directors.

All directors currently serve for one-year terms and until their successors have been elected and qualified. Officers are elected annually and serve at the discretion of the board.

         B. Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and any persons who own more than ten percent of the Company's Common Stock, file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all such reports that they file.

In the fiscal year ended April 30, 2002, an employee of the Company (Ronald W. Kuzon) did not timely report on Form 3 Initial Statement of Beneficial Ownership of Securities one transaction in which he acquired 10% beneficial ownership. To the knowledge of the Company, based on a review of the Section 16 reports, no other person has failed to comply with the Section 16 reporting requirements of the Exchange Act during the fiscal year ended April 30, 2002.

ITEM 10. EXECUTIVE COMPENSATION

         A. Summary Compensation Table.

The following table sets forth, for the Company's last three fiscal years, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") or interim CEO, and the three most highly compensated executive officers of the Company other than the CEO or interim CEO whose salary and bonus payments exceeded $100,000 for the fiscal year ended April 30, 2002. No other executive officer of the Company received compensation of $100,000 or more from the Company in either of those fiscal years.

-------------------------------------------------------------------------------------------------------------------------------
                                                Summary Compensation Table(1)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        Long Term Compensation
-------------------------------------------------------------------------------------------------------------------------------
                                        Annual Compensation                       Awards                     Payouts
-------------------------------------------------------------------------------------------------------------------------------
   Name and         Year       Salary ($)    Bonus ($)       Other       Restricted    Securities       LTIP       All Other
  Principal                                                  Annual        Stock       Underlying   Payouts ($)  Compensation($)
   Position                                               Compensation     Award(s)     Options/
                                                              ($)            ($)         SARS(#)
-------------------------------------------------------------------------------------------------------------------------------
Santo               2002            3,300       -0-            *            -0-           -0-           -0-           -0-
Petrocelli,    ----------------------------------------------------------------------------------------------------------------
Sr., Chairman       2001           87,000       -0-            *            -0-           -0-           -0-           -0-
of             ----------------------------------------------------------------------------------------------------------------
the Board,          2000           88,950       -0-            *            -0-         150,000         -0-           -0-
and former
President and
CEO(2)
-------------------------------------------------------------------------------------------------------------------------------
Richard M.          2002           60,000       -0-            *            -0-           -0-           -0-           -0-
Cohen, former  ----------------------------------------------------------------------------------------------------------------
interim CEO(3)       --                --        --            --            --            --            --            --
               ----------------------------------------------------------------------------------------------------------------
                     --                --        --            --            --            --            --            --
-------------------------------------------------------------------------------------------------------------------------------
Lawrence S.         2002            3,300       -0-            *            -0-           -0-           -0-           -0-
Polan,         ----------------------------------------------------------------------------------------------------------------
Executive           2001            1,900       -0-            *            -0-           -0-           -0-           -0-
Vice           ----------------------------------------------------------------------------------------------------------------
President and        --                --        --            --            --            --            --            --
CFO
-------------------------------------------------------------------------------------------------------------------------------
Michael J.          2002          132,500       -0-            *            -0-           -0-           -0-           -0-
Caputo, Chief  ----------------------------------------------------------------------------------------------------------------
Operating           2001          132,500       -0-            *            -0-           -0-           -0-           -0-
Officer        ----------------------------------------------------------------------------------------------------------------
                    2000          132,500       -0-            *            -0-          50,000         -0-           -0-
-------------------------------------------------------------------------------------------------------------------------------

-------------------

* Less than $50,000

1. Jeffrey L. Powell, who became President and CEO effective July 10, 2002, received a total of $76,000 in consulting fees for the fiscal year ended April 30, 2002.

2. Succeeded by Jeffrey L. Powell as President and CEO effective July 10, 2002.

3. Served as interim CEO from November 15, 2001 to March 15, 2002.

Santo Petrocelli, Sr., the Chairman, former President and Chief Executive Officer, is compensated through Petrocelli Industries, Inc. Lawrence S. Polan, the Executive Vice President and Chief Financial Officer, is compensated through LPS Consultants, Inc. Marshall H. Geller, a former Executive Vice President, was compensated through Gelco Development Corp. Payments to these companies are classified as "Management Fees and Consulting Fees" in the Company's Statements of Operations and elsewhere in this Annual Report on Form 10-KSB for the fiscal years ended April 30, 2002 and other reports filed by the Company with the Securities and Exchange Commission. Mr. Petrocelli and Mr. Geller also received compensation directly from the Company in the fiscal year ended April 30, 2001.

In March 2002, the Company issued warrants to certain officers, directors and employees. Santo Petrocelli, Sr. was issued warrants exercisable for 1,000,000 shares of Common Stock. Lawrence S. Polan was issued warrants exercisable for 900,000 shares of Common Stock. Ronald W. Kuzon was issued warrants exercisable for 1,000,000 shares of Common Stock. These warrants were fully vested upon grant and are exercisable at a price of $0.55 per share. Other than as set forth above, no other options or warrants have been issued to the Company's officers, directors and employees during the fiscal year ended April 30, 2002.

         B. Options/SAR Grants in Last Fiscal Year.

Not applicable.

         C. Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR
Value.

None of the executive officers identified in (a) above exercised any options or SARs in the last fiscal year, and none of such officers held any SARs at year end. Information relating to the number and value of options held at year end by such officers is set forth in the following table:

---------------------------------------------------------------------------------------------------------------------------
                   Name                    Number of Securities (1) Underlying       Value of Unexercised In-the-Money
                                              Unexercised Options at FY end                Options At FY end (2)
                                                Exercisable/ Unexercisable               Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------------------
Santo Petrocelli, Sr.                    150,000/-0-                                 None
---------------------------------------------------------------------------------------------------------------------------
Marshall Geller                          150,000/-0                                  None
---------------------------------------------------------------------------------------------------------------------------
Michael J. Caputo                        50,000/-0-                                  None
---------------------------------------------------------------------------------------------------------------------------

-------------------

1. Shares of common stock.

2. Based on the high "bid" price of shares quoted on April 30, 2002.

         D. Long-Term Incentive Plans.

None.

         E. Compensation of Directors.

During the fiscal year ended April 30, 2002, no director of the Company received any compensation for services provided in such capacity. Directors of the Company are reimbursed for any expenses incurred by them in connection with their activities on behalf of the Company.

         F. Employment Contracts and Termination of Employment, and Change in Control Arrangements.

At April 30, 2002, no executive officers had fixed term employment agreements with the Company and there were no agreements relating to severance, change of control or other similar terms between the Company and any of its executive officers.

On July 10, 2002, Jeffrey L. Powell was appointed president, chief executive officer and a director of the Company. Pursuant to the compensatory arrangement with the Company, Mr. Powell shall receive an annual salary of $235,000. From January 2002 to July 2002, Mr. Powell served as a consultant to the Company and received a total of $133,000 in consulting fees.

         G. Report on Repricing of Options/SARS.

Not Applicable.

         H. Supplementary Information on Stock Options.

Not applicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of August 8, 2002, with respect to the beneficial ownership of our securities by officers and directors, individually and as a group, and all holders of more than 5% of our Common Stock. Unless otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the beneficial owners indicated. On August 6, 2002, there were 6,769,963 shares of Common Stock outstanding.

We have 1,000,000 shares of our 10% Series A Convertible Preferred Stock ("Series A Stock") outstanding, of which 512,500 shares were issued to investors in connection with the July 2002 private placement. No officers and directors own any shares of our Series A Stock.

------------------------------------------------------------------------------------------------------------
               Name of Beneficial Owner                  Shares Beneficially Owned        Percentage(1)
               ------------------------                  -------------------------        -----------
------------------------------------------------------------------------------------------------------------
Santo Petrocelli, Sr., Chairman and Director                    4,551,667(2)                  57.5%
------------------------------------------------------------------------------------------------------------
Jeffrey L. Powell, President, Chief Executive Officer                  0                         0%
and Director
------------------------------------------------------------------------------------------------------------
Lawrence S. Polan, Chief Financial Officer,                     1,451,666(3)                  18.3%
Secretary, Treasurer and Director
------------------------------------------------------------------------------------------------------------
Michael J. Caputo, Chief Operating Officer                        150,000(4)                   2.2%
------------------------------------------------------------------------------------------------------------
Joel Schoenfeld                                                         0                        0%
------------------------------------------------------------------------------------------------------------
Santo Petrocelli, Jr., Director                                         0(5)                     0%
------------------------------------------------------------------------------------------------------------
All  directors  and  executive  officers as a group             6,153,333                       70%(6)
(6 persons)
------------------------------------------------------------------------------------------------------------
Ronald W. Kuzon, Manager, Finance                               1,000,000(7)                  12.9%
------------------------------------------------------------------------------------------------------------

---------------------

1. As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

2. Includes 150,000 shares reserved for issuance upon the exercise of an option granted under the Company's 1999 Incentive Stock Option Plan, 1,000,000 shares issuable upon exercise of warrants granted in March 2002, 2,835,000 shares owned of record by Petrocelli Industries Inc. and 566,667 shares owned by SMFS Corp. Mr. Petrocelli is the President and Chief Executive Officer of Petrocelli Industries, Inc., and beneficially owns 25% of its outstanding capital stock. The other 75% is owned by members of Mr. Petrocelli's family. Mr. Petrocelli is the President of SMFS Corp.

3. Includes 50,000 shares reserved for issuance upon the exercise of an option granted under the Company's 1999 Incentive Stock Option Plan, 900,000 shares issuable upon exercise of warrants granted in March 2002, 501,666 shares owned of record by LPS Consultants, Inc., a company owned and controlled by Mr. Polan and his wife. Mr. Polan is the secretary of Petrocelli Industries Inc., but is not an executive officer, in control, or a beneficial owner, of the company.

4. Includes 50,000 shares reserved for issuance upon the exercise of an option granted under the Company's 1999 Incentive Stock Option Plan.

5. Does not include shares owned by Petrocelli Industries, Inc., in which Mr. Petrocelli has an economic interest by reason of his equity ownership of Petrocelli Industries, Inc.

6. Please note that the sum of the beneficial ownership percentages of individual directors and executive officers is not equal to the beneficial ownership percentage of all directors and executive officers as a group.

7. Consists of warrants exercisable for 1,000,000 shares granted in March 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A. Certain Transactions with Shareholders and Affiliates.

During the fiscal year ended April 30, 2002, the Company satisfied all loans and management and consulting fees previously owed to shareholders and affiliates by issuance of term notes as discussed below. On April 1, 2002, the Company, or its subsidiaries, had unsecured loans payable to Chairman Santo Petrocelli, Sr., Petrocelli Industries Inc., a private company controlled by Mr. Petrocelli, and Chief Financial Officer Lawrence S. Polan. These loans were due on demand, bore interest at various rates, and had an outstanding principal balance of $573,490, net of a repayment of $100,000 in March 2002 to Petrocelli Industries Inc. Interest payable on those loans totaled $212,295. For the fiscal year ended April 30, 2002, the Company had an interest expense of $74,613 on shareholder and affiliate loans.

During the fiscal year ended April 30, 2002, certain shareholders and officers received management fees and consulting fees totaling $27,500. On April 1, 2002, the Company had outstanding management fees and consulting fees payable to Mr. Petrocelli and Petrocelli Industries Inc. in the aggregate amount of $246,716. No other management fees or consulting fees were payable to shareholders and affiliates. The aggregate amount owed to shareholders and affiliates on the principal and accrued interest on the demand loans, together with the management fees and consulting fees, was $1,032,501.

On April 1, 2002, the Company issued unsecured promissory notes in favor of Mr. Petrocelli, Mr. Polan and Petrocelli Industries Inc. in the aggregate amount of $1,032,501 in exchange for and in full satisfaction of all outstanding balances due on the demand loans and management fees and consulting fees. Each promissory note issued does not bear interest and requires repayment in twenty-one (21) equal monthly payments from the date repayment commences. Repayment commences on a note in the principal amount of $10,263 in February 2003, and repayment commences on the remaining notes totaling $1,022,238 in May 2003.

During the fiscal year ended April 30, 2001, Mr. Petrocelli and Petrocelli Industries Inc. were repaid $355,082 of loans by the Company, net of new loans made during the year. The highest loan balance outstanding at any time during the fiscal year ended April 30, 2001 was $975,000. Those loans bore interest at the rate of 10% per annum, payable monthly, and had no fixed term. Accordingly, the Company considered those loans to be due on demand. No interest was paid on those loans during the fiscal year ended April 30, 2001. At April 30, 2001, the Company had accrued interest of $44,032 on the fiscal year 2001 loans. During the fiscal year ended April 30, 2001, the Company had an interest expense of $53,063 on shareholder and affiliate loans. During fiscal years ended April 30, 2001, certain shareholders and officers of the Company received management fees and consulting fees totaling $104,000. The Company believed the loan terms obtained from shareholders and affiliates were at least as favorable as could have been obtained by the Company from non-affiliated parties through arms length negotiation.

The indebtedness to Mr. Petrocelli and Petrocelli Industries Inc. described in the preceding paragraphs were in addition to amounts owed to Petrocelli Electric Co., Inc., a company controlled by Chairman Santo Petrocelli, Sr., for rent on the office and warehouse space totaling $81,900 in the 2002 and 2001 fiscal years and subcontractor services rendered by an affiliate in the aggregate amount of $5,954 in the 2002 fiscal year.

Except as set forth above, there were no transactions between the Company and any of its current executive officers or holders of 5% or more of its voting securities during either of the last two fiscal years.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits:

Exhibit No.                         Description
-----------                         -----------

3.1*           Articles of Incorporation as amended

3.2*           Bylaws as amended

3.3            Certificate of Designation of 10% Series A Convertible Preferred
               Stock

4.1*           Common Stock Certificate

4.2*           1999 Incentive Stock Option Plan

4.3            2001 Stock Option Plan

10.1**         Promissory Note issued to Santo Petrocelli, Sr. dated April 1,
               2002

10.2**         Promissory Note issued to Lawrence S. Polan dated April 1, 2002

10.3**         Promissory Note issued to Petrocelli Industries Inc. dated April
               1, 2002

16*** Letter dated June 28, 2000, from Mendelsohn Kary Bell & Natoli LLP rechange in certifying accountants

21*            Subsidiaries

--------------

* Filed as Exhibits with the Company's Registration Statement on Form 10-SB filed with the Commission on November 30, 1999, and incorporated by reference herein.

** Filed as an Exhibit with the Company's Current Report on Form 8-K filed with the Commission on April 18, 2002, and incorporated by reference herein.

*** Filed as an Exhibit with the Company's Current Report on Form 8-K filed with the Commission on June 30, 2000, and incorporated by reference herein.

         B. Current Reports on Form 8-K filed during the last quarter of the fiscal year and the subsequent interim period ended August 8, 2002 are as follows:

         1. Report on Form 8-K, filed with the Commission on March 27, 2002 announcing the resignation of interim Chief Executive Officer Richard M. Cohen in accordance with the terms of his fixed term employment agreement with the Company under Item 5
                  - Other.

         2. Report on Form 8-K, filed with the Commission on April 18, 2002 announcing the satisfaction of shareholder and affiliate loans and the issuance of a press release related to the Company's earnings for the fiscal quarter ended January 31, 2002 under Item 5 - Other.

         3. Report on Form 8-K, filed with the Commission on July 16, 2002 announcing the election of Jeffrey L. Powell as president, chief executive officer and director and the resignation of Santo Petrocelli, Sr. as president and chief executive officer under Item 5- Other.

         4. Report on Form 8-K, filed with the Commission on July 23, 2002, announcing the initial closing of the minimum offering of 500,000 shares of the Company's 10% Series A Convertible Preferred Stock and the election of Joel Schoenfeld as director to fill the vacancy created by the resignation of Michael J. Caputo under Item 5 - Other.

                            SUPPLEMENTAL INFORMATION

We have not sent an annual report or proxy statement to security holders in respect of the fiscal year ending April 30, 2002, or in the current fiscal year. Such report and proxy statement will be furnished to security holders in connection with the Company's Annual Meeting. Copies of such material will be furnished to the Commission when it is sent to security holders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NESCO INDUSTRIES INC.

                                   /s/ Jeffrey L. Powell
                                   ---------------------------------------------
                                   Jeffrey L. Powell
                                   President and Chief Executive Officer



                                   /s/ Lawrence S. Polan
                                   ---------------------------------------------
                                   Lawrence S. Polan
                                   Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                             Date
---------                    -----                             ----

/s/ Santo Petrocelli, Sr.    Chairman and Director             August 13, 2002
---------------------------
Santo Petrocelli, Sr.

/s/ Jeffrey L. Powell        President, Chief Executive        August 13, 2002
---------------------------  Officer and Director
Jeffrey L. Powell

/s/ Lawrence S. Polan        Vice President and Chief          August 13, 2002
---------------------------  Financial Officer and Director
Lawrence S. Polan

/s/ Santo Petrocelli, Jr.    Director                          August 13, 2002
---------------------------
Santo Petrocelli, Jr.