Form 10KSB/A
period 2002-04-30
NESCO INDUSTRIES INC
filed 2002-08-19
CIK 1099609

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                           FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to NESCO Industries, Inc.'s Annual Report on Form 10-KSB contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Forward-looking statements frequently convey our current expectations regarding, among other things,

         o    the success of our various business segments,
         o    our ability to secure financing through debt and equity markets,
         o    new product and services applications,
         o    strategic acquisitions, collaborations and relationships,
         o    research and development activities,
         o    regulatory submissions and approvals,
         o    outcomes of lawsuits, disputes and negotiations,
         o    impacts of events on our financial condition and operations, and similar operating matters. Any or all of our forward-looking statements may turn out to be wrong. Many factors may cause actual results to differ from forward-looking statements, including inaccurate assumptions and a broad variety of risks and uncertainties, some of which are known and others of which are not. Known risks and uncertainties include those identified from time to time in our reports filed with the Securities and Exchange Commission, which should be considered together with any forward-looking statement. No forward-looking statement is a guarantee of future results or events, and one should avoid placing undue reliance on such statements. We claim the protection of the safe harbor for forward-looking statements that is contained in the Private Securities Litigation Act of 1995. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements made in this report or in our other reports filed with the Securities and Exchange Commission.

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

           (c) In January 2002, we issued five year warrants to purchase a total of 200,000 shares of Common Stock at an exercise price of $.50 per share to KSH Strategic Investment Fund I, LP and Cleveland Overseas, Ltd. in connection with a January 2002 bridge loan financing of $500,000. These investors also received secured promissory notes in the aggregate principal amount of $500,000 which bore interest at 10% per annum. KSH Investment Group, Inc., a registered broker-dealer and an affiliate of KSH Strategic Investment Fund I, LP, received $25,000 and was granted 75,000 shares of Common Stock (which were issued in June
2002) as a fee for arranging the bridge loan financing. We relied on Section 4(2) of the Securities Act in issuing the warrants and shares of Common Stock without registration under the Act. Under the terms of the bridge loan financing, we have agreed to undertake to register the shares of Common Stock issuable upon the exercise of the warrants issued to the bridge investors and the shares of Common Stock issued to KSH Investment Group, Inc.

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

We are exploring debt and equity markets in order to satisfy our current and future capital requirements and believe that we will no longer require or rely on shareholder loans for our capital needs going forward. On January 10, 2002, we secured bridge loan financing in the aggregate sum of $500,000 from KSH Strategic Investment Fund I, LP and Cleveland Overseas, Ltd. We received net proceeds of $475,000 from the bridge loan financing. The bridge loan investors were issued secured promissory notes in the aggregate principal amount of $500,000, which bore interest at a rate of 10% per annum. These investors were also granted warrants to purchase a total of 200,000 shares of Common Stock at an exercise price of $.50 per share. This bridge loan financing is more fully described in footnote (1) to the below table.

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

The following table provides a summary of our loans payable and commitments for operating leases at April 30, 2002:

                                                                   Less than                         3 or More
                                              Total ($)            1 Year ($)       1-3 Years ($)    Years ($)
                                              ---------            ----------       -------------    ---------
Notes Payable, Bridge Loan (1)               $  500,000            $500,000                  --             --
Notes Payable, Shareholders and               1,032,501              10,263          $1,022,238             --
Affiliates (2)
Operating leases (3)                          1,151,403             168,498             357,420       $625,485
                                             ----------             -------           ---------        -------

         Total Contractual Obligations       $2,683,904            $678,761          $1,379,658       $625,485
                                             ==========            ========          ==========       ========

-------------

1.       Notes payable (Bridge Loan):

         On January 10, 2002, the Company secured bridge loan financing in the aggregate sum of $500,000 from KSH Strategic Investment Fund I, LP and Cleveland Overseas, Ltd. These bridge investors were issued promissory notes in the aggregate amount of $500,000 which bore interest at a rate of 10% per annum. The notes were secured by all the assets of the Company. These investors were also granted warrants to purchase a total of 200,000 shares of Common Stock at an exercise price of $.50 per share. The estimated fair value of these warrants, which totals $136,000, was recorded as a loan discount and is being amortized over the loan term of six months. KSH Investment Group, Inc., an affiliate of KSH Strategic Investment Fund I, LP, received $25,000 and 75,000 shares of restricted common stock (which were issued in June 2002 and valued at $1.00 per share) as a fee for arranging the financing. These fees have been recorded as deferred financing costs and are being amortized over the loan term of six months. In July 2002, the Company repaid a bridge loan note in the principal amount of $400,000 and all interest accrued and payable on the bridge loan notes to date. The Company is negotiating to restructure the remaining bridge loan note in the principal amount of $100,000 on more favorable terms.

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

On January 10, 2002, the Company secured bridge loan financing in the aggregate sum of $500,000 from KSH Strategic Investment Fund I, LP and Cleveland Overseas, Ltd. The Company received net proceeds of $475,000 from the bridge loan financing. The bridge loan investors were issued secured promissory notes in the aggregate principal amount of $500,000, which bore interest at a rate of 10% per annum. These investors were also granted warrants to purchase a total of 200,000 shares of Common Stock at an exercise price of $.50 per share. KSH Investment Group, Inc., a registered broker-dealer and an affiliate of KSH Strategic Investment Fund I, LP, received $25,000 and was granted 75,000 shares of Common Stock (which were issued in June 2002) as a fee for arranging the financing.

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

     On January 10, 2002, the Company secured bridge loan financing in the aggregate sum of $500,000 from KSH Strategic Investment Fund I, LP and Cleveland Overseas, Ltd. The Company received net proceeds of $475,000 from the bridge loan financing. The bridge loan investors were issued secured promissory notes in the aggregate principal amount of $500,000, which bore interest at a rate of 10% per annum. These investors were also granted warrants to purchase a total of 200,000 shares of the Company's common stock, par value $.001 ("Common Stock"), at an exercise price of $.50 per share. KSH Investment Group, Inc., a registered broker-dealer and an affiliate of KSH Strategic Investment Fund I, LP, received $25,000 and was granted 75,000 shares of Common Stock (which were issued in June 2002) as a fee for arranging the financing.

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
                                                                   =========
                   ---------------------------------------------- --------------
     Bridge Loans

     On January 10, 2002, the Company secured bridge loan financing in the aggregate sum of $500,000 from KSH Strategic Investment Fund I, LP and Cleveland Overseas, Ltd. The Company received net proceeds of $475,000 from the bridge loan financing. The bridge loan investors were issued promissory notes in the aggregate principal amount of $500,000 ($447,274 at April 30, 2002 net of a loan discount of $52,726) which bore interest at a rate of 10% per annum. The notes were secured by all the assets of the Company. The bridge loan investors were also granted warrants to purchase a total of 200,000 shares of Common Stock at an exercise price of $.50 per share. The estimated fair value of these warrants totals $136,000, and is recorded as a loan discount and is being amortized over the loan term of six months. KSH Investment Group, Inc., a registered broker-dealer and an affiliate of KSH Strategic Investment Fund I, LP, received $25,000 and was granted 75,000 shares of restricted Common Stock (which were issued in June 2002) as a fee for

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2002 and 2001

NOTE H (continued)

     arranging the financing. The fee of $25,000 and 75,000 share of restricted Common Stock (valued at $75,000 - $1 per share) has been recorded as deferred financing costs and is being amortized over the loan term of six months. The liability for the issuance of 75,000 shares of restricted Common Stock is recorded in accrued expenses.

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

On July 18, 2002, the New York County District Attorney's Office filed a criminal complaint charging Mr. Polan with violations of GBL 340 - Combination in Restraint of Trade and Competition and PL 175.10 Falsifying Business Records in the First Degree relating to his employment with Petrocelli Electric Co., Inc. between the period of January 1994 and June 1997. Mr. Polan has pled not guilty to these charges.

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

------------------------------------------------------------------------------------------------------------
               Name of Beneficial Owner                  Shares Beneficially Owned        Percentage(1)
               ------------------------                  -------------------------        -----------
------------------------------------------------------------------------------------------------------------
Santo Petrocelli, Sr., Chairman and Director                    4,551,667(2)                  57.5%
------------------------------------------------------------------------------------------------------------
Jeffrey L. Powell, President, Chief Executive Officer                  0                         0%
and Director
------------------------------------------------------------------------------------------------------------
Lawrence S. Polan, Chief Financial Officer,                     1,451,666(3)                  18.3%
Secretary, Treasurer and Director
------------------------------------------------------------------------------------------------------------
Michael J. Caputo, Chief Operating Officer                        150,000(4)                   2.2%
------------------------------------------------------------------------------------------------------------
Joel Schoenfeld, Director                                               0                        0%
------------------------------------------------------------------------------------------------------------
Santo Petrocelli, Jr., Director                                         0(5)                     0%
------------------------------------------------------------------------------------------------------------
All  directors  and  executive  officers as a group             6,153,333                       70%(6)
(6 persons)
------------------------------------------------------------------------------------------------------------
Ronald W. Kuzon, Manager, Finance                               1,000,000(7)                  12.9%
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits:

Exhibit No.                         Description
-----------                         -----------

3.1*           Articles of Incorporation as amended

3.2*           Bylaws as amended

3.3**          Certificate of Designation of 10% Series A Convertible Preferred
               Stock

4.1*           Common Stock Certificate

4.2*           1999 Incentive Stock Option Plan

4.3**          2001 Stock Option Plan

10.1***        Promissory Note issued to Santo Petrocelli, Sr. dated April 1,
               2002

10.2***        Promissory Note issued to Lawrence S. Polan dated April 1, 2002

10.3***        Promissory Note issued to Petrocelli Industries Inc. dated April
               1, 2002

16**** Letter dated June 28, 2000, from Mendelsohn Kary Bell & Natoli LLP rechange in certifying accountants

21*            Subsidiaries

--------------

* Filed as Exhibits with the Company's Registration Statement on Form 10-SB filed with the Commission on November 30, 1999, and incorporated by reference herein.

** Filed as an Exhibit with the Company's Annual Report on Form 10-KSB filed with the Commission on August 13, 2002, and incorporated by reference herein.

*** Filed as an Exhibit with the Company's Current Report on Form 8-K filed with the Commission on April 18, 2002, and incorporated by reference herein.

**** Filed as an Exhibit with the Company's Current Report on Form 8-K filed with the Commission on June 30, 2000, and incorporated by reference herein.

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

Signature                    Title                             Date
---------                    -----                             ----

/s/ Santo Petrocelli, Sr.    Chairman and Director             August 19, 2002
---------------------------
Santo Petrocelli, Sr.

/s/ Jeffrey L. Powell        President, Chief Executive        August 19, 2002
---------------------------  Officer and Director
Jeffrey L. Powell

/s/ Lawrence S. Polan        Vice President, Secretary,        August 19, 2002
---------------------------  Treasurer, Chief Financial
Lawrence S. Polan            Officer and Director

/s/ Santo Petrocelli, Jr.    Director                          August 19, 2002
---------------------------
Santo Petrocelli, Jr.