Form 10QSB
period 2002-07-31
NESCO INDUSTRIES INC
filed 2002-09-23
CIK 1099609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 31, 2002

          [ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from ____________ to __________

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

                                 (718) 752-2400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

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

The number of outstanding shares of the registrant's Common Stock, par value $.001, was 6,769,963 as of September 20, 2002.

Traditional small business issuer format:   Yes [ ]       No [X]

                             NESCO INDUSTRIES, INC.
                                      INDEX

PART I:      FINANCIAL INFORMATION
             Item 1.  Consolidated Financial Statements

                      Consolidated Balance Sheets
                      as of July 31, 2002 (unaudited) and April 30, 2002...........................................       3

                      Consolidated Statements of Operations (unaudited)
                      for the three months ending July 31, 2002 and 2001...........................................       4

                      Unaudited Consolidated Statement of Stockholders' Equity (Deficit)
                      for the three months ending July 31, 2002....................................................       5

                      Consolidated Statements of Cash Flows (unaudited)
                      for the three months ending July 31, 2002 and 2001...........................................       6

                      Notes to Consolidated Financial Statements...................................................       7

             Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................................................      12


PART II:     OTHER INFORMATION

             Item 2.  Changes in Securities and Use of Proceeds....................................................      19

             Item 6.  Exhibits and Reports on Form 8K..............................................................      19

             Signatures............................................................................................      21

             Certifications........................................................................................      22

             Exhibit 4.2

             Exhibit 99.1

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                 July 31          April 30
                                                                  2002              2002
                                                               -----------       ---------
                                                               (Unaudited)
Current Assets:
  Cash and equivalents                                        $   426,952       $   111,260
  Accounts receivable, net                                      1,673,781         2,427,457
  Unbilled costs and estimated earnings in excess
    of billings on uncompleted contracts                          199,509           222,700
  Inventory                                                       152,979           154,992
  Prepaid taxes and expenses                                      199,563           105,087
                                                              -----------       -----------
     Total current assets                                       2,652,784         3,021,496
Fixed assets, net                                                 121,677           135,277
Intangibles, net                                                  416,954           416,954
Other assets                                                       51,259            47,331
                                                              -----------       -----------

                                                              $ 3,242,674       $ 3,621,058
                                                              -----------       -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 July 31          April 30
                                                                  2002              2002
                                                               -----------       ---------
                                                               (Unaudited)
Current Liabilities:
  Accounts payable and accrued expenses                       $ 1,442,614       $ 1,941,485
  Notes payable, bridge loan                                      100,000           447,274
  Loans payable, shareholders, current                            156,297            10,263
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                             349,148           397,686
                                                              -----------       -----------
     Total current liabilities                                  2,048,059         2,796,708
Loans payable, shareholders                                       876,204         1,022,238
Deferred rental income                                            245,700           257,400
                                                              -----------       -----------
     Total liabilities                                          3,169,963         4,076,346
                                                              -----------       -----------
Stockholders' Equity:
  10% convertible preferred stock, $2.00 par value,
     1,000,000 shares authorized, 512,500 shares
     issued and outstanding                                     1,036,389                --
  Common stock, $0.001 par value, 25,000,000 shares
     authorized, 6,769,963 and 6,694,963 shares
     issued and outstanding                                         6,770             6,695
  Capital in excess of par value                                1,546,740         1,119,105
  Accumulated deficit                                          (2,517,188)       (1,581,088)
                                                              -----------       -----------
                                                                   72,711          (455,288)
                                                              -----------       -----------

                                                              $ 3,242,674       $ 3,621,058
                                                              -----------       -----------



See accompanying notes

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDING JULY 31, 2002 AND 2001

                                                                  July 31
                                                     -----------------------------------
                                                         2002                2001
                                                         ----                ----
                                                                (Unaudited)
Earned revenues                                       $ 1,372,324        $ 2,022,833

Cost of earned revenues                                 1,157,926          1,660,173
                                                      -----------        -----------

     Gross profit                                         214,398            362,660

General and administrative expenses                       528,883            407,610
                                                      -----------        -----------

Operating loss                                           (314,485)           (44,950)
                                                      -----------        -----------

Other income (expense):
     Sub-lease income                                      11,700             11,700
     Interest expense, net                                (99,346)           (16,308)
                                                      -----------        -----------

Loss before income taxes                                 (402,131)           (49,558)

Income tax provision (benefit)                             10,080               (641)
                                                      -----------        -----------

     Net loss                                         $  (412,211)       $   (48,917)
                                                      -----------        -----------

Convertible preferred stock dividends                      11,389                 --
Value related to beneficial conversion feature of
      convertible preferred stock                         512,500                 --
                                                      -----------        -----------

     Net loss available to common shareholders        $  (936,100)       $   (48,917)
                                                      -----------        -----------



Basic and diluted loss per common share               $     (0.14)       $     (0.01)
                                                      -----------        -----------

Weighted average common shares outstanding,
      basic and diluted                                 6,723,496          6,694,963
                                                      -----------        -----------




See accompanying notes

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        THREE MONTHS ENDING JULY 31, 2002

                                                                                               Retained
                                         Preferred stock       Common stock      Capital in    earnings/
                                       -------------------  ------------------    excess of   accumulated
                                        Shares    Amount     Shares     Amount    par value     deficit        Total
                                       -------  ----------  ---------   ------   ----------   -----------    ---------
Balance at April 30, 2002                                   6,694,963   $6,695   $1,119,105   $(1,581,088)   $(455,288)

Convertible preferred stock issuance   512,500  $1,025,000                         (159,041)                   865,959

Convertible preferred stock dividends               11,389                                        (11,389)          --

Convertible preferred stock beneficial
     conversion feature                                                             512,500      (512,500)          --

Common stock issued in connection
     with bridge financing                                     75,000       75       74,176                     74,251

Net loss for the quarter ended
     July 31, 2002                                                                               (412,211)    (412,211)
                                       -------  ----------  ---------   ------   ----------   -----------    ---------

                                       512,500  $1,036,389  6,769,963   $6,770   $1,546,740   $(2,517,188)   $  72,711
                                       =======  ==========  =========   ======   ==========   ===========    =========




See accompanying notes

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDING JULY 31, 2002 AND 2001


                                                                                   July 31
                                                                       --------------------------------
                                                                             2002            2001
                                                                             ----            ----
                                                                                 (Unaudited)
Cash Flows from Operating Activities:
   Net loss                                                             $  (412,211)    $   (48,917)
       Adjustments to reconcile net loss to
       net cash used by operating activities:
           Amortization of discount on bridge loan                           52,726              --
           Amortization of deferred sub-lease income                        (11,700)        (11,700)
           Depreciation and amortization                                     51,972          27,223
           Provision for bad debts                                           18,029         (18,923)
           Changes in operating assets and liabilities:
              Accounts receivable                                           735,647         101,565
              Unbilled costs and estimated earnings in excess
                  of billings on uncompleted contracts                       23,191        (179,808)
              Inventory                                                       2,013          19,357
              Prepaid expenses and taxes                                    (94,476)        (16,452)
              Other assets                                                  (42,300)             --
              Accounts payable and accrued expenses                        (424,621)        126,769
              Billings in excess of costs and estimated
                  earnings on uncompleted contracts                         (48,538)        (81,451)
                                                                         ----------       ---------
                     Net cash used by operating activities                 (150,268)        (82,337)
                                                                         ----------       ---------
Cash Flows from Financing Activities:
   Payment of equipment notes                                                    --          (1,577)
   Repayment of bridge loan                                                (400,000)             --
   Net proceeds of shareholder loans                                             --          25,000
   Net proceeds of convertible preferred stock offering                     865,960              --
                                                                         ----------       ---------
                     Net cash provided by financing activities              465,960          23,423
                                                                         ----------       ---------
Net increase (decrease) in cash and equivalents                             315,692         (58,914)
Cash and equivalents, beginning of year                                     111,260          68,169
                                                                         ----------       ---------
Cash and equivalents, end of period                                      $  426,952       $   9,255
                                                                         ----------       ---------





See accompanying notes

Notes to Consolidated Financial Statements
------------------------------------------

A.   Organization, Operations and Significant Accounting Policies

     General
     -------
     The unaudited consolidated interim financial statements, and accompanying notes included herein, have been prepared by NESCO Industries, Inc., (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for interim periods. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results of the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report filed with the SEC on Form 10-KSB for the fiscal year ended April 30, 2002, as amended.

     The Company's fiscal year ends on April 30 and, therefore, references to fiscal 2002 and fiscal 2003 refer to the fiscal years ending April 30, 2002 and April 30, 2003, respectively. Certain fiscal 2002 amounts have been reclassified to conform to the fiscal 2003 presentation.

     Basis of Presentation and Principles of Consolidation
     -----------------------------------------------------
     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from those estimates.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent on the Company's ability to meet its financing requirements on a continuing basis, to maintain its present financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue its existence.

     Revenue and Cost Recognition
     ----------------------------
     Earned revenues are recorded using the percentage of completion method. Under this method, earned revenues are determined by reference to the Company's engineering estimates, contract expenditures incurred, and work performed. The calculation of earned revenue and the effect on several asset and liability amounts is based on the common industry standard revenue determination formula of actual costs-to-date compared to total estimated job costs. Due to uncertainties inherent in the estimation process, and uncertainties relating to future performance as the contracts are completed, it is at least reasonably possible that estimated job costs, in total or on individual contracts, will be revised. When a significant loss is anticipated, the entire amount of the estimated loss is provided for in the period.

     The asset, "unbilled costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

B.   Liquidity

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of July 31, 2002, however, the Company had an accumulated deficit in stockholders' equity of $2,517,188 and had incurred a net loss of $412,211 for the three months ended July 31, 2002.

     The Company has undertaken to promote and expand the indoor air quality segment through increased promotional and marketing efforts and strategic acquisitions of, and/or relationships with, leaders in the indoor air quality market. There can be no assurance, however, that the Company will achieve its operational goals.

     The Company is also exploring debt and equity markets in order to satisfy its current and future capital requirements and believes it can no longer rely on shareholder loans for its capital needs going forward.

     On April 1, 2002, the Company issued unsecured promissory notes ("Shareholder Loans") totaling $1,032,501, in exchange for and in full satisfaction of all outstanding balances due on the demand loans, management fees and consulting fees payable to shareholders and affiliates of the Company. The Shareholder Loans do not bear interest. Each Shareholder Loan requires repayment in twenty-one (21) equal monthly payments. Repayment on a Shareholder Loan in the principal amount of $10,263 begins in February 2003, and repayment on the remaining Shareholder Loans totaling $1,022,238 begins in May 2003.

     On January 10, 2002, the Company secured bridge loan financing in the aggregate sum of $500,000 from KSH Strategic Investment Fund I, LP and Cleveland Overseas, Ltd. The Company received net proceeds of $475,000 from the bridge loan financing. The bridge loan investors were issued secured promissory notes in the aggregate principal amount of $500,000, which bore interest at a rate of 10% per annum. These investors were also granted warrants to purchase a total of 200,000 shares of common stock at an exercise price of $.50 per share. KSH Investment Group, Inc., a registered broker-dealer and an affiliate of KSH Strategic Investment Fund I, LP, received $25,000 and was issued 75,000 shares of common stock as a fee for arranging the financing. In June 2002, the Company used a portion of the proceeds derived from the private placement of 512,500 shares of its 10% Series A Convertible Preferred Stock (as discussed below) to repay $400,000 in principal due KSH Strategic Investment Fund I, LP and all accrued and payable interest on the bridge loans to date. The Company's attempting to renegotiate the remaining $100,000 bridge loan that is due October 10, 2002.

     In June 2002, the Company completed the initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of its 10% Series A Convertible Preferred Stock ("Preferred Stock") to accredited investors at $2.00 per share. Five hundred twelve thousand five hundred (512,500) shares of Preferred Stock were issued, each of which is convertible into four shares of common stock at a conversion price of $.50 per share. As of the closing, it was determined that the Preferred Stockholders received a common stock conversion preference based on the excess of the common stock's then current market value of $.75 per share over the Preferred Stock's $.50 per share conversion price. This preference was assigned a value of $512,500 relative to the 2,050,000 underlying shares of common stock into which the Preferred Stock may be converted. The Company received net proceeds of approximately $865,960 from the issuance of the 512,500 shares of Preferred Stock, a portion of which was used to retire $400,000 in principal and all accrued and payable interest to date on the January 2002 bridge loan financing. KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 402,500 shares of common stock at $.65 per share in connection with the private placement. Warrants for 325,625 shares were issued in June 2002 and warrants for the remaining 76,875 shares were issued in September 2002. Dividends on the Preferred Stock at the rate of $.20 per share per annum are payable in kind, or in shares of the Company's common stock if a sufficient number of shares of Preferred Stock is not available. Dividends shall accrue and be payable in May of each year; as of July 31, 2002, the Company had accrued Preferred Stock dividends of $11,389. The Preferred Stock is redeemable, at the option of the Company, after the second anniversary of the closing. Consequently, the Preferred Stock has been classified as equity.

     Although the Company has satisfied its current capital needs through debt and equity markets, there can be no assurance that the Company will secure the necessary financing to achieve its operational goals in the future.

     Management believes the Company has the ability to meet its financing requirements for the next twelve months. However, if the Company's planned cash flow projections for fiscal 2003 are not met, the Company's ability to operate could be adversely affected.

C.   Major Customers

     During the three months ended July 31, 2002, one customer, PPC Construction LLC, comprised 51% of revenues and three customers comprised 79% of revenues, PPC Construction LLC, Structure Tone, Inc. and Boston Properties, Inc. The Company expects a significant percentage of its revenues to be provided by a single customer or a few customers for at least the next 12 months.

D.   Loss Per Share Disclosures

     Basic loss per share excludes dilution and is calculated by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss available to common shareholders, diluted net loss per share was the same as basic net loss per share for the three months ended July 31, 2002 and July 31, 2001, since the effect of any potentially dilutive securities would be antidilutive. Options, warrants and other agreements for the issuance of common stock which were excluded from the calculation of diluted loss per share totaled 3,870,625 with an average exercise price of $.67 as of July 31, 2002, and 445,000 with an exercise price of $1.50 as of July 31, 2001.

E.   New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Adoption of SFAS No. 141 did not have a material effect on the Company's financial position, results of operations and cash flows.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for all fiscal years beginning after December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The transitional goodwill impairment test was conducted as of the end of the first quarter of fiscal 2003 and indicated no impairment of goodwill at that time. Ongoing, periodic testing is required under SFAS No. 142 and, consequently, there can be no guarantee that future testing will not result in an impairment of the Company's goodwill. Goodwill amortization of $12,692 was expensed during the first quarter of fiscal 2002. On a pro forma basis, if SFAS No. 142 had been adopted as of the beginning of fiscal 2002, the net loss for the first quarter of fiscal 2002 would have been $36,225 and the basic and diluted loss per share for the quarter would have been unchanged.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121 while retaining many of the requirements of SFAS No. 121. Adoption of SFAS No. 144 did not materially affect the Company's financial position, results of operations and cash flows.

     The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies are required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of adopting this pronouncement on its consolidated financial statements.

     On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the impact of adopting this pronouncement on its consolidated financial statements.

F.   Contingencies

     Litigation
     ----------
     National Abatement Corp. ("NAC") and/or NAC Environmental Services, Inc. ("NACE"), which are wholly-owned subsidiaries of the Company, are co-defendants in lawsuits involving property damage and/or personal injury claims arising in the ordinary course of business from job-site accidents. Plaintiffs' claims in these lawsuits exceed NAC and NACE's applicable insurance coverages. Claims in excess of insurance coverages totaled approximately $18,000,000 as of July 31, 2002. NAC and NACE are being represented in these lawsuits by legal counsel engaged by their insurers and, in most or all cases, have filed cross-claims and third-party claims against other parties. Any judgment or settlement in excess of insurance coverages, however, will require payment by NAC and/or NACE. The Company believes, based on prior experience, that the amount of ultimate liability of NAC and NACE with respect to these claims will not have a material effect on the Company's financial position, results of operations and cash flows. There can be no assurance, however, that any judgment or settlement of these claims will not exceed the NAC's and NACE's insurance coverages, which could have a material effect on the Company's financial position, results of operations and cash flows.

     Except for the claims against NAC and NACE set forth above, the Company, or its subsidiaries, is not involved in any other material legal proceedings.

     Environmental Matters
     ---------------------
     The Company routinely handles waste materials in the ordinary course of business, some of which may be considered to be hazardous wastes. The Company is subject to numerous local, state and federal laws and regulations concerning the containment and disposal of asbestos, pursuant to which it has been required to incur compliance and clean-up costs. Compliance with environmental laws and regulations due to currently unknown circumstances or developments could result in substantial costs and could have a material adverse effect on the Company's financial position, results of operations and cash flows.

G.   Business Segment Information

     During fiscal 2002, the Company began to implement strategies for achieving its operational goals which included changes in the way the business is managed and operated and, as a result, is not presenting separate segment data. The Company is continuing these efforts in fiscal 2003 and, at present, is focused on providing indoor air quality solutions to businesses and organizations primarily in the tri-state metropolitan New York City area. During the first quarter of fiscal 2003, the Company began consolidating the operations and activities of its various subsidiaries, each of which previously represented a business segment, into a single operating unit to cut costs and improve efficiency. Going forward, management believes the Company's business in the tri-state metropolitan New York City area will be managed through this operating unit. The Company also is starting to focus its resources toward strategic acquisitions of and relationships with leaders in the indoor air quality business throughout the East Coast and other parts of the United States. The Company is engaged in confidential negotiations with certain acquisition targets, but it cannot be certain that it will be able to complete any acquisitions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
         -----------------------------------------------------------------------

This Quarterly Report on Form 10-QSB of NESCO Industries, Inc. (the "Company") for the quarter ended July 31, 2002 contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Forward-looking statements frequently convey our current expectations regarding, among other things, the Company's:

      o  transition to and success of new management;
      o  emphasis on indoor air quality solutions;
      o  achievement of operational goals;
      o  impact of existing and new product and/or services applications;
      o  success of various business segments;
      o  dependence on a small number of customers;
      o  ability to secure financing;
      o negotiation and consummation of strategic acquisitions, collaborations and relationships;
      o  settlement or conclusion of lawsuits and other disputes;
      o  research and development activities;
      o  regulatory submissions and approvals;
      o  financial condition, results of operations and cash flows; and

similar operating matters. Any or all of the Company's forward-looking statements may turn out to be wrong. Many factors may cause actual results to differ from forward-looking statements, including inaccurate assumptions and a broad variety of risks and uncertainties, some of which are known and others of which are not. Known risks and uncertainties include those identified from time to time in the Company's reports filed with the Securities and Exchange Commission, which should be considered together with any forward-looking statement. No forward-looking statement is a guarantee of future results or events, and one should avoid placing undue reliance on such statements. The Company claims the protection of the safe harbor for forward-looking statements that is contained in the Private Securities Litigation Act of 1995. The Company expressly disclaims any obligation or undertaking to update or revise forward-looking statements made in this report or in its other reports filed with the Securities and Exchange Commission.

General
-------

The Company is engaged in providing indoor air quality testing, monitoring and remediation, asbestos and lead abatement services, mold remediation, and other environmental services primarily through its wholly-owned subsidiary National Abatement Corp. ("NAC"), but also through its wholly-owned subsidiaries NAC/Indoor Air Professionals, Inc. ("IAP") and NAC Environmental Services, Inc. ("NACE").

The Company was incorporated in Nevada in March 1993, and was inactive for a number of years until it acquired NAC and NACE in March 1998. As a result of this acquisition, which was the result of arms length negotiations between previously non-affiliated parties, the former shareholders of NAC and NACE acquired 5,000,000 shares of the Company's common stock, or 80% of the total outstanding, immediately following the acquisition. The former shareholders of NAC were the same as the former shareholders of NACE. For accounting purposes, NAC was treated as the acquiring corporation. Thus, the historical financial statements of NAC prior to this acquisition date are deemed to be the historical financial statements of the Company.

NAC was incorporated in May 1988 to provide asbestos abatement services primarily in the greater metropolitan New York City area, and today is a full service asbestos and lead abatement contractor which has begun positioning itself as a full service indoor air quality solutions provider.

NACE was incorporated in May 1993 and, in the past, provided environmental services such as subsurface soils/groundwater remediation, Phase I and Phase II environmental site assessments and underground storage tank management and remediation. The Company is phasing out the business conducted by NACE in order to focus on indoor air quality solutions.

In June 1999, the Company formed NAC/Indoor Air Professionals, Inc. ("IAP") through which it provides indoor air quality testing, monitoring and remediation services, primarily in New York, New Jersey and Connecticut. Prior to the organization of IAP, the Company provided limited indoor air quality services through NACE.

During the first quarter of fiscal 2003, the Company began consolidating the operations and activities of its various subsidiaries into a single operating unit to cut costs and improve efficiency. Going forward, management believes the Company's business in the tri-state metropolitan New York City area will be managed through this operating unit.

Critical Accounting Policies and Estimates
------------------------------------------
The Company considers certain accounting policies related to revenue recognition, impairment of long-lived assets, allowance for doubtful accounts and valuation of deferred tax assets, to be critical policies due to the estimation processes involved in each.

     Revenue Recognition
     -------------------
     The Company derives a significant portion of its revenue from fixed price contracts, which require continuing estimations of costs to complete each job. From time to time due to job conditions, job scheduling and productivity, the cost to complete estimates are revised upward or downward which correspondingly increases or decreases both estimated revenues and estimated gross profits, and earned revenues and earned gross profits. The Company uses the percentage of completion method to recognize revenue for each project. When an estimate indicates a significant loss (i.e., estimated costs exceed estimated revenues), the entire estimated loss is recognized in the Company's results of operations. Any changes in estimated amounts, including contract losses, could be material to the Company's results of operation in both current and future periods, as jobs progress to completion.

     Allowance for Doubtful Accounts
     -------------------------------
     The Company records an allowance for uncollectible amounts based on a review of the collectibility of its accounts receivable. Management determines the adequacy of this allowance by analyzing historical bad debts, continually evaluating individual customer receivables and considering the customer's financial condition and current economic conditions. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The Company's accounts receivable balance as of July 31, 2002 was $1,673,781, net of an allowance for doubtful accounts of $407,928.

     Impairment of Long Lived Assets
     -------------------------------
     The Company's long-lived assets include goodwill and other intangible assets with a carrying value of $416,954 as of July 31, 2002. In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future operating results, cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges that were not previously recorded for these assets.

     Valuation of Deferred Tax Assets
     --------------------------------
     The Company records the tax benefit of unused income tax losses and credits as recoverable assets and evaluates the realizability of recorded deferred tax assets by considering future cash flows and the applicability of tax laws, tax jurisdictions and certain other assumptions. The Company has determined that a one hundred percent (100.0%) valuation allowance is appropriate at the present time, therefore, the carrying value of the Company's deferred tax asset is zero in amount, and is evaluated on a quarterly basis.

Three Months ended July 31, 2002 and 2001
-----------------------------------------
The following table presents selected consolidated financial data for the periods indicated expressed as a percentage of net sales:

   =============================================================================================
                                                                    Three Months Ended July 31,
                                                                       2002              2001
   ---------------------------------------------------------------------------------------------
   Earned revenues                                                     100.0%            100.0%
      Cost of earned revenues                                          (84.4)            (82.0)
   ---------------------------------------------------------------------------------------------
   Gross profit                                                         15.6              18.0
      General and administrative expense (excluding depreciation)      (37.6)            (18.8)
      Depreciation                                                      (1.0)             (1.4)
   ---------------------------------------------------------------------------------------------
   Operating loss                                                      (23.0)             (2.2)
      Other income                                                       0.8               0.6
      Interest expense                                                  (7.2)             (0.8)
      Income tax benefit (provision)                                    (0.7)               --
      Convertible preferred stock dividends                             (0.8)               --
      Convertible preferred stock beneficial conversion feature        (37.3)               --
   ---------------------------------------------------------------------------------------------
   Net loss available to common shareholders                           (68.2)%            (2.4)%
   =============================================================================================

The Company's revenues during the first quarter of fiscal 2003 declined by $650,509 to $1,372,324, or 32.2%, compared with revenues of $2,022,833 for the first quarter of fiscal 2002. The decline was primarily due to the overall slowdown in the economy and the Company's decision to restructure its sales organization to expand its customer base and offer a broader array of services to those customers. The Company's decision to restructure its sales organization resulted in a first quarter decline in revenues previously generated by IAP and NACE, which was in line with expectations. The Company has added two sales representatives in fiscal 2003, one of whom commenced employment in July 2002 and the other in September 2002. There can be no assurances, however, that the Company's plan to restructure its sales organization or add new sales personnel will be successful at increasing revenues.

The Company's gross margin was 15.6% of revenues during the first quarter of fiscal 2003 compared with 18.0% during the comparable period of fiscal 2002. The lower gross margin in fiscal 2003 was primarily attributable to asbestos abatement services comprising a larger portion of total revenues. In addition, asbestos abatement services generally have lower gross margins than indoor air quality services due to ongoing competitive conditions in a finite market that lacks a recurring services component. The higher portion of revenues derived from asbestos related work in the first quarter of fiscal 2003 was primarily due to the anticipated decline in business which was previously generated by the Company's IAP and NACE subsidiaries. The Company did not experience any significant losses on jobs in the first quarter of fiscal 2003.

The Company's general and administrative expenses increased to $528,883 during the first quarter of fiscal 2003 from $407,610 during the first quarter of fiscal 2002. The increase was primarily due to costs incurred to reposition the Company, including the addition of new management and the use of consulting and professional services to explore debt and equity financing alternatives, evaluate the business and develop a new corporate strategy. There can be no assurances that the new management or the services of consultants and professionals will be successful in their efforts on behalf of the Company, including those efforts to obtain financing; develop new business or business with higher margins; increase revenues; improve operations, controls, procedures and profit margins; or complete acquisitions.

Interest expense increased to $99,346 in the first quarter of fiscal 2003 compared with $16,308 during the same period of fiscal 2002. The increase was primarily due to costs associated with bridge financing that was negotiated by the Company in January 2002. The principal due on the bridge financing totaled $500,000, of which $400,000, and all accrued and payable interest on the bridge financing to date, was repaid. The Company's attempting to renegotiate the remaining $100,000 bridge loan that is due October 10, 2002.

An income tax provision of $10,080 was incurred in the first quarter of fiscal 2003 compared with an income tax benefit of $641 during the comparable period of fiscal 2002. The provision in the first quarter of fiscal 2003 was primarily due to an overestimate in the anticipated refund recorded in fiscal 2002 and carried in prepaid expense as of the end of fiscal 2002.

The Company incurred dividends of $11,389 during the first quarter of fiscal 2003 payable to holders of its 10% Series A Convertible Preferred Stock ("Preferred Stock"). The Preferred Stock, which was issued in June 2002, pays dividends of 10% per annum in the form of additional shares of Preferred Stock or in shares of the Company's common stock if a sufficient number of shares of Preferred Stock is not available.

Issuance of the Preferred Stock resulted in a preferential conversion feature that was valued at $512,500 during the first quarter of fiscal 2003. The preference's value was determined based on: (a) the number of underlying common shares into which the Preferred Stock may be converted, and (b) the difference between the Preferred Stock conversion price per share of common stock and the prevailing market value of a share of common stock on the date the Preferred Stock was issued.

Liquidity and Capital Resources
-------------------------------
Net cash used by operating activities was $150,268 for the first quarter of fiscal 2003 compared with $82,337 during the first quarter of fiscal 2002. The net cash used during the first quarter of fiscal 2003 was primarily due to the net loss for the quarter and the decrease in accounts payable, offset in part by a reduction in accounts receivable balances and non-cash depreciation and amortization charges. No cash was used or provided by investing activities during the first quarter of fiscal 2003 or fiscal 2002. Net cash provided by financing activities was $464,960 for the first quarter of fiscal 2003 compared with $23,423 during the same period of fiscal 2002. The net cash provided during the first quarter fiscal 2003 was primarily derived from the June 2002 initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of the Company's Preferred Stock to accredited investors at $2.00 per share.

Five hundred twelve thousand five hundred (512,500) shares of Preferred Stock were issued in the June 2002 private placement, each share of which is convertible into four shares of common stock at a conversion price of $.50 per share. As of the closing, it was determined that the Preferred Stockholders received a common stock conversion preference based on the excess of the common stock's then current market value of $.75 per share over the Preferred Stock's $.50 per share conversion price. This preference was assigned a value of $512,500 relative to the 2,050,000 underlying shares of common stock into which the Preferred Stock may be converted. The Company received net proceeds of approximately $865,960 from the issuance of the 512,500 shares of Preferred Stock, a portion of which was used to retire $400,000 in principal and all accrued and payable interest to date on the January 2002 bridge loan financing (the bridge loan financing is further discussed in Note A to the below table). KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 402,500 shares of common stock at $.65 per share in connection with the private placement. Warrants for 325,625 shares were issued in June 2002 and warrants for the remaining 76,875 shares were issued in September 2002. Dividends on the Preferred Stock at the rate of $.20 per share per annum are payable in kind, or in shares of the Company's common stock if a sufficient number of shares of Preferred Stock is not available. Dividends shall accrue and be payable in May of each year; as of July 31, 2002, the Company had accrued Preferred Stock dividends of $11,389. The Preferred Stock is redeemable, at the option of the Company, after the second anniversary of the closing. Consequently, the Preferred Stock has been classified as equity. Although the Company has successfully completed the initial closing of the Preferred Stock offering, there can be no assurance the Company will be able to complete the second half of the offering which could have a material adverse effect on the Company's cash position, financial condition and ability to operate.

At July 31, 2002, the Company had an accumulated deficit in stockholder's equity of $2,517,188 and incurred a net loss of $412,211 during the quarter then ended. As a result, the recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent on the Company's ability to meet its financing requirements on a continuing basis, to maintain its present financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classifications of assets and liabilities that might be necessary should the Company be unable to continue in existence.

The Company will require additional financing during fiscal 2003, without which its ability to operate could be adversely affected. Management believes, however, that the Company has the ability to meet its financing requirements for the next 12 months. There can be no assurance, however, that additional financing will be available when the Company needs it, which is dependent, in part, on the Company meeting its operating plan and collecting its receivables on a timely basis.

The Company's ability to finance its operating cash needs with cash generated by operations is a function of its return to profitability. The Company has taken measures to conserve cash by cutting back on personnel and related expenses and has subleased its New York City office and relocated to less expensive offices. The Company has satisfied its current capital needs through debt and equity. In addition, the Company continues to explore equity and private debt funding to finance its working capital needs and achieve its operational goals in the future. If the markets for debt and equity financing continue to diminish, the Company's ability to raise additional financing may be adversely affected. There can be no assurance that the Company will be able to obtain any other financing.

National Abatement Corp. ("NAC") and/or NAC Environmental Services, Inc. ("NACE"), which are wholly-owned subsidiaries of the Company, are co-defendants in lawsuits involving property damage and/or personal injury claims arising in the ordinary course of business from job-site accidents. Plaintiffs' claims in these lawsuits exceed NAC and NACE's applicable insurance coverages. Claims in excess of insurance coverages totaled approximately $18,000,000 as of July 31, 2002. NAC and NACE are being represented in these lawsuits by legal counsel engaged by their insurers and, in most or all cases, have filed cross-claims and third-party claims against other parties. Any judgment or settlement in excess of insurance coverages, however, will require payment by NAC and/or NACE. The Company believes, based on prior experience, that the amount of ultimate liability of NAC and NACE with respect to these claims will not have a material effect on the Company's financial position, results of operations and cash flows. There can be no assurance, however, that any judgment or settlement of these claims will not exceed NAC and NACE's insurance coverages, which could have a material effect on the Company's financial position, results of operations and cash flows.

The following table provides a summary of our contractual obligations at July 31, 2002:

                                                          Less than        1-3        3 or More
                                           Total           1 Year         Years         Years
                                        -----------     -----------    ----------     ---------
   Notes payable, bridge loan (a)       $   100,000     $   100,000    $       --     $      --
   Loans payable, shareholders (b)        1,032,501         156,297       876,204            --
   Operating leases (c)                   1,190,417         195,686       428,816       565,915
                                        -----------     -----------    ----------     ---------

        Total contractual obligations   $ 2,322,918     $   451,983    $1,305,020     $ 565,915
                                        ===========     ===========    ==========     =========

         (a)  Notes payable, bridge loan
              --------------------------
              On January 10, 2002, the Company secured bridge loan financing in the aggregate sum of $500,000 from KSH Strategic Investment Fund I, LP and Cleveland Overseas, Ltd. The Company received net proceeds of $475,000 from the bridge loan financing. The bridge loan investors were issued secured promissory notes in the aggregate principal amount of $500,000, which bore interest at a rate of 10% per annum. The $400,000 bridge loan due KSH Strategic Investment Fund I, LP, and all accrued and payable interest to date on the bridge loan financing, was paid in June 2002. The Company is attempting to renegotiate the remaining $100,000 bridge loan that is due on October 10, 2002.

         (b)  Loans payable, shareholders
              ---------------------------
              On April 1, 2002, the Company issued unsecured promissory notes ("Shareholder Loans") totaling $1,032,501, in exchange for and in full satisfaction of all outstanding balances due on the demand loans, management fees and consulting fees payable to shareholders and affiliates of the Company. The Shareholder Loans do not bear interest. Each Shareholder Loan requires repayment in twenty-one
              (21) equal monthly payments. Repayment on a Shareholder Loan in the principal amount of $10,263 begins in February 2003, and repayment on the remaining Shareholder Loans totaling $1,022,238 begins in May 2003.

         (c)  Operating leases
              ----------------
              In the past, the Company has entered into operating leases for office and warehouse facilities which expire through September 30, 2008. During the first quarter of fiscal 2003, the Company signed a lease for approximately 8,500 square feet of warehouse space located in Rahway, New Jersey. The lease, which runs for a three-year term ending July 31, 2005, required two security deposits totaling $49,350. Rents due under the lease total $3,116.66 per month.

At July 31, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such activities.

New Accounting Pronouncements:
------------------------------
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Adoption of SFAS No. 141 did not have a material effect on the Company's financial position, results of operations and cash flows.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for all fiscal years beginning after December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The transitional goodwill impairment test was conducted as of the end of the first quarter of fiscal 2003 and indicated no impairment of goodwill at that time. Ongoing, periodic testing is required under SFAS No. 142 and, consequently, there can be no guarantee that future testing will not result in an impairment of the Company's goodwill. Goodwill amortization of $12,692 was expensed during the first quarter of fiscal 2002. On a pro forma basis, if SFAS No. 142 had been adopted as of the beginning of fiscal 2002, the net loss for the first quarter of fiscal 2002 would have been $36,225 and the basic and diluted loss per share for the quarter would have been unchanged.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121 while retaining many of the requirements of SFAS No. 121. Adoption of SFAS No. 144 did not materially affect the Company's financial position, results of operations and cash flows.

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies are required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of adopting this pronouncement on its consolidated financial statements.

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the impact of adopting this pronouncement on its consolidated financial statements.

                           PART II: OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

On March 11, 1998, the Company's Articles of Incorporation were amended to authorize 1,000,000 shares of preferred stock, par value $.001 per share, to be issued with rights, preferences and designations as determined by the Board of Directors. In June 2002, the Company designated 1,000,000 shares of the preferred stock as 10% Series A Convertible Preferred Stock ("Preferred Stock") with the rights, preferences and designations set forth in the Certificate of Designation of 10% Series A Convertible Preferred Stock filed with the Secretary of State of Nevada on June 12, 2002. The Preferred Stock may vote with other classes and series of stock of the Company as a single class on all actions taken by the stockholders of the Company. Each share of Preferred Stock is convertible into the number of shares of common stock as is obtained by (i) multiplying the number of shares of Preferred Stock so to be converted by $2.00 and (ii) dividing the result by the conversion price of $.50 per share. However, the conversion price may be adjusted in the event of certain dilutive offerings. Holders of the Preferred Stock shall be entitled to receive dividends at a rate of $.20 per share per annum, payable in kind or in shares of common stock. Holders of the Preferred Stock are also entitled to a liquidation preference equal to $2.00 per share plus, in the case of each share, an amount equal to all dividends accrued but unpaid thereon.

In June 2002, the Company completed the initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of its Preferred Stock to accredited investors at $2.00 per share. The Company received net proceeds of $865,960 from the issuance of 512,500 shares of Preferred Stock, a portion of which was used to retire $400,000 in principal and all accrued and payable interest to date on the January 2002 bridge loan financing. KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 402,500 shares of common stock at $.65 per share in connection with the private placement. Warrants for 325,625 shares were issued in June 2002 and warrants for the remaining 76,875 shares were issued in September 2002. KSH Investment Group, Inc. also received the right to elect one director to the Company's Board of Directors. The Preferred Stock is redeemable at the option of the Company after the second anniversary of the initial closing if the average market price of the common stock during any ten-day period after the second anniversary is at least $1.00. The Company relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in issuing the shares of Preferred Stock and warrants without registration under the Act. Under the terms of the private placement, the Company has agreed to undertake to register the common stock issuable upon the conversion of the maximum offering of the Preferred Stock and the common stock issuable upon the exercise of warrants issued to the placement agent.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)      Exhibits

         Exhibit 4.1: Form of Certificate of Designation of 10% Series A Convertible Preferred Stock, which was filed as
                          Exhibit 3.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002, is incorporated herein by reference.

         Exhibit 4.2: Form of Registration Rights Agreement related to the June 2002 private placement of the Company's 10% Series A Convertible Preferred Stock

         Exhibit 99.1: Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C.ss. 1350, as adopted)

(b)      Reports on Form 8-K

         Current Reports on Form 8-K filed during the first quarter of fiscal 2003 and the subsequent interim period ended September 23, 2002 are as follows:

         1. Report on Form 8-K, filed with the Commission on July 16, 2002, announcing the election of Jeffrey L. Powell as president, chief executive officer and director and the resignation of Santo Petrocelli, Sr. as president and chief executive officer under
              Item 5 - Other.

         2. Report on Form 8-K, filed with the Commission on July 23, 2002, announcing the initial closing of the minimum offering of 500,000 shares of the Company's 10% Series A Convertible Preferred Stock and the election of Joel Schoenfeld as director to fill the vacancy created by the resignation of Michael J. Caputo under Item 5 - Other.

         3. Report on Form 8-K, filed with the Commission on August 19, 2002, announcing the submission of the certifications of the chief executive officer and the chief financial officer pursuant to 18 U.S.C. Section 1350 in connection with the Company's Annual Report on Form 10-KSB filed with the Commission on August 13, 2002, and Amendment No. 1 thereto filed with the Commission on August 19, 2002, under Item 7 - Financial Statements and Exhibits and Item 9
              - Regulation FD Disclosure.

         4. Report on Form 8-K, filed with the Commission on August 20, 2002, announcing the election of Paul Bailey as vice president and chief financial officer to fill the vacancies created by the resignation of Lawrence S. Polan under Item 5 - Other.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                    NESCO INDUSTRIES, INC.


DATE: September 23, 2002        By: /s/ Jeffrey L. Powell
                                    --------------------------------------------
                                    Jeffrey L. Powell
                                    Chief Executive Officer
                                    (Principal Executive Officer)



DATE: September 23, 2002        By: /s/ Paul J. Bailey
                                    --------------------------------------------
                                    Paul J. Bailey
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Jeffrey L. Powell, Chief Executive Officer and President of NESCO Industries, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of NESCO Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

DATE: September 23, 2002        By: /s/ Jeffrey L. Powell
                                    --------------------------------------------
                                    Jeffrey L. Powell
                                    Chief Executive Officer
                                    (Principal Executive Officer)


I, Paul J. Bailey, Chief Financial Officer and Vice President of NESCO Industries, Inc., certify that:

     4. I have reviewed this quarterly report on Form 10-QSB of NESCO Industries, Inc.;

     5. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     6. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


DATE: September 23, 2002        By: /s/ Paul J. Bailey
                                    --------------------------------------------
                                    Paul J. Bailey
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)