Form 10QSB
period 2002-10-31
NESCO INDUSTRIES INC
filed 2002-12-23
CIK 1099609

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2002

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from _________________ to _________________.

COMMISSION FILE NUMBER: 0–28307

NESCO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-3709558

(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

22–09 Queens Plaza North, Long Island City, New York

(Address of principal executive offices)

718/752–2400

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year
if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 13(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court:
Yes[    ]    No[    ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant’s Common Stock, par value $.001, was 6,769,963 as of December 16, 2002.

Traditional small business issuer format:
Yes[    ]    No[ X ]

Back to Contents

NESCO INDUSTRIES, INC.
INDEX

i

Back to Contents

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

A S S E T S

	October 31 2002	April 30 2002

	(Unaudited)

Current Assets:
Cash and equivalents	$42,331	$111,260
Accounts receivable, net	1,665,558	2,427,457
Unbilled costs and estimated earnings in excess of billings on uncompleted contracts	127,656	222,700
Inventory	162,318	154,992
Prepaid taxes and expenses	150,617	105,087

Total current assets	2,148,480	3,021,496
Fixed assets, net	108,077	135,277
Intangibles, net	416,954	416,954
Other assets	63,869	47,331

	$2,737,380	$3,621,058

LIABILITIES AND STOCKHOLDERS’ EQUITY

	October 31 2002	April 30 2002

	(Unaudited)
Current Liabilities:
Accounts payable and accrued expenses	$1,583,624	$1,941,485
Notes payable, convertible note	100,000	–
Notes payable, bridge loan	–	447,274
Loans payable, shareholders, current	302,331	10,263
Billings in excess of costs and estimated earnings on uncompleted contracts	237,168	397,686

Total current liabilities	2,223,123	2,796,708
Loans payable, shareholders	730,170	1,022,238
Deferred rental income	234,000	257,400

Total liabilities	3,187,293	4,076,346

Stockholders' Equity:
10% convertible preferred stock, $2.00 par value,
1,000,000 shares authorized, 512,500 shares issued and outstanding	1,062,014	–
Common stock, $0.001 par value, 25,000,000 shares authorized, 6,769,963 and 6,694,963 shares issued and outstanding	6,770	6,695
Capital in excess of par value	1,546,740	1,119,105
Accumulated deficit	(3,065,437)	(1,581,088)

	(449,913)	(455,288)

	$2,737,380	$3,621,058

See Accompanying Notes.

Back to Contents

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDING OCTOBER 31, 2002 AND 2001

	October 31

	2002	2001

	(Unaudited)
Earned Revenues	$1,282,671	$2,149,751

Cost of earned revenues	1,186,962	1,865,578

Gross profit	95,709	284,173

General and administrative expenses	637,354	459,814

Operating loss	(541,645)	(175,641)

Other Income (Expense):
Sub-lease income	11,700	11,700
Interest expense, net	(2,313)	(13,800)

Loss before income taxes	(532,258)	(177,741)

Income tax benefit	(9,634)	(1,105)

Net Loss	$(522,624)	$(176,636)

Convertible preferred stock dividends	(25,625)	–

Net Loss available to common shareholders	(548,249)	(176,636)

Basic and diluted loss per share	(0.08)	(0.03)

Weighted average common shares outstanding - basic and diluted	6,769,963	6,694,963

See Accompanying Notes.

Back to Contents

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDING OCTOBER 31, 2002 AND 2001

	October 31

	2002	2001

	(Unaudited)
Earned Revenues	$2,654,995	$4,172,584

Cost of earned revenues	2,344,888	3,525,751

Gross profit	310,107	646,833

General and administrative expenses	1,166,237	867,424

Operating loss	(856,130)	(220,591)

Other Income (Expense):
Sub-lease income	23,400	23,400
Interest expense, net	(101,659)	(30,108)

Loss before income taxes	(934,389)	(227,299)

Income tax expense (benefit)	446	(1,746)

Net Loss	$(934,835)	$(225,553)

Convertible preferred stock dividends	(37,014)	–
Value related to beneficial conversion feature of convertible preferred stock	(512,500)	–

Net Loss available to common shareholders	(1,484,349)	(225,553)

Basic and diluted loss per share	(0.22)	(0.03)

Weighted average common shares outstanding-basic and diluted	6,746,729	6,694,963

See Accompanying Notes.

Back to Contents

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
SIX MONTHS ENDING OCTOBER 31, 2002

	Preferred stock		Common stock		Capital in excess of par value	Retained earnings/ accumulated deficit

	Shares	Amount	Shares	Amount			Total

Balance at April 30, 2002			6,694,963	$6,695	$1,119,105	$(1,581,088)	$(455,288)

Convertible preferred stock issuance	512,500	$1,025,000			(159,041)		865,959

Convertible preferred stock dividends		37,014				(37,014)	–

Convertible preferred stock issuance					512,500	(512,500)	–

Common stock issued in connection with bridge loan financing			75,000	75	74,176		74,251

Net loss for the six months ended October 31, 2002						(934,835)	(934,835)

Balance at October 31, 2002	512,500	$1,062,014	6,769,963	$6,770	$1,546,740	$(3,065,437)	$(449,913)

See Accompanying Notes.

Back to Contents

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDING OCTOBER 31, 2002 AND 2001

	October 31

	2002	2001

	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(934,835)	$(225,553)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on bridge loan	52,726	–
Amortization of deferred sub-lease income	(23,400)	(23,400)
Depreciation and amortization	65,572	50,281
Provision for bad debts	(25,465)	8,613
Changes in operating assets and liabilities:
Accounts receivable	787,364	(244,141)
Unbilled costs and estimated earnings in excess of billings on uncompleted contracts	95,044	(65,028)
Inventory	(7,326)	–
Prepaid expenses and taxes	(45,530)	(111,655)
Other assets	(54,910)	8,170
Accounts payable and accrued expenses	(283,610)	592,180
Billings in excess of costs and estimated earnings on uncompleted contracts	(160,518)	(29,097)

Net cash used by operating activities	(534,888)	(39,630)

Cash Flows from Financing Activities:
Payment of equipment notes	–	(1,577)
Repayment of bridge loan	(500,000)	–
Net proceeds of convertible note	100,000	–
Net proceeds of shareholder loans	–	25,000
Net proceeds of convertible preferred stock offering	865,959	–

Net cash provided by financing activities	465,959	23,423

Net decrease in cash and equivalents	(68,929)	(16,207)
Cash and equivalents, beginning of year	111,260	68,169

Cash and equivalents, end of period	42,331	51,962

Cash paid for interest	$22,500	$–

See Accompanying Notes.

Back to Contents

Notes to Consolidated Financial Statements

A. Organization, Operations and Significant Accounting Policies

General
The unaudited consolidated interim financial statements, and accompanying notes included herein, have been prepared by NESCO Industries, Inc., (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for interim periods. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results of the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report filed with the SEC on Form 10–KSB for the fiscal year ended April 30, 2002, as amended, and the subsequent quarterly reports filed with the SEC on Form 10–QSB, as amended.

The Company’s fiscal year ends on April 30 and, therefore, references to fiscal 2002 and fiscal 2003 refer to the fiscal years ending April 30, 2002 and April 30, 2003, respectively. Certain fiscal 2002 amounts have been reclassified to conform to the fiscal 2003 presentation.

Basis of Presentation and Principles of Consolidation
The accompanying financial statements include the accounts of the Company and its wholly–owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from those estimates.

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

Revenue and Cost Recognition
Earned revenues are recorded using the percentage of completion method. Under this method, earned revenues are determined by reference to the Company's engineering estimates, contract expenditures incurred, and work performed. The calculation of earned revenue and the effect on several asset and liability amounts is based on the common industry standard revenue determination formula of actual costs–to–date compared to total estimated job costs. Due to uncertainties inherent in the estimation process, and uncertainties relating to future performance as the contracts are completed, it is at least reasonably possible that estimated job costs, in total or on individual contracts, will be revised. When a significant loss is anticipated, the entire amount of the estimated loss is provided for in the period.

Back to Contents

The asset, "unbilled costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

B. Liquidity

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of October 31, 2002, however, the Company had an accumulated deficit in stockholders' equity of $3,065,437 and had incurred a net loss available to common shareholders of $1,484,349 for the six months ended October 31, 2002.

In the past, the Company relied on shareholders loans for its capital needs, but believes it can no longer rely on shareholder loans for its capital needs going forward. The Company is exploring debt and equity markets in order to satisfy its current and future capital requirements. Although the Company has satisfied its current capital needs through debt and equity markets, it was unable to secure sufficient financing to implement its merger/acquisition growth strategy for its indoor air quality business in fiscal 2003. The Company will no longer pursue its merger/acquisition growth strategy for its indoor air quality business and will explore alternative business opportunities.

On April 1, 2002, the Company issued unsecured promissory notes (“Shareholder Loans”) totaling $1,032,501, in exchange for and in full satisfaction of all outstanding balances due on the demand loans, management fees and consulting fees payable to shareholders and affiliates of the Company. The Shareholder Loans do not bear interest. Each Shareholder Loan requires repayment in twenty–one (21) equal monthly payments. Repayment on a Shareholder Loan in the principal amount of $10,263 begins in February 2003, and repayment on the remaining Shareholder Loans totaling $1,022,238 begins in May 2003.

On January 10, 2002, the Company secured bridge loan financing in the aggregate sum of $500,000 from KSH Strategic Investment Fund I, LP and Cleveland Overseas, Ltd. The Company received net proceeds of $475,000 from the bridge loan financing. The bridge loan investors were issued secured promissory notes in the aggregate principal amount of $500,000, which bore interest at a rate of 10% per annum ("Bridge Notes"). These investors were also granted warrants to purchase a total of 200,000 shares of common stock at an exercise price of $.50 per share. KSH Investment Group, Inc., a registered broker–dealer and an affiliate of KSH Strategic Investment Fund I, LP, received $25,000 and was issued 75,000 shares of common stock as a fee for arranging the financing. In June 2002, the Company used a portion of the proceeds derived from the private placement of 512,500 shares of its 10% Series A Convertible Preferred Stock (as discussed below) to repay the Bridge Note in the principal amount of $400,000, and all accrued and payable interest on the Bridge Notes to date. On October 10, 2002, the Company issued a secured convertible promissory note in the principal amount of $100,000 ("Convertible Note") in full payment and satisfaction of the remaining Bridge Note in the principal amount of $100,000. The Convertible Note is secured by substantially all of the assets of the Company, bears interest at a rate of 7% per annum and is convertible into shares of the Company's common stock at a conversion price of $1.00 per share. The Convertible Note is payable in two equal installments of principal, and accrued interest thereon, on December 27, 2002 and February 27, 2003.

Back to Contents

In June 2002, the Company completed the initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of its 10% Series A Convertible Preferred Stock (“Preferred Stock”) to accredited investors at $2.00 per share. Five hundred twelve thousand five hundred shares of Preferred Stock were issued, each of which is convertible into four shares of common stock at a conversion price of $.50 per share. As of the closing, it was determined that the holders of the Preferred Stock received a common stock conversion preference based on the excess of the common stock’s then current market value of $.75 per share over the Preferred Stock’s $.50 per share conversion price. This preference was assigned a value of $512,500 relative to the 2,050,000 underlying shares of common stock into which the Preferred Stock may be converted. The Company received net proceeds of $865,959 from the issuance of the 512,500 shares of Preferred Stock, a portion of which was used to retire $400,000 in principal, and all accrued and payable interest to date, on the Bridge Notes. KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non–accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 402,500 shares of common stock at $.65 per share in connection with the private placement. Warrants for 325,625 shares were issued in June 2002 and warrants for the remaining 76,875 shares were issued in September 2002. Dividends on the Preferred Stock at the rate of $.20 per share per annum are payable in kind, or in shares of the Company’s common stock if a sufficient number of shares of Preferred Stock is not available. Dividends shall accrue and be payable in May of each year; as of October 31, 2002, the Company had accrued Preferred Stock dividends of $37,014. The Preferred Stock is redeemable, at the option of the Company, after the second anniversary of the closing. Consequently, the Preferred Stock has been classified as equity.

The Company may require additional financing during fiscal 2003, without which its ability to operate could be adversely affected. Management believes, however, that the Company has the ability to meet its financing requirements for the next eight months. If the markets for debt and equity financing continue to diminish, the Company’s ability to raise additional financing may be adversely affected. There can be no assurance, however, that additional financing will be available when the Company needs it, which is dependent, in part, on the Company meeting its operating plan and collecting its receivables on a timely basis.

Back to Contents

The Company's ability to finance its operating cash needs with cash generated by operations is a function of its return to profitability. The Company has taken measures to conserve cash by no longer pursuing its merger/acquisition growth strategy for its indoor air quality business and cutting back on personnel and related expenses. The Company has also subleased its New York City office and relocated to less expensive offices. The Company expects salaries and related expenses to decrease as a result of the change in management in October 2002 (as discussed in Note G below). The Company will continue to explore equity and private debt funding on an as needed basis. However, if the Company's planned cash flow projections for the next eight months are not met, and the requisite level of financing is unattainable, the Company's ability to operate could be adversely affected.

At October 31, 2002, the Company had an accumulated deficit in stockholder's equity of $3,065,437 and incurred a net loss available to common shareholders of $1,484,349 during the six months then ended. As a result, the recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent on the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classifications of assets and liabilities that might be necessary should the Company be unable to continue in existence.

C. Major Customers

During the six months ended October 31, 2002, one customer, PPC Construction LLC, comprised 54% of revenues and three customers comprised 72% of revenues, PPC Construction LLC, Structure Tone, Inc. and Boston Properties, Inc. The Company expects a significant percentage of its revenues to be provided by a single customer or a few customers for at least the next twelve months.

D. Loss Per Share Disclosures

Basic loss per share excludes dilution and is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss available to common shareholders, diluted net loss per share was the same as basic net loss per share for the six months ended October 31, 2002 and October 31, 2001, since the effect of any potentially dilutive securities would be antidilutive. Options, warrants and other agreements for the issuance of common stock which were excluded from the calculation of diluted loss per share totaled 3,822,500 with an average exercise price of $.62 as of October 31, 2002, and 445,000 with an exercise price of $1.50 as of October 31, 2001.

E. New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling–of–interests method. Adoption of SFAS No. 141 did not have a material effect on the Company’s financial position, results of operations and cash flows.

Back to Contents

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for all fiscal years beginning after December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The transitional goodwill impairment test was conducted as of the end of the first quarter of fiscal 2003 and indicated no impairment of goodwill at that time. Ongoing, periodic testing is required under SFAS No. 142 and, consequently, there can be no guarantee that future testing will not result in an impairment of the Company’s goodwill. Goodwill amortization of $12,692 and $21,218 was expensed during the three and six months ended October 31, 2001, respectively. On a pro forma basis, if SFAS No. 142 had been adopted as of the beginning of fiscal 2002, the net loss for the three and six months ended October 31, 2001 would have been $163,944 and $204,335, respectively, and the basic and diluted loss per share for the three and six month periods would have been $0.02 and $0.03, respectively.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long–Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121 while retaining many of the requirements of SFAS No. 121. Adoption of SFAS No. 144 did not materially affect the Company’s financial position, results of operations and cash flows.

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies are required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of adopting this pronouncement on its consolidated financial statements.

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

Back to Contents

F. Contingencies

Litigation
National Abatement Corp. (“NAC”) and/or NAC Environmental Services, Inc. (“NACE”), which are wholly–owned subsidiaries of the Company, are co–defendants in lawsuits involving property damage and/or personal injury claims arising in the ordinary course of business from job–site accidents. Plaintiffs’ claims in these lawsuits exceed NAC and/or NACE's applicable insurance coverages. Claims in excess of insurance coverages totaled approximately $12,600,000 as of October 31, 2002, net of one lawsuit which settled during this period within limits of applicable insurance coverage. NAC and/or NACE are being represented in these lawsuits by legal counsel engaged by their insurers and, in most or all cases, have filed cross–claims and third–party claims against other parties. Any judgment or settlement in excess of insurance coverages, however, will require payment by NAC and/or NACE. The Company believes, based on prior experience, that the amount of ultimate liability of NAC and/or NACE with respect to these claims will not have a material effect on the Company’s financial position, results of operations and cash flows. There can be no assurance, however, that any judgment or settlement of these claims will not exceed NAC’s and/or NACE’s insurance coverages, which could have a material effect on the Company’s financial position, results of operations and cash flows.

Except for the claims against NAC and/or NACE set forth above, the Company, or its subsidiaries, is not involved in any other material legal proceedings.

Environmental Matters
The Company routinely handles waste materials in the ordinary course of business, some of which may be considered to be hazardous waste. The Company is subject to numerous local, state and federal laws and regulations concerning the containment and disposal of asbestos, pursuant to which it has been required to incur compliance and clean–up costs. Compliance with environmental laws and regulations due to currently unknown circumstances or developments could result in substantial costs and could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

G. Business Segment Information

During fiscal 2003, the Company began to implement strategies for achieving its operational goals which included changes in the way the business is managed and operated and, as a result, is not presenting separate segment data. During the six months ended October 31, 2002, the Company consolidated to a substantial degree the operations and activities of its various subsidiaries into a single operating unit to cut costs and improve efficiency.

Back to Contents

During the six months ended October 31, 2002, the Company focused on increasing revenues and margins by expanding its indoor air quality services to businesses and organizations primarily in the tri–state metropolitan New York City area through strategic mergers, acquisitions or relationships with leaders in the indoor air quality business. The Company engaged in confidential negotiations with certain merger or acquisition targets, but was unable to complete any merger or acquisition due primarily to a lack of adequate financing. The Company also attempted to expand its indoor air quality services through promotions and marketing, but achieved limited success. In October 2002, the new management, i.e., the chief executive officer and chief financial officer, resigned.

Due primarily to the inability of the Company to implement its growth strategy for the indoor air quality business, the change in management in October 2002, and prospects of lower revenues and margins from asbestos abatement, the Company has elected to seek a new business focus beyond the environmental services industry. The Company is exploring alternative business focuses, and is currently engaged in discussions with a merger/acquisition candidate in the healthcare industry. The Company is also engaged in discussions with suitors interested in acquiring its environmental services operating unit. However, there is no assurance that the Company will be able achieve a transition in business focus or achieve its other operational goals.

Back to Contents

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10–QSB of NESCO Industries, Inc. (the “Company”) for the quarter ended October 31, 2002 contains statements that constitute "forward–looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Forward–looking statements frequently convey the Company's current expectations regarding, among other things, its:

• transition to and success of new management;
• achievement of operational goals;
• existing and new product and/or services applications;
• dependence on a small number of customers;
• ability to secure financing;
• negotiation and consummation of mergers, acquisitions, collaborations and relationships;
• settlement or conclusion of lawsuits and other disputes;
• research and development activities;
• regulatory submissions and approvals;
• financial condition, results of operations and cash flows; and

similar operating matters. Any or all of the Company’s forward–looking statements may turn out to be wrong. Many factors may cause actual results to differ from forward–looking statements, including inaccurate assumptions and a broad variety of risks and uncertainties, some of which are known and others of which are not. Known risks and uncertainties include those identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, which should be considered together with any forward–looking statement. No forward–looking statement is a guarantee of future results or events, and one should avoid placing undue reliance on such statements. The Company expressly disclaims any obligation or undertaking to update or revise forward–looking statements made in this report or in its other reports filed with the Securities and Exchange Commission.

The Company’s fiscal year ends on April 30 and, therefore, references to fiscal 2002 and fiscal 2003 refer to the fiscal years ending April 30, 2002 and April 30, 2003, respectively.

Background
The Company is engaged in providing asbestos and lead abatement services, indoor air quality testing, monitoring and remediation, mold remediation, and other environmental services primarily through its wholly–owned subsidiary National Abatement Corp. (“NAC”), but also through its wholly–owned subsidiaries NAC/Indoor Air Professionals, Inc. ("IAP") and NAC Environmental Services, Inc. ("NACE").

The Company was incorporated in Nevada in March 1993, and was inactive for a number of years until it acquired NAC and NACE in March 1998. As a result of this acquisition, which was the result of arms length negotiations between previously non–affiliated parties, the former shareholders of NAC and NACE acquired 5,000,000 shares of the Company's common stock, or 80% of the total outstanding, immediately following the acquisition. The former shareholders of NAC were the same as the former shareholders of NACE. For accounting purposes, NAC was treated as the acquiring corporation. Thus, the historical financial statements of NAC prior to this acquisition date are deemed to be the historical financial statements of the Company.

Back to Contents

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

During fiscal 2003, the Company began to implement strategies for achieving its operational goals which included changes in the way the business is managed and operated and, as a result, is not presenting separate segment data. During the six months ended October 31, 2002, the Company consolidated to a substantial degree the operations and activities of its various subsidiaries into a single operating unit to cut costs and improve efficiency.

Change in Plan of Operations
During the six months ended October 31, 2002, the Company focused on increasing revenues and margins by expanding its indoor air quality services to businesses and organizations primarily in the tri–state metropolitan New York City area through strategic mergers, acquisitions or relationships with leaders in the indoor air quality business. The Company engaged in confidential negotiations with certain merger or acquisition targets, but was unable to complete any merger or acquisition due primarily to a lack of adequate financing. The Company also attempted to expand its indoor air quality services through promotions and marketing, but achieved limited success. In October 2002, the new management, i.e., the chief executive officer and chief financial officer, resigned.

Due primarily to the inability of the Company to implement its growth strategy for the indoor air quality business, the change in management in October 2002, and prospects of lower revenues and margins from asbestos abatement, the Company has elected to seek a new business focus beyond the environmental services industry. The Company is exploring alternative business focuses, and is currently engaged in discussions with a merger/acquisition candidate in the healthcare industry. The Company is also engaged in discussions with suitors interested in acquiring its environmental services operating unit. However, there is no assurance that the Company will be able achieve a transition in business focus or achieve its other operational goals.

Back to Contents

Critical Accounting Policies and Estimates
The Company considers certain accounting policies related to revenue recognition, impairment of long–lived assets, allowance for doubtful accounts and valuation of deferred tax assets, to be critical policies due to the estimation processes involved in each.

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

Allowance for Doubtful Accounts
The Company records an allowance for uncollectible amounts based on a review of the collectibility of its accounts receivable. Management determines the adequacy of this allowance by analyzing historical bad debts, continually evaluating individual customer receivables and considering the customer's financial condition and current economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The Company’s accounts receivable balance as of October 31, 2002 was $1,665,558, net of an allowance for doubtful accounts of $316,696.

Impairment of Long Lived Assets
The Company's long–lived assets include goodwill and other intangible assets with a carrying value of $416,964 as of October 31, 2002. In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future operating results, cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges that were not previously recorded for these assets.

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

Back to Contents

Results of Operations
The following table presents selected consolidated financial data for the periods indicated expressed as a percentage of net sales:

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001

Earned revenues	100.0%	100.0%	100.0%	100.0%
Cost of earned revenues	92.5	86.8	88.3	84.5

Gross profit	7.5	13.2	11.7	15.5
General and administrative expense (excluding depreciation)	48.6	20.3	42.7	19.6
Depreciation	1.1	1.1	1.2	1.2

Operating loss	(42.2)	(8.2)	(32.2)	(5.3)
Other income	0.9	0.5	0.9	0.6
Interest expense	(0.2)	(0.5)	(3.8)	(0.7)
Income tax benefit	(0.8)	0.0	0.0	0.0
Convertible preferred stock dividends	(2.0)	0.0	(1.5)	0.0
Convertible preferred stock beneficial conversion feature	0.0	0.0	(19.3)	0.0

Net loss available to common shareholders	(42.7)%	(8.2)%	(55.9)%	(5.4)%

Three months ended October 31, 2002 and 2001:
The Company’s revenues during the three months ended October 31, 2002 declined by $867,080 to $1,282,671, or 40.3% compared with revenues of $2,149,751 in the comparable period in the prior fiscal year. The decline was primarily due to the overall slowdown in the economy and the restructuring of the Company’s sales organization in an effort to expand its customer base and offer a broader array of services to those customers. The restructuring of the Company's sales organization in fiscal 2003 resulted in a second quarter decline in revenues previously generated by IAP and NACE, which was in line with expectations. The Company has added one sales representative, however, no immediate significant impact on revenues has occurred. There can be no assurance that the restructuring of the Company’s sales organization will be successful at increasing revenues.

The Company’s gross margin was 7.5% of revenues during the three months ended October 31, 2002, compared with 13.2% in the comparable period in the prior fiscal year. The lower gross margin in the second quarter was primarily attributable to the significantly lower gross margin in the indoor air quality business. The indoor air quality gross margin was significantly lower because the Company expensed certain unrecoverable direct costs for jobs that did not take place. In addition, the lower gross margin is attributable in part to asbestos abatement services comprising a larger portion of total revenues. Asbestos abatement has historically had lower gross margins than indoor air quality services, primarily due to the fact that the asbestos abatement market is finite and lacks a recurring services component. In the second quarter of fiscal 2003, the average gross margin mix was lower for asbestos abatement as compared with the average gross margin mix for asbestos abatement in the comparable period in the prior fiscal year. The Company did not experience any significant losses on jobs in the second quarter of fiscal 2003.

Back to Contents

The Company’s general and administrative expenses increased to $637,354 during the three months ended October 31, 2002, from $459,814 in the comparable period in the prior fiscal year. The increase was primarily due to costs incurred to reposition the Company, including the addition of new management and the use of consulting and professional services to explore debt and equity financing alternatives, merger/acquisition options, and evaluate the business and develop a new corporate strategy. In the three months ended October 31, 2002, the Company was unable to secure additional financing to implement its merger/acquisition growth strategy for the indoor air quality business. Due to the change in its business focus away from environmental services, the Company will no longer attempt to implement the merger/acquisition growth strategy for the indoor air quality business. Salaries and related expenses are expected to decrease as a result of the change in management in October 2002. There can be no assurances, however, that the Company's efforts will result in lower general and administrative expenses.

Interest expense decreased to $2,313 in the three months ended October 31, 2002, compared with $13,800 in the comparable period in the prior fiscal year. The decrease was primarily due to the repayment of the January 2002 bridge loan in the principal amount of $500,000. In June 2002, the Company used a portion of the proceeds derived from the private placement of 512,500 shares of its 10% Series A Convertible Preferred Stock ("Preferred Stock") to repay $400,000 in the principal, and all accrued and payable interest to date, on the bridge loan. In October 2002, the Company issued a secured convertible promissory note in the principal amount of $100,000 ("Convertible Note") in full payment and satisfaction of the remaining $100,000 obligation due on the bridge loan. The Convertible Note is secured by substantially all of the assets of the Company, bears interest at a rate of 7% per annum and is convertible into shares of the Company's common stock at a conversion price of $1.00 per share. The Convertible Note is payable in two equal installments of principal, and accrued interest thereon, on December 27, 2002 and February 27, 2003.

An income tax benefit of $9,634 was recorded in the three months ended October 31, 2002, as compared with $1,105 during the comparable period in the prior fiscal year. The benefit in the second quarter of fiscal 2003 was primarily due to a reversal of a liability recorded in fiscal 2002 and carried in accounts payable as of the end of fiscal 2002.

The Company recorded accrued dividends of $25,625 in the three months ended October 31, 2002, payable to holders of the Preferred Stock. The Preferred Stock, which was issued in June 2002, pays dividends of 10% per annum in the form of additional shares of Preferred Stock or in shares of the Company’s common stock if a sufficient number of shares of Preferred Stock is not available.

As a result of the foregoing, the Company incurred a net loss available to common shareholders of $548,249 for the three months ended October 31, 2002.

Back to Contents

Six months ended October 31, 2002 and 2001:
The Company’s revenues during the six months ended October 31, 2002 declined by $1,517,589 to $2,654,995, or 36%, compared with revenues of $4,172,584 in the comparable period in the prior fiscal year. The decline was primarily due to the overall slowdown in the economy and the restructuring of the Company's sales organization in an effort to expand its customer base and offer a broader array of services to those customers. The restructuring of the Company's sales organization in fiscal 2003 resulted in a decline in revenues previously generated by IAP and NACE, which was in line with expectations. The Company has added one sales representative, however, no immediate significant impact on revenues has occurred. There can be no assurance that the restructuring of the Company’s sales organization will be successful at increasing revenues.

The Company’s gross margin was 11.7% of revenues during the six months ended October 31, 2002, compared with 15.5% in the comparable period in the prior fiscal year. The lower gross margin in this period was primarily attributable to the significantly lower gross margin in the indoor air quality business. The indoor air quality gross margin was significantly lower in this period because the Company expensed certain unrecoverable direct costs for jobs that did not take place. In addition, the lower gross margin is attributable in part to asbestos abatement services comprising a larger portion of total revenues. Asbestos abatement has historically had lower gross margins than indoor air quality services, primarily due to the fact that the asbestos abatement market is finite and lacks a recurring services component. The average gross margin mix was lower for asbestos abatement in this period as compared with the average gross margin mix for asbestos abatement in the comparable period in the prior fiscal year. The Company did not experience any significant losses on jobs in this period.

The Company’s general and administrative expenses increased to $1,166,237 during the six months ended October 31, 2002, from $867,424 in the comparable period in the prior fiscal year. The increase was primarily due to costs incurred to reposition the Company, including the addition of new management and the use of consulting and professional services to explore debt and equity financing alternatives, merger/acquisition options, and evaluate the business and develop a new corporate strategy. In the six months ended October 31, 2002, the Company was unable to secure additional financing to implement its merger/acquisition growth strategy for the indoor air quality business. Due to the change in its business focus away from environmental services, the Company will no longer attempt to implement the merger/acquisition growth strategy for the indoor air quality business. Salaries and related expenses are expected to decrease as a result of the change in management in October 2002. There can be no assurances, however, that the Company's efforts will result in lower general and administrative expenses.

Interest expense increased to $101,659 in the six months ended October 31, 2002, compared with $30,108 in the comparable period in the prior fiscal year. The increase was primarily due to the amount of deferred costs of the June 2002 private placement and the amount of the debt discount related to the January 2002 bridge loan in the principal amount of $500,000. In June 2002, the Company used a portion of the proceeds derived from the June 2002 private placement to repay $400,000 in principal, and all accrued and payable interest to date, on the bridge loan. In October 2002, the Company issued the Convertible Note in full payment and satisfaction of the remaining $100,000 obligation due on the bridge loan. The Convertible Note is secured by substantially all of the assets of the Company, bears interest at a rate of 7% per annum and is convertible into shares of the Company's common stock at a conversion price of $1.00 per share. The Convertible Note is payable in two equal installments of principal, and accrued interest thereon, on December 27, 2002 and February 27, 2003.

Back to Contents

An income tax expense of $446 was recorded in the six months ended October 31, 2002, as compared with an income tax benefit of $1,746 during the comparable period in the prior fiscal year. The expense recorded during this period is primarily due to the revision of an estimated liability.

The Company recorded accrued dividends of $37,014 in the six months ended October 31, 2002, payable to holders of the Preferred Stock. The Preferred Stock, which was issued in June 2002, pays dividends of 10% per annum in the form of additional shares of Preferred Stock or in shares of the Company’s common stock if a sufficient number of shares of Preferred Stock is not available.

Issuance of the Preferred Stock resulted in a preferential conversion feature that was valued at $512,500 during the six months ended October 31, 2002. The preference’s value was determined based on: (a) the number of underlying common shares into which the Preferred Stock may be converted, and (b) the difference between the Preferred Stock conversion price per share of common stock and the prevailing market value of a share of common stock on the date the Preferred Stock was issued.

As a result of the foregoing, the Company incurred a net loss available to common shareholders of $1,484,349 for the six months ended October 31, 2002.

Liquidity and Capital Resources:
Net cash used by operating activities was $534,888 for the six months ended October 31, 2002, compared with $39,630 in the comparable period in the prior fiscal year. The net cash used during this period was primarily due to the net loss for the period, and the costs incurred to reposition the Company, which included the addition of new management and the use of consulting and professional services to explore debt and equity financing alternatives, merger/acquisition options, and evaluate the business and develop a new corporate strategy. No cash was used or provided by investing activities during the six months ended October 31, 2002 or the comparable period in the prior fiscal year. Net cash provided by financing activities was $464,959 for the six months ended October 31, 2002, compared with $23,423 in the comparable period in the prior fiscal year. The net cash provided during this period was primarily derived from the June 2002 initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of the Company's Preferred Stock to accredited investors at $2.00 per share.

Five hundred twelve thousand five hundred shares of Preferred Stock were issued in the June 2002 private placement, each share of which is convertible into four shares of common stock at a conversion price of $.50 per share. As of the closing, it was determined that the holders of the Preferred Stock received a common stock conversion preference based on the excess of the common stock’s then current market value of $.75 per share over the Preferred Stock’s $.50 per share conversion price. This preference was assigned a value of $512,500 relative to the 2,050,000 underlying shares of common stock into which the Preferred Stock may be converted. The Company received net proceeds of $865,959 from the issuance of the 512,500 shares of Preferred Stock, a portion of which was used to retire $400,000 in principal and all accrued and payable interest to date on the January 2002 bridge loan (the bridge loan financing is further discussed in Note A to the below table). KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a

Back to Contents

non–accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 402,500 shares of common stock at $.65 per share in connection with the private placement. Warrants for 325,625 shares were issued in June 2002 and warrants for the remaining 76,875 shares were issued in September 2002. Dividends on the Preferred Stock at the rate of $.20 per share per annum are payable in kind, or in shares of the Company’s common stock if a sufficient number of shares of Preferred Stock is not available. Dividends shall accrue and be payable in May of each year; as of October 31, 2002, the Company had accrued Preferred Stock dividends of $37,014. The Preferred Stock is redeemable, at the option of the Company, after the second anniversary of the closing. Consequently, the Preferred Stock has been classified as equity. Although the Company has successfully completed the initial closing of the Preferred Stock offering, the Company does not believe it will complete the second half of the offering as the market for equity financing continues to diminish.

At October 31, 2002, the Company had an accumulated deficit in stockholder's equity of $3,065,437 and incurred a net loss available to common shareholders of $1,484,349 for the six months then ended. As a result, the recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent on the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classifications of assets and liabilities that might be necessary should the Company be unable to continue in existence.

In the past, the Company relied on shareholders loans for its capital needs, but believes it can no longer rely on shareholder loans for its capital needs going forward. The Company is exploring debt and equity markets in order to satisfy its current and future capital requirements. Although the Company has satisfied its current capital needs through debt and equity markets, it was unable to secure sufficient financing to implement its merger/acquisition growth strategy for its indoor air quality business in fiscal 2003. The Company will no longer pursue its merger/acquisition growth strategy for its indoor air quality business and will explore alternative business opportunities.

The Company may require additional financing during fiscal 2003, without which its ability to operate could be adversely affected. Management believes, however, that the Company has the ability to meet its financing requirements for the next eight months. If the markets for debt and equity financing continue to diminish, the Company’s ability to raise additional financing may be adversely affected. There can be no assurance, however, that additional financing will be available when the Company needs it, which is dependent, in part, on the Company meeting its operating plan and collecting its receivables on a timely basis.

Back to Contents

The Company's ability to finance its operating cash needs with cash generated by operations is a function of its return to profitability. The Company has taken measures to conserve cash by no longer pursing its merger/acquisition growth strategy for its indoor air quality business and cutting back on personnel and related expenses. The Company has also subleased its New York City office and relocated to less expensive offices. Salaries and related expenses are expected to decrease as a result of the change in management in October 2002. The Company will continue to explore equity and private debt funding on an as needed basis. However, if the Company's planned cash flow projections for the next eight months are not met, and the requisite level of financing is unattainable, the Company's ability to operate could be adversely affected.

National Abatement Corp. (“NAC”) and/or NAC Environmental Services, Inc. ("NACE"), which are wholly–owned subsidiaries of the Company, are co–defendants in lawsuits involving property damage and/or personal injury claims arising in the ordinary course of business from job–site accidents. Plaintiffs’ claims in these lawsuits exceed NAC and/or NACE's applicable insurance coverages. Claims in excess of insurance coverages totaled approximately $12,600,000 as of October 31, 2002, net of one lawsuit which settled during this period within limits of applicable insurance coverage. NAC and/or NACE are being represented in these lawsuits by legal counsel engaged by their insurers and, in most or all cases, have filed cross–claims and third–party claims against other parties. Any judgment or settlement in excess of insurance coverages, however, will require payment by NAC and/or NACE. The Company believes, based on prior experience, that the amount of ultimate liability of NAC and/or NACE with respect to these claims will not have a material effect on the Company’s financial position, results of operations and cash flows. There can be no assurance, however, that any judgment or settlement of these claims will not exceed NAC’s and/or NACE’s insurance coverages, which could have a material effect on the Company’s financial position, results of operations and cash flows.

The following table provides a summary of our contractual obligations at October 31, 2002:

	Total	Less than 1 Year	1-3 Years	3 or More Years

Notes payable, convertible note(a)	$100,000	$100,000	$–	$–
Loans payable, shareholders (b)	1,032,501	302,331	730,170	–
Operating leases (c)	1,141,496	201,643	418,615	521,238

Total contractual obligations	$2,273,997	$603,974	$1,148,785	$521,238

(a)   Notes payable, convertible note
On January 10, 2002, the Company secured bridge loan financing in the aggregate amount of $500,000 from KSH Strategic Investment Fund I, LP and Cleveland Overseas, Ltd. The bridge loan investors were issued secured promissory notes in the aggregate principal amount of $500,000 ("Bridge Notes"), which bore interest at a rate of 10% per annum. In June 2002, the Company repaid in full the Bridge Note in the principal amount of $400,000, and all accrued and payable interest on the Bridge Notes to date.

Back to Contents

On October 10, 2002, the Company issued a secured convertible promissory note in the principal amount of $100,000 ("Convertible Note") in full payment and satisfaction of the remaining Bridge Note in the principal amount of $100,000. The Convertible Note is secured by substantially all of the assets of the Company, bears interest at a rate of 7% per annum and is convertible into shares of the Company's common stock at a conversion price of $1.00 per share. The Convertible Note is payable in two equal installments of principal, and accrued interest thereon, on December 27, 2002 and February 27, 2003.

(b)   Loans payable, shareholders
On April 1, 2002, the Company issued unsecured promissory notes (“Shareholder Loans”) totaling $1,032,501, in exchange for and in full satisfaction of all outstanding balances due on the demand loans, management fees and consulting fees payable to shareholders and affiliates of the Company. The Shareholder Loans do not bear interest. Each Shareholder Loan requires repayment in twenty–one (21) equal monthly payments. Repayment on a Shareholder Loan in the principal amount of $10,263 begins in February 2003, and repayment on the remaining Shareholder Loans totaling $1,022,238 begins in May 2003.

(c)   Operating leases
In the past, the Company has entered into operating leases for office and warehouse facilities which expire through September 30, 2008. During the six months ended October 31, 2002, the Company signed a lease for approximately 8,500 square feet of warehouse space located in Rahway, New Jersey. The lease, which runs for a three–year term ending July 31, 2005, required two security deposits totaling $49,350. Rents due under the lease total $3,116.66 per month.

At October 31, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off–balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non–exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such activities.

New Accounting Pronouncements:
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling–of–interests method. Adoption of SFAS No. 141 did not have a material effect on the Company’s financial position, results of operations and cash flows.

Back to Contents

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for all fiscal years beginning after December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The transitional goodwill impairment test was conducted as of the end of the first quarter of fiscal 2003 and indicated no impairment of goodwill at that time. Ongoing, periodic testing is required under SFAS No. 142 and, consequently, there can be no guarantee that future testing will not result in an impairment of the Company’s goodwill. Goodwill amortization of $12,692 and $21,218 was expensed during the three and six months ended October 31, 2001, respectively. On a pro forma basis, if SFAS No. 142 had been adopted as of the beginning of fiscal 2002, the net loss for the three and six months ended October 31, 2001 would have been $163,944 and $204,335, respectively, and the basic and diluted loss per share for the three and six month periods would have been $0.02 and $0.03, respectively.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long–Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121 while retaining many of the requirements of SFAS No. 121. Adoption of SFAS No. 144 did not materially affect the Company’s financial position, results of operations and cash flows.

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies are required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of adopting this pronouncement on its consolidated financial statements.

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

Back to Contents

Item 3.     Controls and Procedures

Evaluation of disclosure controls and procedures
The principal executive officer and principal financial officer of the Company, who are the same person (the "Certifying Officer"), maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officer, with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule [13a–14(c)/15d–14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

Changes in internal controls
The Certifying Officer has indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of its evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

Back to Contents

PART II: OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8–K

Exhibits

•      Exhibit 99.1:    Certification of Principal Executive and Financial Officer Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
   (18 U.S.C. § 1350)

Reports on Form 8–K
Current Reports on Form 8–K filed during the three months ended October 31, 2002 and the subsequent interim period ended December 16, 2002, are as follows:

•      Report on Form 8–K, filed with the Commission on August 19, 2002, regarding the Certifications of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 under Items 7 – Other and 9 – Regulation FD Disclosure.

•      Report on Form 8–K, filed with the Commission on August 22, 2002, announcing the appointment of Paul Bailey as Vice President, Secretary and Chief Financial Officer and the resignation of Lawrence S. Polan under Item 5 – Other.

•      Report on Form 8–K, filed with the Commission on November 6, 2002, announcing the appointment of Michael J. Caputo as acting President, principal executive officer and principal financial officer and the resignations of Jeffrey L. Powell, Paul Bailey and Joel Schoenfeld under Item 5 – Other.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

NESCO INDUSTRIES, INC.

Dated: December 23, 2002	By: /s/ Michael J. Caputo
Michael J. Caputo, President (Principal Executive and Financial Officer)

Back to Contents

CERTIFICATION

I, Michael J. Caputo, certify that:

1.    I have reviewed this quarterly report on Form 10–QSB of NESCO Industries, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 23, 2002	By: /s/ Michael J. Caputo
Michael J. Caputo, President (Principal Executive and Financial Officer)