Form 10QSB
period 2003-01-31
NESCO INDUSTRIES INC
filed 2003-03-24
CIK 1099609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 31, 2003

    [ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

      For the transition period from ______________ to __________________.

                         COMMISSION FILE NUMBER: 0-28307

                             NESCO INDUSTRIES, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                                  13-3709558
        ---------------------------               ---------------------------
     (State of other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)


           22-09 Queens Plaza North, Long Island City, New York 11101
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  718/752-2400
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

 -------------------------------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 13(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court:
Yes [ ]        No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, par value $.001, was 6,769,963 as of March 17, 2003.

Traditional Small Business Issuer Disclosure Format (check one):
Yes [ ]        No [X]

                                                   NESCO INDUSTRIES, INC.
                                                            INDEX


PART I:           FINANCIAL INFORMATION
                  Item 1.    Consolidated Financial Statements

                             Consolidated Balance Sheets -
                             January 31, 2003 (unaudited) and April 30, 2002...........................................   1

                             Consolidated Statements of Operations (unaudited) -
                             three and nine months ended January 31, 2003 and 2002.....................................   2

                             Consolidated Statement of Shareholders' Equity (Deficit) (unaudited) -
                             nine months ended January 31, 2003........................................................   4

                             Consolidated Statements of Cash Flows (unaudited) -
                             nine months ended January 31, 2003 and 2002...............................................   5

                             Notes to Consolidated Financial Statements (unaudited)....................................   6

                  Item 2.    Management's Discussion and Analysis of Financial
                             Condition and Results of Operations.......................................................  15

                  Item 3.    Controls and Procedures...................................................................  27

PART II:          OTHER INFORMATION

                  Item 1.    Legal Proceedings.........................................................................  28

                  Item 2.    Change in Securities......................................................................  28

                  Item 6.    Exhibits and Reports on Form 8K...........................................................  29

                  Signatures ..........................................................................................  30

                  Certification

                  Exhibit 99.1

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S



                                                               January 31          April 30
                                                                  2003              2002
                                                               -----------       ---------
                                                               (Unaudited)
Current Assets:
  Cash and equivalents                                        $    55,221       $   111,260
  Accounts receivable, net                                      1,294,296         2,427,457
  Unbilled costs and estimated earnings in excess
    of billings on uncompleted contracts                          101,429           222,700
  Inventory                                                       160,464           154,992
  Prepaid taxes and expenses                                      115,450           105,087
                                                              -----------       -----------
     Total current assets                                       1,726,860         3,021,496
Fixed assets, net                                                  94,477           135,277
Goodwill, net                                                          --           416,954
Other assets                                                       99,049            47,331
                                                              -----------       -----------

                                                              $ 1,920,386       $ 3,621,058
                                                              -----------       -----------


                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              January 31          April 30
                                                                  2003              2002
                                                               -----------       ---------
                                                               (Unaudited)
Current Liabilities:
  Accounts payable and accrued expenses                       $ 1,393,400       $ 1,941,485
  Notes payable, convertible note                                  50,000                --
  Notes payable, bridge loan                                           --           447,274
  Loans payable, shareholders, current                            448,365            10,263
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                             221,439           397,686
                                                              -----------       -----------
     Total current liabilities                                  2,113,204         2,796,708
Loans payable, shareholders                                       584,136         1,022,238
Deferred rental income                                            222,300           257,400
                                                              -----------       -----------
     Total liabilities                                          2,919,640         4,076,346
                                                              -----------       -----------
Stockholders' Equity:
  10% convertible preferred stock, $2.00 par value,
     1,000,000 shares authorized, 512,500 shares
     issued and outstanding                                     1,087,639                --
  Common stock, $0.001 par value, 25,000,000 shares
     authorized, 6,769,963 and 6,694,963 shares
     issued and outstanding                                         6,770             6,695
  Capital in excess of par value                                1,546,740         1,119,105
  Accumulated deficit                                          (3,640,403)       (1,581,088)
                                                              -----------       -----------
                                                                 (999,254)         (455,288)
                                                              -----------       -----------

                                                              $ 1,920,386       $ 3,621,058
                                                              -----------       -----------




See Accompanying Notes

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDING JANUARY 31, 2003 AND 2002

                                                                    January 31
                                                             -------------------------
                                                                2003           2002
                                                             ----------     ----------
                                                                   (Unaudited)
Earned Revenues                                              $1,004,995     $2,640,623

Cost of earned revenues                                         918,932      2,106,172
                                                             ----------     ----------
     Gross profit                                                86,063        534,451

General and administrative expenses                             349,256        511,551
                                                             ----------     ----------
Operating income (loss)                                        (263,193)        22,900
                                                             ----------     ----------
Other Income (Expense):
       Sub-lease income                                          11,700         11,700
       Interest expense, net                                     (1,116)       (28,709)
       Impairment of goodwill                                  (416,954)            --
                                                             ----------     ----------
Income (Loss) before income taxes                              (669,563)         5,891

Income tax benefit                                             (120,222)       (13,410)
                                                             ----------     ----------
      Net Income (Loss)                                      $ (549,341)    $   19,301
                                                             ----------     ----------
Convertible preferred stock dividends                           (25,625)            --
                                                             ----------     ----------
Net Income (Loss) available to common shareholders             (574,966)        19,301
                                                             ----------     ----------
Basic and diluted loss per share                                  (0.08)            --
                                                             ----------     ----------

Weighted average common shares outstanding - basic
       and diluted                                            6,769,963      6,694,963
                                                             ----------     ----------


See Accompanying Notes.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDING JANUARY 31, 2003 AND 2002



                                                                     January 31
                                                             -------------------------
                                                                2003           2002
                                                             ----------     ----------
                                                                    (Unaudited)
Earned Revenues                                             $ 3,659,990     $6,813,207

Cost of earned revenues                                       3,263,820      5,631,923
                                                            -----------     ----------
     Gross profit                                               396,170      1,181,284

General and administrative expenses                           1,515,493      1,378,975
                                                            -----------     ----------
Operating loss                                               (1,119,323)      (197,691)
                                                            -----------     ----------
Other Income (Expense):
       Sub-lease income                                          35,100         35,100
       Interest expense, net                                   (102,775)       (58,817)
       Impairment of goodwill                                  (416,954)            --
                                                            -----------     ----------
Loss before income taxes                                     (1,603,952)      (221,408)

Income tax benefit                                             (119,776)       (15,156)
                                                            -----------     ----------
      Net Loss                                              $(1,484,176)    $ (206,252)
                                                            -----------     ----------
Convertible preferred stock dividends                           (62,639)            --

Value related to beneficial conversion feature
   of convertible preferred stock                              (512,500)            --
                                                            -----------     ----------
Net Loss available to common shareholders                    (2,059,315)      (206,252)
                                                            -----------     ----------
Basic and diluted loss per share                                  (0.30)         (0.03)
                                                            -----------     ----------
Weighted average common shares outstanding-basic
       and diluted                                            6,754,474      6,694,963
                                                            -----------     ----------



See Accompanying Notes.


                                         NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                           UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           NINE MONTHS ENDING JANUARY 31, 2003


                                                                                               Retained
                                         Preferred stock       Common stock      Capital in    earnings/
                                       -------------------  ------------------    excess of   accumulated
                                        Shares    Amount     Shares     Amount    par value     deficit        Total
                                       -------  ----------  ---------   ------   ----------   -----------    ----------
Balance at April 30, 2002                   --          --  6,694,963   $6,695   $1,119,105   $(1,581,088)  $  (455,288)

Convertible preferred stock issuance   512,500  $1,025,000                         (159,041)                    865,959

Convertible preferred stock dividends               62,639                                        (62,639)           --

Convertible preferred stock beneficial
    conversion feature                                                              512,500      (512,500)           --

Common stock issued in connection
    with bridge loan financing                                 75,000       75       74,176                      74,251

Net loss for the nine months ended
     January 31, 2003                                                                          (1,484,176)   (1,484,176)
                                       -------  ----------  ---------   ------   ----------   -----------   -----------

Balance at January 31, 2003            512,500  $1,087,639  6,769,963   $6,770   $1,546,740   $(3,640,403)  $  (999,254)
                                       =======  ==========  =========   ======   ==========   ===========   ===========

See Accompanying Notes.

              NESCO INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDING JANUARY 31, 2003 AND 2002

                                                                               January 31
                                                                        ------------------------
                                                                           2003          2002
                                                                           ----          ----
                                                                                 (Unaudited)
Cash Flows from Operating Activities:
   Net loss                                                             $(1,484,176)   $(206,252)
       Adjustments to reconcile net loss to
       net cash used by operating activities:
           Impairment of goodwill                                           416,954           --
           Amortization of discount on bridge loan                           52,726       11,000
           Amortization of deferred sub-lease income                        (35,100)     (35,100)
           Depreciation and amortization                                     79,172       82,766
           Provision for bad debts                                          (23,895)     (16,565)
           Changes in operating assets and liabilities:
              Accounts receivable                                         1,157,056        4,905
              Unbilled costs and estimated earnings in excess
                  of billings on uncompleted contracts                      121,271     (108,629)
              Inventory                                                      (5,472)      (6,300)
              Prepaid expenses and taxes                                    (10,363)    (142,524)
              Other assets                                                  (90,090)     (35,534)
              Accounts payable and accrued expenses                        (473,834)     253,164
              Billings in excess of costs and estimated
                  earnings on uncompleted contracts                        (176,247)      71,476
                                                                        -----------    ---------
                     Net cash provided used in operating activities        (471,998)    (127,593)
                                                                        -----------    ---------

Cash Flows from Investing Activities:
   Purchase of fixed assets                                                               (5,549)
                                                                        -----------    ---------
                     Net cash provided used in investing activities              --       (5,549)
                                                                        -----------    ---------
Cash Flows from Financing Activities:
   Payment of equipment notes                                                    --       (1,577)
   Proceeds (repayment) of bridge loan                                     (500,000)     500,000
   Net proceeds (repayment) of shareholder loans                                 --       25,000
   Payment of financing costs                                                    --      (25,000)
   Net proceeds of convertible preferred stock offering                     865,959           --
   Net proceeds of convertible note                                          50,000           --
                                                                        -----------    ---------
                     Net cash provided by financing activities              415,959      498,423
                                                                        -----------    ---------
Net increase (decrease) in cash and equivalents                             (56,039)     365,281
Cash and equivalents, beginning of year                                     111,260       68,169
                                                                        -----------    ---------
Cash and equivalents, end of period                                          55,221      433,450
                                                                        -----------    ---------

Cash Paid for Interest                                                       27,072           --
Taxes Paid                                                                    2,459        1,403
                                                                        -----------    ---------


See Accompanying Notes.

Notes to Consolidated Financial Statements
------------------------------------------

A.   Organization, Operations and Significant Accounting Policies

     General
     -------
     The unaudited consolidated interim financial statements, and accompanying notes included herein, have been prepared by NESCO Industries, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for interim periods. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results of the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report filed with the SEC on Form 10-KSB for the fiscal year ended April 30, 2002, as amended, and the subsequent quarterly reports filed with the SEC on Form 10-QSB, as amended.

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

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent on the Company's ability to meet its financing requirements on an as needed basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue its existence. See Note B - Liquidity and Management Discussion and Analysis of Financial Conditions and Results of Operations for a discussion regarding the Company's change in plan of operations.

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

B.   Liquidity

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of January 31, 2003, however, the Company had an accumulated deficit in stockholders' equity of $3,640,403 and had incurred a net loss available to common shareholders of $2,059,315 for the nine months ended January 31, 2003.

     In the past, the Company relied on shareholders loans for its capital needs, but believes it can no longer rely on shareholder loans for its capital needs going forward. In the past, the Company explored debt and equity markets in order to satisfy its current and future capital requirements. Although the Company had satisfied in part its capital needs through debt and equity markets in the past, it was unable to secure sufficient financing to implement its merger/acquisition growth strategy for its indoor air quality business in fiscal 2003. The Company will no longer pursue its merger/acquisition growth strategy for its indoor air quality business, and is not currently exploring debt and equity markets for its capital needs.

     On April 1, 2002, the Company issued unsecured promissory notes ("Shareholder Loans") totaling $1,032,501, in exchange for and in full satisfaction of all outstanding balances due on the demand loans, management fees and consulting fees payable to shareholders and affiliates of the Company. The Shareholder Loans do not bear interest. Each Shareholder Loan requires repayment in twenty-one (21) equal monthly payments. Repayment on a Shareholder Loan in the principal amount of $10,263 was scheduled to begin in February 2003, however, the lender has agreed to defer the commencement date indefinitely. The lender could, however, demand that repayment begin on the $10,263 Shareholder Loan at any time. Repayment on the remaining Shareholder Loans totaling $1,022,238 is scheduled to begin in May 2003.

     On January 10, 2002, the Company secured bridge loan financing in the aggregate sum of $500,000 from KSH Strategic Investment Fund I, LP and Cleveland Overseas, Ltd. The Company received net proceeds of $475,000 from the bridge loan financing. The bridge loan investors were issued secured promissory notes in the aggregate principal amount of $500,000, which bore interest at a rate of 10% per annum ("Bridge Notes"). These investors were also granted warrants to purchase a total of 200,000 shares of common stock at an exercise price of $.50 per share. KSH Investment Group, Inc., a registered broker-dealer and an affiliate of KSH Strategic Investment Fund I, LP, received $25,000 and was issued 75,000 shares of common stock as a fee for arranging the financing. In June 2002, the Company used a portion of the proceeds derived from the private placement of 512,500 shares of its 10% Series A Convertible Preferred Stock (as discussed below) to repay the Bridge Note in the principal amount of $400,000, and all accrued and payable interest on the Bridge Notes to date. On October 10, 2002, the Company issued a secured convertible promissory note in the principal amount of $100,000 ("Convertible Note") in full payment and satisfaction of the remaining Bridge Note in the principal amount of $100,000. The Convertible Note was secured by substantially all of the assets of the Company, bore interest at a rate of 7% per annum and was convertible into shares of the Company's common stock at a conversion price of $1.00 per share. The Company repaid the Convertible Note in two installments of principal in the amount of $50,000, and the accrued interest thereon, in December 2002 and March 2003.

     In June 2002, the Company completed the initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of its 10% Series A Convertible Preferred Stock ("Preferred Stock") to accredited investors at $2.00 per share. Five hundred twelve thousand five hundred shares of Preferred Stock were issued, each of which is convertible into four shares of common stock at a conversion price of $.50 per share. As of the closing, it was determined that the holders of the Preferred Stock received a common stock conversion preference based on the excess of the common stock's then current market value of $.75 per share over the Preferred Stock's $.50 per share conversion price. This preference was assigned a value of $512,500 relative to the 2,050,000 underlying shares of common stock into which the Preferred Stock may be converted. The Company received net proceeds of $865,959 from the issuance of the 512,500 shares of Preferred Stock, a portion of which was used to retire $400,000 in principal, and all accrued and payable interest to date, on the Bridge Notes. KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 402,500 shares of common stock at $.65 per share in connection with the private placement. Warrants for 325,625 shares were issued in June 2002 and warrants for the remaining 76,875 shares were issued in September 2002. Dividends on the Preferred Stock at the rate of $.20 per share per annum are payable in kind, or in shares of the Company's common stock if a sufficient number of shares of Preferred Stock is not available. Dividends shall accrue and be payable in May of each year; as of January 31, 2003, the Company had accrued Preferred Stock dividends of $62,639. The Preferred Stock is redeemable, at the option of the Company, after the second anniversary of the closing. Consequently, the Preferred Stock has been classified as equity.

     Management believes that the Company has the ability to meet its financing requirements for the next eight months. However, the Company may require additional financing during fiscal 2003, without which its ability to operate could be adversely affected. If the Company requires additional financing during fiscal 2003 and the markets for debt and equity financing continue to diminish, the Company's ability to raise additional financing may be adversely affected. There can be no assurance, however, that additional financing will be available if and when the Company needs it, which is dependent, in part, on the Company meeting its operating plan and collecting its receivables on a timely basis.

     The Company's ability to finance its operating cash needs with cash generated by operations is a function of its return to profitability. The Company has taken measures to conserve cash by no longer pursuing its merger/acquisition growth strategy for its indoor air quality business and cutting back on personnel and related expenses. The Company has also subleased its New York City office and relocated to less expensive offices. The Company expects salaries and related expenses to decrease as a result of the change in management in October 2002 (see Note G below). However, if the Company's planned cash flow projections for the next eight months are not met, and the Company begins to seek but cannot obtain the requisite level of financing, the Company's ability to operate could be adversely affected.

     At January 31, 2003, the Company had an accumulated deficit in stockholder's equity of $3,640,403 and incurred a net loss available to common shareholders of $2,059,315 during the nine months then ended. As a result, the recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent on the Company's ability to meet its financing requirements on an as needed basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classifications of assets and liabilities that might be necessary should the Company be unable to continue in existence.

C.   Major Customers

     During the nine months ended January 31, 2003, one customer, PPC Construction LLC, comprised 59% of revenues and three customers comprised 73.5% of revenues, PPC Construction LLC, Structure Tone, Inc. and Boston Properties, Inc. The Company expects a significant percentage of its revenues to be provided by a single customer or a few customers for at least the next twelve months.

D.   Loss Per Share Disclosures

     Basic loss per share excludes dilution and is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss available to common shareholders, diluted net loss per share was the same as basic net loss per share for the nine months ended January 31, 2003 and 2002, since the effect of any potentially dilutive securities would be antidilutive. Options, warrants and other agreements for the issuance of common stock which were excluded from the calculation of diluted loss per share totaled 4,222,500 with an average exercise price of $.61 as of January 31, 2003, and 645,000 with an average exercise price of $1.19 as of January 31, 2002.

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

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for all fiscal years beginning after December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The transitional goodwill impairment test was conducted as of the end of the first quarter of fiscal 2003 and indicated no impairment of goodwill at that time. Ongoing, periodic testing is required under SFAS No. 142. As a result of this periodic testing, continuing losses, inability to obtain adequate financing to complete an indoor air quality merger/acquisition and sell the business (see Note G - Business Segment Information), the Company recorded an impairment charge of $416,954 for goodwill in the three months ended January 31, 2003. Goodwill amortization of $8,526 and $25,578 was expensed during the three and nine months ended January 31, 2002, respectively. On a pro forma basis, if SFAS No. 142 had been adopted as of the beginning of fiscal 2002, the net income for the three and net loss for the nine months ended January 31, 2002 would have been $27,827 and $180,674, respectively, and the basic and diluted loss per share for the three and nine month periods would have been $-0-and $.03, respectively.

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

     In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on its 2003 financial statements.

     In December 2002, the FASB issued Statement 148, Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123, to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation.

F.   Contingencies

     Litigation
     ----------
     National Abatement Corp. ("NAC") and/or NAC Environmental Services, Inc. ("NACE"), which are wholly-owned subsidiaries of the Company, are co-defendants in lawsuits involving property damage and/or personal injury claims arising in the ordinary course of business from job-site accidents. Plaintiffs' claims in these lawsuits exceed NAC and/or NACE's applicable insurance coverages. Claims in excess of insurance coverages totaled approximately $8,750,000 as of January 31, 2003, net of three lawsuits that settled with limits of insurance coverages. In the third quarter of fiscal 2003, NAC settled two lawsuits and recorded a settlement that occurred in fiscal 2001. NAC and/or NACE are being represented in these lawsuits by legal counsel engaged by their insurers and, in most or all cases, have filed cross-claims and third-party claims against other parties. Any judgment or settlement in excess of insurance coverages, however, will require payment by NAC and/or NACE. The Company believes, based on prior experience, that the amount of ultimate liability of NAC and/or NACE with respect to these claims will not have a material effect on the Company's financial position, results of operations and cash flows. There can be no assurance, however, that any judgment or settlement of these claims will not exceed NAC's and/or NACE's insurance coverages, which could have a material effect on the Company's financial position, results of operations and cash flows.

     On January 15, 2003, the U.S. government filed an indictment in the United States District Court for the Southern District of New York alleging that NAC and one of its employees violated the Clean Air Act. The indictment, which relates to work performed in January 1998, alleges that NAC and the employee caused asbestos material to be stripped from a building without adequately wetting it, failed to lower the asbestos material to the floor without dropping or otherwise damaging it, and did not keep asbestos material that had been removed wet until it was collected and contained. In January 2003, NAC and the U.S. government entered into an agreement that tolled the limitations period, to March 21, 2003, for any charges which the U.S. government could have filed against NAC with respect to the removal and containment of asbestos to which a grand jury has not returned an indictment and the statute of limitations has not run as of the date of the agreement. In March 2003, NAC and the U.S. government entered into another agreement which tolled the limitations period once again until May 30, 2003 or the date on which a disposition is reached on the Clean Air Act indictment, whichever occurs first. NAC denies all the charges and is currently engaged in negotiations to resolve these matters. NAC would be subject to monetary penalties and other compliance requirements if found guilty of violating the Clean Air Act.

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

G.   Business Segment Information

     During the first and second quarters of fiscal 2003, the Company began to implement strategies for achieving its operational goals which included changes in the way the business is managed and operated. The Company has consolidated the operations and activities of its various subsidiaries into a single operating unit to cut costs and improve efficiency. As a result, the Company believes that it now operates in one business segment.

     During first and second quarters of fiscal 2003, the Company focused on increasing revenues and margins by expanding its indoor air quality services to businesses and organizations primarily in the tri-state metropolitan New York City area through strategic mergers, acquisitions or relationships with leaders in the indoor air quality business. The Company engaged in confidential negotiations with certain merger or acquisition targets, but was unable to complete any merger or acquisition due primarily to a lack of adequate financing. The Company also attempted to expand its indoor air quality services through promotions and marketing, but achieved limited success. In October 2002, the Company's chief executive officer and chief financial officer resigned.

     Due primarily to the inability of the Company to implement its growth strategy for the indoor air quality business, the change in management in October 2002, and the trend of lower revenues and margins from the environmental services operating unit, the Company has elected to seek a new business focus beyond the environmental services industry. In the three months ended January 31, 2003, the Company began to evaluate alternative business focuses and engage in negotiations with potential buyers of the environmental services operating unit (see Note J - Subsequent Events for a further discussion of the sale of the environmental services unit). However, there is no assurance that the Company will achieve a change in its business focus, sell its environmental operating unit or attain its other operational goals.

H.   Executive Compensation

     In December 2002, the Company issued to President Michael J. Caputo a warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $.55 per share for services rendered. The warrant vested fully upon grant and expires in December 2007. The Company relied upon Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in issuing the warrant without registration under the Act.

I.   Income Taxes

     Included in the income tax benefit for the three and nine months ended January 31, 2003 was a refund of approximately $120,000 that relates to a carryback of net operating losses to prior years due to a change in the tax law.

J.   Subsequent Events

     In March 2003, the Company and the potential buyers of the environmental services operating unit terminated negotiations with respect to the transaction without agreement on definitive purchase documents. If it cannot identify other potential purchasers for the environmental services operating unit, the Company may cease operations of the environmental services operating unit in order to minimize losses and maximize its chances of transitioning into a new business.

     Repayment on a Shareholder Loan in the principal amount of $10,263 was scheduled to begin in February 2003, however, the lender has agreed to defer the commencement date indefinitely. The lender could, however, demand that repayment begin on the $10,263 Shareholder Loan at any time.

     In March 2003, the Company repaid in full the outstanding principal and accrued interest on the Convertible Note.

Item 2.           Management's Discussion and Analysis of Financial
                  -------------------------------------------------
                  Condition and Results of Operations
                  -----------------------------------

This Quarterly Report on Form 10-QSB of NESCO Industries, Inc. (the "Company") for the quarter ended January 31, 2003 contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Forward-looking statements frequently convey the Company's current expectations regarding, among other things,

     o success of management;
     o transition in business focus;
     o achievement of operational goals;
     o existing and new product and/or services;
     o dependence on a small number of customers;
     o ability to secure financing;
     o merger and acquisition prospects;
     o formation of strategic relationships;
     o existing and potential suits, actions and proceedings;
     o research and development activities;
     o regulatory submissions and approvals;
     o financial condition, results of operations and cash flows; and

similar operating matters. Any or all of the Company's forward-looking statements may turn out to be wrong. Many factors may cause actual results to differ from forward-looking statements, including inaccurate assumptions and a broad variety of risks and uncertainties, some of which are known and others of which are not. Known risks and uncertainties include those identified from time to time in the Company's reports filed with the Securities and Exchange Commission, which should be considered together with any forward-looking statement. No forward-looking statement is a guarantee of future results or events, and one should avoid placing undue reliance on such statements. The Company expressly disclaims any obligation or undertaking to update or revise forward-looking statements made in this report or in its other reports filed with the Securities and Exchange Commission.

The Company's fiscal year ends on April 30 and, therefore, references to fiscal 2002 and fiscal 2003 refer to the fiscal years ending April 30, 2002 and April 30, 2003, respectively.

Background
----------
The Company is engaged in providing asbestos and lead abatement services, indoor air quality testing, monitoring and remediation, mold remediation, and other environmental services primarily through its wholly-owned subsidiary National Abatement Corp. ("NAC"), but also through its wholly-owned subsidiaries NAC/Indoor Air Professionals, Inc. ("IAP") and NAC Environmental Services, Inc. ("NACE").

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

NAC was incorporated in May 1988 to provide asbestos abatement services primarily in the greater metropolitan New York City area, and today is a full service asbestos and lead abatement contractor and indoor air quality services provider.

NACE was incorporated in May 1993 and, in the past, provided environmental services such as subsurface soils/groundwater remediation, Phase I and Phase II environmental site assessments and underground storage tank management and remediation. The Company has phased out the business conducted by NACE in order to focus on indoor air quality services.

In June 1999, the Company incorporated IAP to provide indoor air quality testing, monitoring and remediation services, primarily in New York, New Jersey and Connecticut. Prior to the organization of IAP, the Company provided limited indoor air quality services through NACE.

During the first and second quarters of fiscal 2003, the Company began to implement strategies for achieving its operational goals which included changes in the way the business is managed and operated. The Company has consolidated the operations and activities of its various subsidiaries into a single operating unit to cut costs and improve efficiency. As a result, the Company believes that it now operates in one business segment.

Change in Plan of Operations
----------------------------
During first and second quarters of fiscal 2003, the Company focused on increasing revenues and margins by expanding its indoor air quality services to businesses and organizations primarily in the tri-state metropolitan New York City area through strategic mergers, acquisitions or relationships with leaders in the indoor air quality business. The Company engaged in confidential negotiations with certain merger or acquisition targets, but was unable to complete any merger or acquisition due primarily to a lack of adequate financing. The Company also attempted to expand its indoor air quality services through promotions and marketing, but achieved limited success. In October 2002, the Company's the chief executive officer and chief financial officer resigned.

Due primarily to the inability of the Company to implement its growth strategy for the indoor air quality business, the change in management in October 2002, and the trend of lower revenues and margins from the environmental services operating unit, the Company has elected to seek a new business focus beyond the environmental services industry. In the three months ended January 31, 2003, the Company began to evaluate alternative business focuses and engage in negotiations with potential buyers of the environmental services operating unit. To date, the Company has not determined the direction of its new business focus. In addition, the Company and the potential buyers of the environmental services operating unit terminated negotiations with respect to the transaction without agreement on definitive purchase documents.

If it cannot identify other potential purchasers for the environmental services operating unit, the Company may cease operations of the environmental services operating unit in order to minimize losses and maximize its chances of transitioning into a new business. However, there is no assurance that the Company will be able to sell its environmental services operating unit, achieve a change in business focus or attain its other operational goals.

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

         Allowance for Doubtful Accounts
         -------------------------------
         The Company records an allowance for uncollectible amounts based on a review of the collectibility of its accounts receivable. Management determines the adequacy of this allowance by analyzing historical bad debts, continually evaluating individual customer receivables and considering the customer's financial condition and current economic conditions. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The Company's accounts receivable balance as of January 31, 2003 was $1,294,296, net of an allowance for doubtful accounts of $315,128.

         Impairment of Long Lived Assets
         -------------------------------
         The Company's long-lived assets included goodwill with a carrying value of $416,954 as of January 31, 2003. In assessing the recoverability of the Company's goodwill, the Company made assumptions regarding estimated future operating results, cash flows and other factors to determine the fair value of this asset. As a result of this evaluation, the Company recorded an impairment of $416,954 for goodwill in the three months ended January 31, 2003.

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

Results of Operations
---------------------
The following table presents selected consolidated financial data for the periods indicated expressed as a percentage of net sales:

=================================================================================================
                                            Three Months Ended           Nine Months Ended
                                               January 31,                   January 31,
                                            2003         2002             2003        2002
-------------------------------------------------------------------------------------------------
   Earned revenues                         100.0%        100.0%          100.0%        100.0%
     Cost of earned revenues                91.4          79.8            89.2          82.7
-------------------------------------------------------------------------------------------------
   Gross profit                              8.6          20.2            10.8          17.3
     General and administrative expense
       (excluding depreciation)             33.4          18.1            40.3          19.0
     Depreciation                            1.4           1.2             1.1           1.3
-------------------------------------------------------------------------------------------------
   Operating loss                          (26.2)          0.9           (30.6)         (3.0)
     Other income                            1.2           0.4             1.0           0.5
     Other expense                           -.-           -.-                           -.-
     Interest expense                       (-.2)         (1.1)           (2.9)         (0.7)
     Impairment of goodwill                (41.5)          -.-           (11.4)          -.-
     Income tax benefit                     12.0           0.5             3.3           0.2
     Convertible preferred stock
        dividends                           (2.5)          -.-            (1.7)          -.-
     Convertible preferred stock
        beneficial conversion feature        -.-           -.-           (14.0)          -.-
-------------------------------------------------------------------------------------------------
   Net Income (Loss) available to
      common shareholders                  (57.2)%         0.7%          (56.3)%        (3.0)%
=================================================================================================

Three months ended January 31, 2003 and 2002:
---------------------------------------------
The Company's revenues during the three months ended January 31, 2003 declined by $1,635,628 to $1,004,995, or 61.9% compared with revenues of $2,640,623 in the comparable period in the prior fiscal year. The decline was primarily due to the completion of certain long-term projects and a decrease in demand for the Company's environmental services. The decline in demand for the Company's asbestos abatement services, however, was significantly less than the decline in demand for its other services. As a result, revenues from asbestos abatement comprised substantially all of the revenues generated by the Company in the three months ended January 31, 2003.

The Company's gross margin was 8.6% of revenues during the three months ended January 31, 2003, compared with 20.2% in the comparable period in the prior fiscal year. The significant decline in the gross margin in the third quarter of fiscal 2003 is primarily due to the absence of revenues from indoor air quality services, which comprised a substantial percentage of revenues in the comparable period in the prior fiscal year. Historically, indoor air quality services have yielded higher gross margins that asbestos abatement services, primarily due to the fact that the asbestos abatement market is finite and lacks a recurring services component. The decline in gross margin in the third quarter of fiscal 2003 is also attributable in part to a historically low gross margin from asbestos abatement services. The gross margin for asbestos abatement in the third quarter of fiscal 2003 was lower than the historical average gross margin for asbestos abatement because certain indirect expenses did not decrease in proportion with the decrease in total revenues from asbestos abatement in this quarter. The Company did not experience any significant losses on jobs in the third quarter of fiscal 2003.

The Company's general and administrative expenses decreased to $349,256 during the three months ended January 31, 2003, from $511,551 in the comparable period in the prior fiscal year. The decrease was primarily due to lower salaries, consulting fees and related employee expenses as a result of the change in management in October 2002 and the consolidation of the Company's various operating subsidiaries into a single operating unit, which in turn employs fewer personnel.

Interest expense decreased to $1,116 in the three months ended January 31, 2003, compared with $28,709 in the comparable period in the prior fiscal year. The decrease was primarily due to repayment of interest-bearing debt. In fiscal 2003, the Company repaid the January 2002 bridge loan in the principal amount of $500,000. A bridge loan in the principal amount of $400,000 was repaid with a portion of the proceeds from the June 2002 private placement and a bridge loan in the principal amount of $100,000 was repaid by the issuance of a secured convertible note in the aggregate amount of $100,000 ("Convertible Note"). The Convertible Note was repaid in two equal installments of principal, and accrued interest thereon, in December 2002 and March 2003.

An income tax benefit of $120,222 was recorded in the three months ended January 31, 2003, compared with $13,410 during the comparable period in the prior fiscal year. The benefit in the third quarter of fiscal 2003 was primarily due to a refund received by applying new five year carry back procedures for use of net operating losses.

The Company recorded accrued dividends of $25,625 in the three months ended January 31, 2003, payable to holders of the Preferred Stock. The Preferred Stock, which was issued in June 2002, pays dividends of 10% per annum in the form of additional shares of Preferred Stock or in shares of the Company's common stock if a sufficient number of shares of Preferred Stock is not available.

As a result of the foregoing, the Company incurred a net loss available to common shareholders of $574,966 for the three months ended January 31, 2003.

Nine months ended January 31, 2003 and 2002:
--------------------------------------------
The Company's revenues during the nine months ended January 31, 2003 declined by $3,153,217 to $3,659,990, or 46%, compared with revenues of $6,813,207 in the comparable period in the prior fiscal year. The significant decline was primarily due to the overall slowdown in the economy and the restructuring of the Company's sales force, which has resulted in lower overall revenues. The restructured sales force has not achieved the level of sales anticipated by the Company. The decline in sales and revenues from asbestos abatement services, however, was significantly less than the decline in sales and revenues from our other services, notably, indoor air quality services. There can be no assurance that the restructured sales force will ever be successful at increasing sales, or that the Company will take the necessary actions to increase revenues.

The Company's gross margin was 10.8% of revenues during the nine months ended January 31, 2003, compared with 17.3% in the comparable period in the prior fiscal year. The decline in gross margin in this period was primarily attributable to the fact that revenues from asbestos abatement services comprised a significantly greater portion of total revenues as compared to the comparable period in the prior fiscal year. Asbestos abatement has historically had lower gross margins than indoor air quality services, primarily due to the fact that the asbestos abatement market is finite and lacks a recurring services component. The gross margin from asbestos abatement in the nine months ended January 31, 2003 was historically lower than the historical average gross margin for asbestos abatement primarily because certain indirect expenses did not decrease in proportion with the decrease in total revenues in this period. The decline in gross margin is also attributable in part to the lower gross margin from indoor air quality services in the nine months ended January 31, 2003, as compared to the comparable period in the prior fiscal year. The indoor gross margin for indoor air quality services was significantly lower in this period primarily because the Company expensed certain unrecoverable direct costs for jobs that did not take place. The Company did not experience any significant losses on jobs in this period.

The Company's general and administrative expenses increased to $1,515,493 during the nine months ended January 31, 2003, from $1,378,975 in the comparable period in the prior fiscal year. The increase was primarily due to costs incurred to reposition the Company in the first and second quarters of fiscal 2003. These costs included the addition of new management and consultants, exploration of strategic mergers/acquisitions and financing alternatives, and the evaluation and development of a new corporate strategy. However, due to the inability of the Company to implement its merger/acquisition growth strategy for the indoor air quality business and the change in management in October 2002, the Company has taken efforts to eliminate many of these costs. There can be no assurances, however, that the Company's efforts will result in lower general and administrative expenses.

Interest expense increased to $102,775 in the nine months ended January 31, 2003, compared with $58,817 in the comparable period in the prior fiscal year. The increase was primarily due to the amount of deferred costs of the June 2002 private placement and the amount of the debt discount related to the January 2002 bridge loan in the principal amount of $500,000. In June 2002, the Company used a portion of the proceeds derived from the June 2002 private placement to repay $400,000 in principal, and all accrued and payable interest to date, on the bridge loan. In October 2002, the Company issued the Convertible Note in full payment and satisfaction of the remaining $100,000 obligation due on the bridge loan. The Convertible Note was repaid in two equal installments of principal, and accrued interest thereon, in December 2002 and March 2003.

An income tax benefit of $119,776 was recorded in the nine months ended January 31, 2003, as compared with an income tax benefit of $15,156 during the comparable period in the prior fiscal year. The expense recorded during this period is primarily due to refund received by applying new five year carry-back procedures for use of net operating losses.

The Company recorded accrued dividends of $62,639 in the nine months ended January 31, 2003, payable to holders of the Preferred Stock. The Preferred Stock, which was issued in June 2002, pays dividends of 10% per annum in the form of additional shares of Preferred Stock or in shares of the Company's common stock if a sufficient number of shares of Preferred Stock is not available.

Issuance of the Preferred Stock resulted in a preferential conversion feature that was valued at $512,500 during the nine months ended January 31, 2003. The preference's value was determined based on: (a) the number of underlying common shares into which the Preferred Stock may be converted, and (b) the difference between the Preferred Stock conversion price per share of common stock and the prevailing market value of a share of common stock on the date the Preferred Stock was issued.

As a result of the foregoing, the Company incurred a net loss available to common shareholders of $2,059,315 for the nine months ended January 31, 2003.

Liquidity and Capital Resources:
--------------------------------
Net cash used in operating activities was $471,998 for the nine months ended January 31, 2003, compared with $127,593 in the comparable period in the prior fiscal year. The net cash used during this period was primarily due to the net loss for the period, and the costs incurred to reposition the Company, which included the addition of new management and consultants, exploration of strategic mergers/acquisitions and financing alternatives, and the evaluation and development of a new corporate strategy. No cash was used in or provided by investing activities during the nine months ended January 31, 2003, compared with $5,549 used in investing activities in the comparable period in the prior fiscal year. Net cash provided by financing activities was $415,959 for the nine months ended January 31, 2003, compared with $498,423 in the comparable period in the prior fiscal year. The net cash provided during this period was primarily derived from the June 2002 initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of the Company's Preferred Stock to accredited investors at $2.00 per share and the Convertible Note in the principal amount of $100,000.

Five hundred twelve thousand five hundred shares of Preferred Stock were issued in the June 2002 private placement, each share of which is convertible into four shares of common stock at a conversion price of $.50 per share. As of the closing, it was determined that the holders of the Preferred Stock received a common stock conversion preference based on the excess of the common stock's then current market value of $.75 per share over the Preferred Stock's $.50 per share conversion price. This preference was assigned a value of $512,500 relative to the 2,050,000 underlying shares of common stock into which the Preferred Stock may be converted. The Company received net proceeds of $865,959 from the issuance of the 512,500 shares of Preferred Stock, a portion of which was used to retire $400,000 in principal and all accrued and payable interest to date on the January 2002 bridge loan. KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 402,500 shares of common stock at $.65 per share in connection with the private placement. Warrants for 325,625 shares were issued in June 2002 and warrants for the remaining 76,875 shares were issued in September 2002. Dividends on the Preferred Stock at the rate of $.20 per share per annum are payable in kind, or in shares of the Company's common stock if a sufficient number of shares of Preferred Stock is not available. Dividends shall accrue and be payable in May of each year; as of January 31, 2003, the Company had accrued Preferred Stock dividends of $62,639. The Preferred Stock is redeemable, at the option of the Company, after the second anniversary of the closing. Consequently, the Preferred Stock has been classified as equity. Although the Company has successfully completed the initial closing of the Preferred Stock offering, the Company does not believe it will complete the second half of the offering as the market for equity financing continues to diminish.

At January 31, 2003, the Company had an accumulated deficit in stockholder's equity of $3,640,403 and incurred a net loss available to common shareholders of $2,059,315 for the nine months then ended. As a result, the recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent on the Company's ability to meet its financing requirements on an as needed basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classifications of assets and liabilities that might be necessary should the Company be unable to continue in existence.

In the past, the Company relied on shareholders loans for its capital needs, but believes it can no longer rely on shareholder loans for its capital needs going forward. In the past, the Company explored debt and equity markets in order to satisfy its current and future capital requirements. Although the Company had satisfied in part its capital needs through debt and equity markets in the past, it was unable to secure sufficient financing to implement its merger/acquisition growth strategy for its indoor air quality business in fiscal 2003. The Company will no longer pursue its merger/acquisition growth strategy for its indoor air quality business, and is not currently exploring debt and equity markets for its capital needs.

Management believes that the Company has the ability to meet its financing requirements for the next eight months. However, the Company may require additional financing during fiscal 2003, without which its ability to operate could be adversely affected. If the Company requires additional financing during fiscal 2003 and the markets for debt and equity financing continue to diminish, the Company's ability to raise additional financing may be adversely affected. There can be no assurance, however, that additional financing will be available if and when the Company needs it, which is dependent, in part, on the Company meeting its operating plan and collecting its receivables on a timely basis.

The Company's ability to finance its operating cash needs with cash generated by operations is a function of its return to profitability. The Company has taken measures to conserve cash by no longer pursing its merger/acquisition growth strategy for its indoor air quality business and cutting back on personnel and related expenses. The Company has also subleased its New York City office and relocated to less expensive offices. Salaries and related expenses have decreased as a result of the change in management in October 2002. However, if the Company's planned cash flow projections for the next eight months are not met, and the requisite level of financing is unattainable, the Company's ability to operate could be adversely affected.

National Abatement Corp. ("NAC") and/or NAC Environmental Services, Inc. ("NACE"), which are wholly-owned subsidiaries of the Company, are co-defendants in lawsuits involving property damage and/or personal injury claims arising in the ordinary course of business from job-site accidents. Plaintiffs' claims in these lawsuits exceed NAC and/or NACE's applicable insurance coverages. Claims in excess of insurance coverages totaled approximately $8,750,000 as of January 31, 2003, net of three lawsuits that settled with limits of insurance coverages. In the third quarter of fiscal 2003, NAC settled two lawsuits and recorded a settlement that occurred in fiscal 2001. NAC and/or NACE are being represented in these lawsuits by legal counsel engaged by their insurers and, in most or all cases, have filed cross-claims and third-party claims against other parties. Any judgment or settlement in excess of insurance coverages, however, will require payment by NAC and/or NACE. The Company believes, based on prior experience, that the amount of ultimate liability of NAC and/or NACE with respect to these claims will not have a material effect on the Company's financial position, results of operations and cash flows. There can be no assurance, however, that any judgment or settlement of these claims will not exceed NAC's and/or NACE's insurance coverages, which could have a material effect on the Company's financial position, results of operations and cash flows.

On January 15, 2003, the U.S. government filed an indictment in the United States District Court for the Southern District of New York alleging that NAC and one of its employees violated the Clean Air Act. The indictment, which relates to work performed in January 1998, alleges that NAC and the employee caused asbestos material to be stripped from a building without adequately wetting it, failed to lower the asbestos material to the floor without dropping or otherwise damaging it, and did not keep asbestos material that had been removed wet until it was collected and contained. In January 2003, NAC and the U.S. government entered into an agreement that tolled the limitations period, to March 21, 2003, for any charges which the U.S. government could have filed against NAC with respect to the removal and containment of asbestos to which a grand jury has not returned an indictment and the statute of limitations has not run as of the date of the agreement. In March 2003, NAC and the U.S. government entered into another agreement which tolled the limitations period once again until May 30, 2003 or the date on which a disposition is reached on the Clean Air Act indictment, whichever occurs first. NAC denies all the charges and is currently engaged in negotiations to resolve these matters. NAC would be subject to monetary penalties and other compliance requirements if found guilty of violating the Clean Air Act.

Except for the claims against NAC and/or NACE set forth above, the Company, or its subsidiaries, is not involved in any other material legal proceedings.

The following table provides a summary of our contractual obligations at January 31, 2003:

                                                          Less than        1-3        3 or More
                                           Total           1 Year         Years         Years
                                        -----------     -----------    ----------     ---------
   Notes payable, convertible note (a)  $    50,000     $    50,000    $       --     $      --
   Loans payable, shareholders (b)        1,032,501         448,365       584,136            --
   Operating leases (c)                   1,085,341         195,686       413,095       476,560
                                        -----------     -----------    ----------     ---------

        Total contractual obligations   $ 2,167,842     $   694,051    $  997,231     $ 476,560
                                        ===========     ===========    ==========     =========

              (a) Notes payable, convertible note
                  -------------------------------
                  On January 10, 2002, the Company secured bridge loan financing in the aggregate amount of $500,000 from KSH Strategic Investment Fund I, LP and Cleveland Overseas, Ltd. The bridge loan investors were issued secured promissory notes in the aggregate principal amount of $500,000 ("Bridge Notes"), which bore interest at a rate of 10% per annum. In June 2002, the Company repaid in full the Bridge Note in the principal amount of $400,000, and all accrued and payable interest on the Bridge Notes to date. On October 10, 2002, the Company issued a secured convertible promissory note in the principal amount of $100,000 ("Convertible Note") in full payment and satisfaction of the remaining Bridge Note in the principal amount of $100,000. The Convertible Note, which was secured by substantially all of the assets of the Company, bore interest at a rate of 7% per annum and was convertible into shares of the Company's common stock at a conversion price of $1.00 per share, was repaid in two equal installments of principal, and accrued interest thereon, in December 2002 and March 2003.

              (b) Loans payable, shareholders
                  ---------------------------
                  On April 1, 2002, the Company issued unsecured promissory notes ("Shareholder Loans") totaling $1,032,501, in exchange for and in full satisfaction of all outstanding balances due on the demand loans, management fees and consulting fees payable to shareholders and affiliates of the Company. The Shareholder Loans do not bear interest. Each Shareholder Loan requires repayment in twenty-one (21) equal monthly payments. Repayment on a Shareholder Loan in the principal amount of $10,263 was scheduled to begin in February 2003, however, the lender has agreed to defer the commencement date indefinitely. The lender could, however, demand that repayment begin on the $10,263 Shareholder Loan at any time. Repayment on the remaining Shareholder Loans totaling $1,022,238 is scheduled to begin in May 2003.

         (c)      Operating leases
                  ----------------
                  In the past, the Company has entered into operating leases for office and warehouse facilities which expire through September 30, 2008. During the nine months ended January 31, 2003, the Company signed a lease for approximately 8,500 square feet of warehouse space located in Rahway, New Jersey. The lease, which runs for a three-year term ending July 31, 2005, required two security deposits totaling $49,350. Rents due under the lease total $3,116.66 per month.

At January 31, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such activities.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for all fiscal years beginning after December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The transitional goodwill impairment test was conducted as of the end of the first quarter of fiscal 2003 and indicated no impairment of goodwill at that time. Ongoing, periodic testing is required under SFAS No. 142. As a result of this periodic testing, continuing losses, inability to obtain adequate financing to complete an indoor air quality merger/acquisition and sell the business (see Change in Plan of Operations on page 16), the Company recorded an impairment charge of $416,954 for goodwill in the three months ended January 31, 2003. Goodwill amortization of $8,526 and $25,578 was expensed during the three and nine months ended January 31, 2002, respectively. On a pro forma basis, if SFAS No. 142 had been adopted as of the beginning of fiscal 2002, the net income for the three and net loss for the nine months ended January 31, 2002 would have been $27,827 and $180,674, respectively, and the basic and diluted loss per share for the three and nine month periods would have been $-0- and $.03, respectively.

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

In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on its 2003 financial statements.

In December 2002, the FASB issued Statement 148, Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123, to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation.

Item 3.           Controls and Procedures
                  -----------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The principal executive officer and principal financial officer of the Company, who are the same person (the "Certifying Officer"), maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officer, with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

Changes in Internal Controls
----------------------------
The Certifying Officer has indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of its evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II: OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

In the three months ended January 31, 2003, NAC settled claims against it within limits of its insurance coverages in two lawsuit filed by plaintiff Josef Petru in the Supreme Court of New York, County of Kings, and plaintiffs Boston Properties Inc. and Boston Properties Limited Partnership filed in the Supreme Court of New York, County of New York. In the three months ended January 31, 2003, NAC recorded the fiscal 2001 settlement of claims against it within limits of its insurance coverage in a lawsuit originally filed by plaintiffs Gerald and Becky Gliber in the Supreme Court of New York, County of New York. The three lawsuits related to property damage and/or personal injury claims arising in the ordinary course of business from job-site accidents.

On January 15, 2003, the U.S. government filed an indictment in the United States District Court for the Southern District of New York alleging that NAC and one of its employees violated the Clean Air Act. The indictment, which relates to work performed in January 1998, alleges that NAC and the employee caused asbestos material to be stripped from a building without adequately wetting it, failed to lower the asbestos material to the floor without dropping or otherwise damaging it, and did not keep asbestos material that had been removed wet until it was collected and contained. In January 2003, NAC and the U.S. government entered into an agreement that tolled the limitations period, to March 21, 2003, for any charges which the U.S. government could have filed against NAC with respect to the removal and containment of asbestos to which a grand jury has not returned an indictment and the statute of limitations has not run as of the date of the agreement. In March 2003, NAC and the U.S. government entered into another agreement which tolled the limitations period once again until May 30, 2003 or the date on which a disposition is reached on the Clean Air Act indictment, whichever occurs first. NAC denies all the charges and is currently engaged in negotiations to resolve these matters. NAC would be subject to monetary penalties and other compliance requirements if found guilty of violating the Clean Air Act.

Item 2.           Changes in Securities and Use of Proceeds
                  -----------------------------------------

In December 2002, the Company issued to President Michael J. Caputo a warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $.55 per share for services rendered. The warrant vested fully upon grant and expires in December 2007. The Company relied upon Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in issuing the warrant without registration under the Act.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

Exhibits
--------

o        Exhibit 99.1:     Certification of Principal Executive and Financial
                           Officer Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002 (18 U.S.C.ss.1350)

Reports on Form 8-K
-------------------
Current Reports on Form 8-K filed during the three months ended January 31, 2003, and the subsequent interim period ended March 17, 2003, are as follows:

o Report on Form 8-K, filed with the Commission on November 6, 2002, announcing the appointment of Michael J. Caputo as acting President, principal executive officer and principal financial officer and the resignations of Jeffrey L. Powell, Paul Bailey and Joel Schoenfeld under Item 5 - Other.

o Report on Form 8-K, filed with the Commission on January 21, 2003, regarding the indictment of the Company's subsidiary under the Clean Air Act under Item 5 - Other.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                     NESCO INDUSTRIES, INC.

Dated:  March 24, 2003           By: /s/   Michael J. Caputo
                                     -------------------------------------------
                                     Michael J. Caputo,
                                     President
                                     (Principal Executive and Financial Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 24, 2003           By: /s/   Michael J. Caputo
                                     -------------------------------------------
                                     Michael J. Caputo,
                                     President
                                     (Principal Executive and Financial Officer)