Form 10KSB
period 2003-04-30
NESCO INDUSTRIES INC
filed 2003-09-03
CIK 1099609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                  1934 FOR THE FISCAL YEAR ENDED April 30, 2003

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE TRANSITION PERIOD ______________ to _______________.

                        COMMISSION FILE NUMBER: 000-28307
            --------------------------------------------------------

                             NESCO INDUSTRIES, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                       13-3709558
----------------------------------------       ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


    22-09 Queens Plaza North, Long
         Island City, New York                               11101
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip Code)


     Registrant's telephone number, including area code: (718) 752-2400
     ------------------------------------------------------------------

         Securities registered pursuant to Section 12(b) of the Act:

    (Title of each class)         (Name of each exchange on which registered)

             None                                    None
             ----                                    ----

           Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, par value $0.001
                    -----------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $4,589,693.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, at August 7, 2003, was $768,791.

At August 7, 2003, the registrant had 6,769,963 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No  [X]

Documents incorporated by reference:  None

                                TABLE OF CONTENTS
                                -----------------

                                                                                    Page
                                                                                    ----
PART I

Item 1.        Description of Business................................................ 2

Item 2.        Description of Property................................................10

Item 3.        Legal Proceedings......................................................11

Item 4.        Submission of Matters to a Vote of Security Holders....................13

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters...............14

Item 6.        Management's Discussion and Analysis or Plan of Operation..............16

Item 7.        Financial Statements (F-1 to F-25).....................................29

Item 8.        Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure....................................30

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act......................31

Item 10.       Executive Compensation.................................................33

Item 11.       Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.............................36

Item 12.       Certain Relationships and Related Transactions.........................39

Item 13.       Exhibits and Reports on Form 8-K.......................................40

Item 14.       Controls and Procedures................................................42

Signatures     .......................................................................43

Exhibit 31

Exhibit 32

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB of NESCO Industries, Inc. for the fiscal year ended April 30, 2003, contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Forward-looking statements frequently convey our current expectations regarding, among other things,

     o   success of management;
     o   transition in business focus;
     o   achievement of operational goals;
     o   current and new products and services;
     o   dependence on a small number of customers;
     o   ability to secure financing;
     o   merger and acquisition prospects;
     o   formation of strategic relationships;
     o   current and potential claims, actions and proceedings;
     o   research and development activities;
     o   regulatory submissions and approvals;
     o   financial condition, results of operations and cash flows; and

similar operating matters. Any or all of our forward-looking statements may turn out to be wrong. Many factors may cause actual results to differ from forward-looking statements, including inaccurate assumptions and a broad variety of risks and uncertainties, some of which are known and others of which are not. Known risks and uncertainties include those identified from time to time in our reports filed with the Securities and Exchange Commission ("SEC"), which should be considered together with any forward-looking statement. No forward-looking statement is a guarantee of future results or events, and one should avoid placing undue reliance on such statements. We expressly disclaims any obligation or undertaking to update or revise forward-looking statements made in this report or in our other reports filed with the SEC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

NESCO Industries, Inc. (hereinafter sometimes referred to as "we" or the "Company") is a provider of asbestos abatement and indoor air quality testing, monitoring and remediation services. In the fiscal year ended April 30, 2003, the Company consolidated the operations of its various subsidiaries, through which it provides services, into a single environmental services operating unit organized under the banner of its wholly-owned subsidiary National Abatement Corporation. Prior to consolidation, the Company provided asbestos abatement, indoor air quality and a variety of other environmental services through its wholly-owned subsidiaries, National Abatement Corporation ("NAC"), NAC/Indoor Air Professionals, Inc. ("IAP") and NAC Environmental Services, Inc. ("NACE"). In May 2003, the Company ceased business operations and became inactive.

The Company's fiscal year ends on April 30 and, therefore, references to fiscal 2002 and fiscal 2003 refer to the fiscal years ended April 30, 2002 and April 30, 2003, respectively.

         A.    History

                  1.       In General

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

NAC was incorporated in May 1988 to provide asbestos abatement services primarily in the greater metropolitan New York City area, and today is a full service asbestos and lead abatement contractor and indoor air quality service provider.

NACE was incorporated in May 1993 and, in the past, provided environmental services such as subsurface soils/groundwater remediation, Phase I and Phase II environmental site assessments, underground storage tank management and remediation.

In June 1999, the Company incorporated IAP to provide indoor air quality testing, monitoring and remediation services, primarily in New York, New Jersey and Connecticut. Prior to the organization of IAP, the Company provided limited indoor air quality services through NACE.

                  2.       Developments in Fiscal 2003

In the first part of fiscal 2003, the Company began to implement strategies for achieving its operational goals which included changes in the way the business was managed and operated. The Company consolidated the operations and activities of its various subsidiaries into a single operating unit, under the banner of NAC, to cut costs and improve efficiency. As a result, the Company believes that it now operates in one business segment.

In the first part of fiscal 2003, the Company focused on increasing revenues and margins by expanding its indoor air quality services to businesses and organizations primarily in the tri-state metropolitan New York City area through strategic mergers, acquisitions or relationships with leaders in the indoor air quality business. The Company engaged in confidential negotiations with certain merger and acquisition targets, but was unable to complete any merger or acquisition due primarily to inadequate financing. The Company also attempted to expand its indoor air quality services through promotions and marketing, but achieved limited success. The Company also phased out the business conducted by NACE in order to focus on indoor air quality services. In October 2002, the Company's then chief executive officer and then chief financial officer resigned.

Due primarily to the inability of the Company to implement its growth strategy for the indoor air quality services, the change in management in October 2002, and the trend of lower revenues and margins from the environmental services operating unit, the Company elected in the third quarter of fiscal 2003 to seek a new business focus beyond the environmental services industry. The Company began to evaluate alternative business focuses and engage in negotiations with potential buyers of the environmental services operating unit. The Company, however, was unable to find a new business focus or sell the environmental services operating unit.

In the forth quarter of fiscal 2003, the Company elected to inactivate the environmental services operating unit, and authorized NAC to cease business operations, in order to conserve financial and other resources until a new business focus was identified. The Company ceased business operations in May 2003. The Company has yet to identify a new business focus and remains inactive.

         B.       Business of the Issuer

                  1.       Principal Services and Their Markets

                           a.    Asbestos Abatement Services

The Company, through NAC, has expertise in all types of asbestos abatement, including, removal and disposal, enclosure (constructing structures around asbestos-containing area) and encapsulation (spraying asbestos-containing materials with an approved sealant). Asbestos abatement is principally performed in commercial buildings, hospitals, government and institutional buildings, universities and industrial facilities.

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

The Company provided its asbestos abatement services on a project contract basis. Individual projects were competitively bid, although many requests for bids from private owners were subject to changes in specifications, additions and other factors with the result that the final terms were negotiated. The majority of contracts undertaken were on a fixed price basis with monthly billings based upon percentage of completion or a schedule of values, less retainage. The lengths of the contracts were typically less than one year; however, larger projects may require two or three years to complete. Responsibility for each contract was assigned to a project manager who coordinated the project until its completion. The Company provided its asbestos abatement services using a qualified labor force in accordance with regulatory requirements, contract specifications and operating procedures manual, which described worker safety and protection procedures, air monitoring protocols and abatement methods.

The Company's asbestos abatement operations generally have been concentrated in the tri-state New York, New Jersey and Connecticut regions. The Company faced formidable competition in this market, and its margins have declined in recent years. The Company is licensed and/or certified in all jurisdictions where required by its current work in order to conduct its operations. In addition, certain management and staff members are licensed and/or certified by various governmental agencies as asbestos abatement supervisors and workers. Disposal of hazardous material is subcontracted to licensed haulers who transport the material to a licensed landfill or other disposal facility. A "chain of custody" for the material is set forth in a waste manifest on which each step in the disposal process is accounted for.

Since the Company is able to perform asbestos abatement work throughout the year, the business is not considered seasonal in nature. However, it is affected by the timing of large contracts.

                           b.    Indoor Air Quality Services

The Company, primarily through NAC and in the past through IAP, provides indoor air quality testing, monitoring and remediation services. Upon its organization, IAP took over the indoor air quality services segment previously conducted by NACE. In July 1999, operations were expanded by acquiring the name and certain other assets from, and hiring personnel formerly employed by, a Long Island, New York based indoor air quality contractor. The acquisition price of $637,860 was paid through the issuance of 364,963 shares of common stock valued at $500,000 and cash. The purchase price was allocated $500,000 to goodwill, $50,000 to covenants not to compete, and the balance to other assets.

On December 5, 2000, IAP acquired certain equipment and intangible assets in connection with an asset purchase agreement entered into with two individuals. The purchase price of $100,000 was paid through the issuance of 80,000 shares of common stock valued at $100,000. The purchase price was allocated $88,450 to equipment and $11,550 to intangible assets.

The Company provides an integrated approach to indoor air quality issues by offering services such as facility investigation and diagnosis, remediation and ultimately preventative monitoring/maintenance. Its services include testing, monitoring and removal of indoor air contaminants (such as mold and mildew), including sanitization of duct/HVAC systems and subsequent retrofitting and replacement of HVAC equipment and parts. Indoor air quality is an important concern in a wide variety of industries and facilities, including hospitals and other health care facilities, pharmaceutical and medical device companies, food manufacturing facilities, cruise ships, commercial and government office buildings, laboratories, universities, schools and retail outlets. This concern results from increased awareness of health, mechanical and fire hazards, related litigation exposure, and compliance with federal and state indoor air quality mandates. As a result of increased awareness of indoor air quality as a health issue, terms such as "Sick Building Syndrome" and "Building Related Illness" have come into common use.

The Company provides its indoor air quality services on a project contract basis. Individual projects are competitively bid, although many requests for bids from private owners are subject to changes in specifications, additions and other factors with the result that the final terms are negotiated. The majority of contracts undertaken are on a fixed price basis with monthly billings based upon percentage of completion or a schedule of values, less retainage. Responsibility for each contract is assigned to a project manager. The Company provides its indoor air quality services using a qualified labor force in accordance with federal and state indoor air quality mandates, contract specifications, and source removal techniques to provide a level of cleaning in compliance with the National Air Duct Cleaners Association ("NADCA") Standard 1992-01. The Company is a member of the NADCA. The Company's service area includes primarily the New York/New Jersey/Connecticut Tri-State area.

                           c.    Other Environmental Services

The Company, through NACE, has in the past provided a variety of environmental services, including, remediation, Phase I, II, and III environmental assessments, underground storage tank removals, injection well closures, soil and groundwater treatment systems, contaminated soil removal and emergency response. The Company discontinued this line of services in fiscal 2003 and reallocated resources in favor of indoor air quality services.

                           d.    Backlog

At April 30, 2003, we had no contracts representing substantial future revenues as we wound down operations, which ceased in May 2003. At April 30, 2002, we had contracts representing future revenues of approximately $2,381,070.

                  2.       Distribution Methods

We undertake work primarily pursuant to written "fixed price" contracts which are obtained through competitive bidding, or on a negotiated, non-bid basis. Work performed in excess of the original contract amount is usually done pursuant to a formal change order or purchase order. The incidence of time and material contracts, and unit price contracts are not significant.

In marketing our services, we rely principally on a Company-employed sales staff and upon the efforts of our operating and executive management team who regularly call upon existing and prospective customers. We also utilize a number of independent sales representatives. As the breadth of the services that we offer has expanded beyond asbestos abatement to include indoor air quality, we strive to derive a competitive advantage from the working relationships that we have developed over the years with industrial, commercial, engineering and other professional concerns in our service area.

We supplement our direct sales effort through regular advertising in trade publications, direct mailings to selected industrial and engineering firms (e.g., in the indoor air quality area, to industries that are most affected by indoor air quality issues), strategic telemarketing and regular participation in industry conferences and trade shows.

                  3.       New Products or Services

In fiscal 2003, we sought to expand our indoor air quality business in light of the increased public awareness of the series health and other risks related to poor indoor air quality. In the first part of fiscal 2003, we focused on expanding our indoor air quality services to businesses and organizations primarily in the tri-state metropolitan New York City area through strategic mergers and acquisitions and relationships with leaders in the indoor air quality business. We engaged in confidential negotiations with certain merger or acquisition targets, but were unable to complete any merger or acquisition due primarily to a lack of adequate financing. We also attempted to expand our indoor air quality business through promotions and marketing, but achieved limited success. Due to our inability to expand our indoor air quality business, we elected to cease operations and conserve resources while we seek a more lucrative business focus.

                  4.       Competition

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

                  5.       Sources of Supply

We purchase job related materials and equipment from several vendors. We are not dependent on purchasing from any one vendor, as there are a number of sources of supply.

                  6.       Major Customers

Our customers include owners of commercial real estate, managing agents and general contractors, industrial facilities and hospitals and educational institutions. In fiscal 2003 and 2002, approximately 94% of our operating revenues were derived from commercial and industrial clients, and approximately 6% was derived from institutional customers such as educational institutions and hospitals.

In fiscal 2003, two customers accounted for 57% of our revenues. PPC Construction LLC, a commercial and residential property holder, accounted for 50% and Structure Tone, Inc., a large general contractor, accounted for 7%. In the prior fiscal year, the same two customers accounted for approximately 41% of our revenues. PPC Construction LLC accounted for 28% and Structure Tone, Inc. accounted for 13%.

                  7.       Patents, Trademarks, Licenses, etc.

We do not consider intellectual property (apart from trade secrets concerning customer and bidding information) to be significant to our operations.

                  8-9.     Governmental Approvals and Regulations

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

The health and safety of personnel involved in the removal of asbestos is protected by OSHA regulations. These regulations provide worker protection measures and standards for asbestos exposure in all work and include specifications on:

     o   worker training;
     o   engineering controls;
     o   labeling respiratory protection;
     o   bagging of waste;
     o   permissible exposure limits;
     o   exposure assessment and monitoring;
     o   methods of compliance;
     o   hygiene facilities and practices;
     o   communication of hazards;
     o   record maintenance; and
     o designation, duties and training of a "competent person" to ensure worker safety.

Many state authorities and local jurisdictions have implemented similar programs governing removal, handling and disposal of asbestos.

While there are indoor air quality mandates at the state and federal levels, our indoor air quality business is not subject to or dependent upon material governmental regulation at the state or federal levels.

Certain services offered by us are required to be performed by licensed individuals. As indicated above, we frequently subcontract with third parties for services which require licensing or permits (e.g., transportation of hazardous waste).

                  10.      Research and Development

We continuously pursue innovative and creative approaches and methods for providing services to our customers. We do not, however, engage in any significant research and development activities.

                  11.      Environmental Compliance

We routinely handle waste materials in the ordinary course of our business, some of which may be considered to be hazardous wastes. We are subject to numerous local, state and federal laws and regulations concerning the containment and disposal of asbestos, pursuant to which we have been required to incur compliance and clean-up costs. Compliance with environmental laws and regulations due to currently unknown circumstances or developments could result in substantial costs and have a material adverse effect on our results of operations and financial condition. For a discussion of the Clean Air Act proceeding commenced against us in January 2003, see Item 3-Legal Proceedings below.

                  12.      Employees

As of August 7, 2003, we had one full-time administrative employee and one part-time executive employee. Because we ceased business operations in May 2003, we do not currently employ any sales, marketing, technical, production or other administrative personnel, although we had in the past.

In the past, in addition to our "permanent" work force, we typically hired temporary laborers to staff asbestos abatement and indoor air quality projects. Laborers on indoor air quality projects were not represented by labor unions and were not covered by a collective bargaining agreement. Temporary laborers on our asbestos abatement projects were generally represented by a labor union and, in New York and New Jersey, were covered by a collective bargaining agreement between the Company and the Mason Tenders Union. NAC also employed union laborers with other affiliations depending on project jurisdiction, on a project-by-project basis. Our permanent work force is not unionized.

We believe we have good relations with our employees, and have never incurred a significant work stoppage due to any strike or protest by our employees.

ITEM 2.  DESCRIPTION OF PROPERTY

We sublease our executive and administrative offices and warehouse space from PEC Realty Corp. PEC Realty Corp. is owned and controlled by Santo Petrocelli, Sr., our Chairman, and members of Mr. Petrocelli's family, including his son, Santo Petrocelli, Jr., who is a director of the Company. In the past, there was no written sublease or term specified for this sublease. In fiscal 2003 and prior to our decision to cease business operations, we occupied space of approximately 5,850 square feet and paid a gross rent (i.e., our rental includes utilities, taxes, common area maintenance and other typical tenant charges) of $14.00 per square foot ($79,729 per year in fiscal 2003) which approximates PEC Realty Corp.'s prime tenancy costs. In connection with the cessation of business operations, we renegotiated the terms of this sublease to a month-to-month term and substantially reduced our executive and administrative offices and eliminated our warehouse space at no charge. Rents due under this new sublease total approximately $1,000 per month. We believe that our occupancy costs under this sublease arrangement are no higher than market, and that the terms are no less favorable to us than we could have obtained through arms-length negotiation with non-affiliated parties.

We lease approximately 8,500 square feet of warehouse space located in Rahway, New Jersey. The lease, which runs for a three-year term ending July 31, 2005, required two security deposits totaling $49,350. Rents due under the lease total $3,116.66 per month. We are in the process of negotiating a release from this lease, which, if successful, may result in termination charges not known at this time.

We also lease a small amount of storage area in midtown Manhattan (approximately 170 square feet) at an annual rent of approximately $5,800. We expect to terminate this lease, effective September 2003, at no or minimal charge.

We believe our offices and other facilities are adequate for our present needs.

ITEM 3.           LEGAL PROCEEDINGS

Except with respect to the actions set forth below, we are not involved in any material legal proceedings.

         A.       Property Damage/Personal Claims

National Abatement Corporation ("NAC") and/or NAC Environmental Services, Inc. ("NACE"), our wholly-owned subsidiaries, are co-defendants with one or more defendants in the following civil actions, all of which are pending in the Supreme Court of the State of New York, Counties of New York, Kings and Queens, and relate to property damage and/or personal injury claims which arose in the ordinary course of NAC's and/or NACE's business operations:

----------------------------------------------------------------------------------------

                                                   Claimants            Amount Of Claim
Date Proceeding                                   Against NAC             Against NAC
   Began                Plaintiff                 and/or NACE            and/or NACE($)
----------------------------------------------------------------------------------------

12/12/95          Ralph LoRusso and Phillis   Ralph LoRusso and              4,250,000
                  LoRusso                     Phillis LoRusso
----------------------------------------------------------------------------------------
4/18/97           Manuel Zumba                Manuel Zumba                  10,000,000
----------------------------------------------------------------------------------------
1/18/01           20 Place Associates         20 Place Associates            2,000,000
----------------------------------------------------------------------------------------
11/20/01          Marcin Majewski             Marcin Majewski               20,000,000
----------------------------------------------------------------------------------------
11/29/01          Efraim Alfonesca            Efraim Alfonesca                 750,000
----------------------------------------------------------------------------------------
4/1/02            Charles Watson              Charles Watson                20,000,000
----------------------------------------------------------------------------------------
3/17/03           Boston Properties, Inc.     Boston Properties,             3,042,194
                  and Boston Properties       Inc. and Boston
                  Limited Partnership         Properties Limited
                                              Partnership
----------------------------------------------------------------------------------------

At April 30, 2003, claims in excess of NAC's and/or NACE's insurance coverages totaled approximately $11,800,000. Two cases totaling $6,900,000 in claims were dismissed or settled within limits of coverage during fiscal 2003. One case totaling $4,000,000 in claims settled within limits of coverage in fiscal 2001 but was reported in fiscal 2003. One case totaling $3,000,000 in claims was commenced against NAC in fiscal 2003. NAC and/or NACE are being represented by counsel engaged by their insurers and, in most or all cases, have filed cross-claims and third party claims against other parties. However, any judgment or settlement in excess of insurance coverages will require payment by NAC and/or NACE. Based on prior experience, we believe that the amount of ultimate liability of NAC and/or NACE with respect to these claims will not materially effect the financial position, results of operations and cash flows of the Company. However, there can be no assurance that any judgment or settlement of these claims will not exceed NAC's and/or NACE's insurance coverages, which could have a material impact on the financial position, results of operations and cash flows of the Company.

NAC maintains commercial general liability insurance for claims arising from its business operations with coverage limits of $5 million per claim and in the aggregate against loss arising from property damage and personal injury. The policy is written on an "occurrence" basis which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. Higher policy limits are available for individual projects. NAC also carries pollution errors and omissions liability insurance ($1 million limit per claim and in the aggregate), a $5 million commercial umbrella policy, and worker's compensation insurance within statutory coverage limits. In addition, a substantial number of NAC's customers require performance and payment bonds and it maintains a bonding program to satisfy these requirements.

         B.       Clean Air Act Claims

On January 15, 2003, NAC and its employee were charged with violation of the Clean Air Act in a one-count federal indictment filed in the United States District Court for the Southern District of New York. The indictment, which relates to work performed in January 1998, alleges that NAC and the employee caused asbestos material to be stripped from a building without adequately wetting it, failed to lower the asbestos material to the floor without dropping or otherwise damaging it, and did not keep asbestos material that had been removed wet until it was collected and contained. The prosecutor subsequently filed a three-count prosecutor's information that superceded the indictment and charged NAC with two additional violations of the Clean Air Act.

On July 1, 2003, NAC pled guilty to the three-count prosecutor's information in accordance with the terms of a negotiated plea agreement. The plea agreement and plea were intended to conclude the proceedings commenced against NAC by the filing of the federal indictment in January 2003. In connection with the plea, NAC received a fine totaling $76,200, which is payable on or before January 2, 2004. A five year probationary period was also imposed on NAC, and in addition, NAC agreed, as a condition of probation, to not engage in any activity relating to (i) inspection, sampling or analysis for the presence of asbestos, (ii) removal, transportation or disposal of asbestos, or (iii) demolition or renovation of buildings. This prohibition does not extend to any construction work limited exclusively to the installation or addition of building components to a structure, not involving the removal of any building components or construction debris.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our securities holders during the fourth quarter of our fiscal year ended April 30, 2003.

                                     PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A.       Market Information

Since April 1998, our common stock, par value $0.001 ("Common Stock"), has been quoted on the Electronic Bulletin Board operated by the National Association of Securities Dealers (OTCBB: NESK). For the period between January 2000 and March 2002, our Common Stock was quoted on an inter-dealer quotation system published by the Pink Sheets LLC.

The following table sets forth the high and low closing bid prices per fiscal quarter quoted for our Common Stock in the last two fiscal years (Pink Sheets through 3/26/02; OTCBB from 3/27/02 to Present):

                                                         Closing Bid
         Year ended 4/30/2003                        High            Low
         --------------------                        ----            ----

         First Quarter (ended 7/31/02)               $0.75           $0.30
         Second Quarter (ended 10/31/02)             $0.25           $0.10
         Third Quarter (ended 1/31/03)               $0.12           $0.10
         Fourth Quarter (ended 4/30/03)              $0.12           $0.10


         Year ended 4/30/2002                        High            Low
         --------------------                        ----            ----

         First Quarter (ended 7/31/01)               $0.25           $0.11
         Second Quarter (ended 10/31/01)             $0.12           $0.10
         Third Quarter (ended 1/31/02)               $0.82           $0.10
         Fourth Quarter (ended 4/30/02)              $0.75           $0.55

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Actual trading in our shares has been very sporadic.

         B.       Holders

As of August 7, 2003, there were 34 record holders of our Common Stock.

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

         D.       Recent Sales of Unregistered Securities

In the past three fiscal years, we have issued the following securities in transactions not registered under the Securities Act of 1933:

         o In December 2000, we issued 80,000 shares of Common Stock as payment for equipment and intangible assets. The transaction was a negotiated asset purchase in which both the buyer and seller were represented by counsel. We relied on Section 4(2) of the Securities Act in issuing the shares without registration under the Act.

         o In January 2002, we issued five-year warrants to purchase a total of 200,000 shares of Common Stock at an exercise price of $0.50 per share to KSH Strategic Investment Fund I, LP and Cleveland Overseas, Ltd. in connection with a January 2002 bridge loan financing of $500,000. These investors also received secured promissory notes in the aggregate principal amount of $500,000 which bore interest at 10% per annum. KSH Investment Group, Inc., a registered broker-dealer and an affiliate of KSH Strategic Investment Fund I, LP, received $25,000 and was granted 75,000 shares of Common Stock (which were issued in June 2002) as a fee for arranging the bridge loan financing. We relied on Section 4(2) of the Securities Act in issuing the warrants and shares of Common Stock without registration under the Act. Under the terms of the bridge loan financing, we have agreed to undertake to register the shares of Common Stock issuable upon the exercise of the warrants issued to the bridge investors and the shares of Common Stock issued to KSH Investment Group, Inc.

         o In June 2002, we issued 512,500 shares of our 10% Series A Convertible Preferred Stock ("Preferred Stock") in connection with the initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of our Preferred Stock to accredited investors at $2.00 per share. Each share of Preferred Stock is convertible into four shares of Common Stock at a conversion price of $0.50 per share. KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 402,500 shares of Common Stock as commissions in connection with the June 2002 private placement. We relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in issuing the shares of Preferred Stock and warrants without registration under the Act. Under the terms of the private placement, we have agreed to undertake to register the Common Stock issuable upon the conversion of the Preferred Stock sold and the Common Stock issuable upon the exercise of warrants issued to the placement agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NESCO Industries, Inc. (hereinafter sometimes referred to as "we" or the "Company") is a provider of asbestos abatement and indoor air quality testing, monitoring and remediation services. In the fiscal year ended April 30, 2003, the Company consolidated the operations of its various subsidiaries, through which it provides services, into a single environmental services operating unit organized under the banner of its wholly-owned subsidiary National Abatement Corporation. Prior to consolidation, the Company provided asbestos abatement, indoor air quality and a variety of other environmental services through its wholly-owned subsidiaries, National Abatement Corporation ("NAC"), NAC/Indoor Air Professionals, Inc. ("IAP") and NAC Environmental Services, Inc. ("NACE"). In May 2003, the Company ceased business operations and became inactive.

The Company's fiscal year ends on April 30 and, therefore, references to fiscal 2002 and fiscal 2003 refer to the fiscal years ended April 30, 2002 and April 30, 2003, respectively.

         A.       History

                  1.       In General

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

NAC was incorporated in May 1988 to provide asbestos abatement services primarily in the greater metropolitan New York City area, and today is a full service asbestos and lead abatement contractor and indoor air quality service provider.

NACE was incorporated in May 1993 and, in the past, provided environmental services such as subsurface soils/groundwater remediation, Phase I and Phase II environmental site assessments, underground storage tank management and remediation.

In June 1999, the Company incorporated IAP to provide indoor air quality testing, monitoring and remediation services, primarily in New York, New Jersey and Connecticut. Prior to the organization of IAP, the Company provided limited indoor air quality services through NACE.

                  2.       Developments in Fiscal 2003

In the first part of fiscal 2003, the Company began to implement strategies for achieving its operational goals which included changes in the way the business was managed and operated. The Company consolidated the operations and activities of its various subsidiaries into a single operating unit, under the banner of NAC, to cut costs and improve efficiency. As a result, the Company believes that it now operates in one business segment.

In the first part of fiscal 2003, the Company focused on increasing revenues and margins by expanding its indoor air quality services to businesses and organizations primarily in the tri-state metropolitan New York City area through strategic mergers, acquisitions or relationships with leaders in the indoor air quality business. The Company engaged in confidential negotiations with certain merger and acquisition targets, but was unable to complete any merger or acquisition due primarily to inadequate financing. The Company also attempted to expand its indoor air quality services through promotions and marketing, but achieved limited success. The Company also phased out the business conducted by NACE in order to focus on indoor air quality services. In October 2002, the Company's then chief executive officer and then chief financial officer resigned.

Due primarily to the inability of the Company to implement its growth strategy for the indoor air quality services, the change in management in October 2002, and the trend of lower revenues and margins from the environmental services operating unit, the Company elected in the third quarter of fiscal 2003 to seek a new business focus beyond the environmental services industry. The Company began to evaluate alternative business focuses and engage in negotiations with potential buyers of the environmental services operating unit. The Company, however, was unable to find a new business focus or sell the environmental services operating unit.

In the forth quarter of fiscal 2003, the Company elected to inactivate the environmental services operating unit, and authorized NAC to cease business operations, in order to conserve financial and other resources until a new business focus was identified. The Company ceased business operations in May 2003. The Company has yet to identify a new business focus and remains inactive.

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

                  2.       Allowance for Doubtful Accounts

The Company records an allowance for uncollectible amounts based on a review of the collectibility of its accounts receivable. Management determines the adequacy of this allowance by analyzing historical bad debts, continually evaluating individual customer receivables and considering the customer's financial condition and current economic conditions. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The Company's accounts receivable balance as of April 30, 2003 was $990,901, net of an allowance for doubtful accounts of $234,722.

                  3.       Impairment of Long-Lived Assets

The Company's long-lived assets included goodwill with a carrying value of $416,954 as of October 31, 2002. In assessing the recoverability of the Company's goodwill, the Company made assumptions regarding estimated future operating results, cash flows and other factors to determine the fair value of this asset. As a result of this evaluation, the Company recorded an impairment of $416,954 for goodwill in the third quarter of fiscal 2003.

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

                  1.       Fiscal years ended April 30, 2003 and 2002

The Company's revenues for the year ended April 30, 2003 declined by $4,239,728 to $4,589,693, or 48%, as compared with revenues of $8,829,421 in the prior fiscal year. The significant decline was primarily due to the completion of certain long-term projects in the third quarter of fiscal 2003 and a steady decline in demand for the Company's environmental services due to the overall slowdown in the economy and strong competition in the market. The decline in demand for the Company's asbestos abatement services, however, was significantly less than the decline in demand for its other services. As a result, revenues from asbestos abatement comprised substantially all of the revenues generated by the Company in fiscal 2003. The decline was also due in part to the restructuring of the Company's sales force in the first part of fiscal 2003 in an effort to expand the Company's customer base and offer a broader array of services focusing on indoor air quality. The Company, however, was ultimately unable to expand its indoor air quality business or establish a successful sales force.

The Company's cost of earned revenues for the fiscal year ended April 30, 2003 declined by $2,783,729 to $4,389,116, or 39% as compared to $7,172,845 in the prior fiscal year. The significant decline in cost of earned revenues is attributable primarily to lower amounts of services provided by our environmental services operating unit.

The Company's gross margin for the fiscal year ended April 30, 2003 was 4.4% of revenues, as compared with 18.8% in the prior fiscal year. The significant decline in the gross margin in fiscal 2003 is primarily due to asbestos abatement services comprising a larger portion of total revenues and a lack of revenues from indoor air quality services. Historically, indoor air quality services have yielded higher gross margins that asbestos abatement services, primarily due to the fact that the asbestos abatement market is finite and lacks a recurring services component. Moreover, the indoor air quality gross margin in fiscal 2003 was lower than the historical norm because in the second quarter of fiscal 2003 the Company expensed certain unrecoverable costs for jobs that did not take place. The decline in gross margin in fiscal 2003 is also attributable in part to a historically low gross margin from asbestos abatement services. The gross margin for asbestos abatement in fiscal 2003 was lower than the historical average gross margin for asbestos abatement because certain indirect expenses did not decrease in proportion with the decrease in total revenues from asbestos abatement. The Company did not experience any significant losses on jobs in fiscal 2003.

The Company's general and administrative expenses for the fiscal year ended April 30, 2003 increased to $2,279,603, from $2,000,747 in the prior fiscal year. The increase was primarily due to write-offs of goodwill and fixed assets and the reserve against loan advances totaling $510,799, despite the decreases from lower salaries, consulting fees and related employee expenses as a result of the change in management in October 2002 and the consolidation of the Company's various operating subsidiaries into a single operating unit, which in turn employed fewer personnel.

Interest expense declined to $102,889 in fiscal 2003, as compared with $107,213 in the prior fiscal year. The decline was primarily due to full repayment of interest-bearing debt during the second and third quarters of fiscal 2003.

An income tax benefit of $121,968 was recorded for the fiscal year ended April 30, 2003, as compared with $31,977 in the prior fiscal year. The benefit in fiscal 2003 was primarily due to a refund received by applying new five year carry back procedures for use of net operating losses.

The Company recorded accrued dividends of $88,264 in the fiscal year ended April 30, 2003 payable to holders of the Preferred Stock. The Preferred Stock, which was issued in June 2002, pays annual dividends of $0.20 per share in the form of additional shares of Preferred Stock or in shares of Common Stock if a sufficient number of shares of Preferred Stock is not available. In connection with the Preferred Stock, a beneficial conversion preference of $512,500 was recorded.

As a result of the foregoing, the Company incurred a net loss available to common shareholders of $2,612,111, as compared with $352,838 in the prior fiscal year.

In May 2003, the Company became inactive in order to conserve financial and other resources until a new and more profitable business focus was identified. The is no assurance that the Company will identify a new and more profitable business focus, or that it will be able to successfully take advantage of one that may present itself.

         D.       Liquidity and Capital Resources

The following table sets forth our working capital (deficiency) position at the end of the fiscal years indicated:

                                                Year ended April 30,
                                             2003                 2002
                                             ----                 ----

        Current assets                   $  1,202,270         $  3,021,496
        Current liabilities                 2,604,356            2,796,708
                                           ----------           ----------

        Working capital (deficiency)     $ (1,402,086)        $    224,788

The Company's cash and cash equivalents at April 30, 2003 declined to $78,695, or by 29%, as compared to $111,260 in the prior fiscal year. The decline is primarily due to the payment of expenses while the Company wound down its business operations.

Net cash used in operating activities in fiscal 2003 was $398,524, as compared with $596,504 in the prior fiscal year. The net cash used during fiscal 2003 was primarily due to the net loss for the period, and the costs incurred to reposition the Company, which included the addition of new management and consultants, exploration of strategic mergers/acquisitions and financing alternatives, and the evaluation and development of a new corporate strategy. No cash was used in or provided by investing activities during fiscal 2003, as compared with $5,548 used in investing activities in the prior fiscal year. Net cash provided by financing activities was $365,959 in fiscal 2003, as compared with $645,143 in the prior fiscal year. The net cash provided in fiscal 2003 was primarily derived from the June 2002 private placement of 512,500 shares of the Company's Preferred Stock to accredited investors at $2.00 per share, and in fiscal 2002 primarily from the bridge loan financing in the amount of $500,000.

On January 10, 2002, the Company secured bridge loan financing in the aggregate sum of $500,000 from KSH Strategic Investment Fund I, LP and Cleveland Overseas, Ltd. The Company received net proceeds of $475,000 from the bridge loan financing. The bridge loan investors were issued secured promissory notes in the aggregate principal amount of $500,000, which bore interest at a rate of 10% per annum ("Bridge Notes"). These investors were also granted warrants to purchase a total of 200,000 shares of Common Stock at an exercise price of $0.50 per share.

KSH Investment Group, Inc., a registered broker-dealer and an affiliate of KSH Strategic Investment Fund I, LP, received $25,000 and was issued 75,000 shares of Common Stock as a fee for arranging the financing. In June 2002, the Company used a portion of the proceeds derived from the private placement of 512,500 shares of its Preferred Stock to repay the Bridge Note in the principal amount of $400,000, and all accrued and payable interest on the Bridge Notes to date. On October 10, 2002, the Company issued a secured convertible promissory note in the principal amount of $100,000 ("Convertible Note") in full payment and satisfaction of the remaining Bridge Note in the principal amount of $100,000. The Convertible Note was secured by substantially all of the assets of the Company, bore interest at a rate of 7% per annum and was convertible into shares of Common Stock at a conversion price of $1.00 per share. The Company repaid the Convertible Note in two installments of principal in the amount of $50,000, and the accrued interest thereon, in December 2002 and March 2003.

In June 2002, the Company completed the initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of its 10% Series A Convertible Preferred Stock ("Preferred Stock") to accredited investors at $2.00 per share. Five hundred twelve thousand five hundred shares of Preferred Stock were issued, each of which is convertible into four shares of Common Stock at a conversion price of $0.50 per share. As of the closing, it was determined that the holders of the Preferred Stock received a common stock conversion preference based on the excess of the Common Stock's then current market value of $0.75 per share over the Preferred Stock's $0.50 per share conversion price. This preference was assigned a value of $512,500 relative to the 2,050,000 underlying shares of Common Stock into which the issued Preferred Stock may be converted. The Company received net proceeds of $865,959 from the issuance of the 512,500 shares of Preferred Stock, a portion of which was used to retire $400,000 in principal, and all accrued and payable interest to date, on the Bridge Notes. KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 402,500 shares of Common Stock at an exercise price of $0.65 per share in connection with the private placement. Warrants for 325,625 shares were issued in June 2002 and warrants for the remaining 76,875 shares were issued in September 2002. Dividends on the Preferred Stock at the rate of $0.20 per share per annum are payable in kind, or in shares of Common Stock if a sufficient number of shares of Preferred Stock is not available. Dividends shall accrue and be payable in May of each year. As of April 30, 2003, the Company had accrued Preferred Stock dividends of $88,264. The Preferred Stock is redeemable, at the option of the Company, after the second anniversary of the closing. Consequently, the Preferred Stock has been classified as equity.

Although the Company has successfully completed the initial closing of the Preferred Stock offering, the Company believes it will not complete the second half of the offering as the market for equity financing continues to diminish. The Company has ceased efforts to complete the second half of the Preferred Stock offering or obtain any other financing. As a result, the Company will likely be required to issue to holders of the Preferred Stock, on a pro-rata basis, shares of Preferred Stock in the aggregate amount of 5% of the total amount sold, or 25,625 shares, because it did not file with the SEC a registration statement within 60 days of the final closing of the Preferred Stock offering as required under the registration rights agreements with Preferred Stock holders as the initial closing will likely be deemed the final closing.

At April 30, 2003, the Company had an accumulated deficit in stockholder's equity of $4,193,199, negative working capital of $1,402,086 and incurred a net loss available to common shareholders of $2,612,111 for the fiscal year then ended. As a result of it becoming inactive, the Company recorded write-offs of goodwill, inventory and fixed assets totaling $597,737. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent on the Company's ability to meet its financing requirements on an as needed basis and identify and succeed in future operations. The Company has not identified any new business focus, and if a new business focus were identified, there is no assurance that the Company will be able to succeed in such business.

In the past, the Company relied on shareholders loans for its capital needs, but believes it can no longer rely on shareholder loans for its capital needs going forward. In the past, the Company explored debt and equity markets in order to satisfy its current and future capital requirements. Although the Company had satisfied in part its capital needs through debt and equity markets in the past, it was unable to secure sufficient financing to implement its merger/acquisition growth strategy for its indoor air quality business in fiscal 2003. The Company will no longer pursue its merger/acquisition growth strategy for its indoor air quality business and is not currently exploring debt and equity markets for its capital needs.

On April 1, 2002, the Company issued unsecured promissory notes ("Shareholder Loans") totaling $1,032,501, in exchange for and in full satisfaction of all outstanding balances due on the demand loans, management fees and consulting fees payable to shareholders and affiliates of the Company. The Shareholder Loans do not bear interest. Each Shareholder Loan requires repayment in twenty-one (21) equal monthly payments. Repayment on a Shareholder Loan in the principal amount of $10,263 was scheduled to begin in February 2003, however, the lender agreed to defer the commencement date indefinitely. Repayment on the Shareholder Loans in the aggregate principal amount of $1,022,238 was scheduled to begin in May 2003. In May 2003, the Company made a $25,000 payment on account of the $1,022,238 Shareholder Loans and the lenders agreed to defer the commencement dates indefinitely. The lenders could, however, demand that repayment begin on the Shareholder Loans at any time. Due to the repayment demand option, the Shareholder Loans were reclassified to current.

NAC and/or NACE are co-defendants in lawsuits involving property damage and/or personal injury claims arising in the ordinary course of business from job-site accidents. Plaintiffs' claims in these lawsuits exceed NAC's and/or NACE's applicable insurance coverages. At April 30, 2003, claims in excess of NAC's and/or NACE's insurance coverages totaled approximately $11,800,000. Two cases totaling $6,900,000 in claims were dismissed or settled within limits of coverage during fiscal 2003. One case totaling $4,000,000 in claims settled within limits of coverage in fiscal 2001 but was reported in fiscal 2003. One case totaling $3,000,000 in claims was commenced against NAC in fiscal 2003. NAC and/or NACE are being represented in these lawsuits by legal counsel engaged by their insurers and, in most or all cases, have filed cross-claims and third-party claims against other parties. Any judgment or settlement in excess of insurance coverages, however, will require payment by NAC and/or NACE. The Company believes, based on prior experience, that the amount of ultimate liability of NAC and/or NACE with respect to these claims will not have a material impact on the financial position, results of operations and cash flows of the Company. There can be no assurance, however, that any judgment or settlement of these claims will not exceed NAC's and/or NACE's insurance coverages, which could have a material impact on the financial position, results of operations and cash flows of the Company.

On January 15, 2003, NAC and its employee were charged with violation of the Clean Air Act in a one-count federal indictment filed in the United States District Court for the Southern District of New York. The indictment, which relates to work performed in January 1998, alleges that NAC and the employee caused asbestos material to be stripped from a building without adequately wetting it, failed to lower the asbestos material to the floor without dropping or otherwise damaging it, and did not keep asbestos material that had been removed wet until it was collected and contained. The prosecutor subsequently filed a three-count prosecutor's information that superceded the indictment and charged NAC with two additional violations of the Clean Air Act.

On July 1, 2003, NAC pled guilty to the three-count prosecutor's information in accordance with the terms of a negotiated plea agreement. The plea agreement and plea were intended to conclude the proceedings commenced against NAC by the filing of the federal indictment in January 2003. In connection with the plea, NAC received a fine totaling $76,200, which is payable on or before January 2, 2004. A five year probationary period was also imposed on NAC, and in addition, NAC agreed, as a condition of probation, to not engage in any activity relating to (i) inspection, sampling or analysis for the presence of asbestos, (ii) removal, transportation or disposal of asbestos, or (iii) demolition or renovation of buildings. This prohibition does not extend to any construction work limited exclusively to the installation or addition of building components to a structure, not involving the removal of any building components or construction debris. The fine imposed upon NAC has been accrued in the financial statements as of April 30, 2003.

Except for the claims against NAC and/or NACE set forth above, the Company, or its subsidiaries, was not involved in any other material legal proceedings in fiscal 2003.

The following table provides a summary of the Company's loans payable and commitments for operating leases at April 30, 2003:

                                                                 Less than                           3 or More
                                              Total ($)          1 Year ($)         1-3 Years ($)    Years ($)
                                              ---------          ----------         -------------    ---------

Notes Payable, Shareholders and
Affiliates (1)                                1,032,501           1,032,501                  --             --
Operating leases (2)                            888,345             216,110             404,170       $268,065
                                             ----------          ----------             -------        -------

         Total Contractual Obligations       $1,920,846          $1,248,611            $404,170       $268,065
                                             ==========          ==========            ========       ========

-----------------------------------

     1.  Notes Payable, Shareholders and Affiliates:
         On April 1, 2002, the Company issued unsecured promissory notes ("Shareholder Loans") totaling $1,032,501, in exchange for and in full satisfaction of all outstanding balances due on the demand loans, management fees and consulting fees payable to shareholders and affiliates of the Company. The Shareholder Loans do not bear interest. Each Shareholder Loan requires repayment in twenty-one (21) equal monthly payments. Repayment on a Shareholder Loan in the principal amount of $10,263 was scheduled to begin in February 2003, however, the lender agreed to defer the commencement date indefinitely. Repayment on the Shareholder Loans in the aggregate principal amount of $1,022,238 was scheduled to begin in May 2003. In May 2003, the Company made a $25,000 payment on account of the $1,022,238 Shareholder Loans and the lenders agreed to defer the commencement dates indefinitely. The lenders could, however, demand that repayment begin on the Shareholder Loans at any time. Due to the repayment demand option, the Shareholder Loans were reclassified to current.

     2.  Operating leases:
         In the past, the Company entered into operating leases for office space which expire through September 30, 2008.

         In fiscal 2003, the Company signed a lease for approximately 8,500 square feet of warehouse space located in Rahway, New Jersey. The lease, which runs for a three-year term ending July 31, 2005, required two security deposits totaling $49,350. Rents due under the lease total $3,116.66 per month.

         In fiscal 2003, and in connection with the cessation of business operations, the Company renegotiated the terms of its sublease with PEC Realty Corp. to a month-to-month term and substantially reduced its executive and administrative offices and eliminated its warehouse space at no charge. Rents due under this new sublease arrangement total approximately $1,000 per month.

         E.       Off-Balance Sheet Arrangements

At April 30, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such activities.

         F.       Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as of April 30, 2003, the Company has an accumulated deficit in stockholders' equity of $4,193,199 and has incurred a net loss available to common shareholders of $2,612,111, as compared to an accumulated deficit in shareholders' equity of $455,288 and a net loss available to common shareholders of $352,838 in the prior fiscal year. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be able to continue in existence.

In May 2003, the Company ceased business operations and remains inactive while it seeks a more profitable business focus.

Management believes that the Company has the ability to meet its financing requirements for the next twelve months. However, the Company may require additional financing during fiscal 2004, without which its ability to continue as a going concern could be adversely affected. The Company is not currently seeking any additional financing. However, if the Company requires additional financing during fiscal 2004 and the markets for debt and equity financing continue to diminish, the Company's ability to raise additional financing may be adversely affected. There can be no assurance, however, that additional financing will be available if and when the Company needs it, which is dependent, in part, on the Company's ability to identify a new business focus and develop and implement a plan to achieve the transition.

In order to provide additional time within which to identify a new business focus, the Company ceased business operations in May 2003. As a result, the Company has taken measures to conserve financial and other resources and has scaled back substantially in personnel and related expenses, subleased its New York City office and reduced its executive and administrative offices and warehouse space. However, if the Company's planned cash flow projections for the next twelve months are not met, the requisite level of financing is unattainable, and the Company has not transitioned into a promising business focus, the Company may not be able to continue as a going concern.

         G.       New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Adoption of SFAS No. 141 did not have a material impact on the Company's financial position, results of operations and cash flows.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for all fiscal years beginning after December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The transitional goodwill impairment test was conducted as of the end of the first quarter of fiscal 2003 and indicated no impairment of goodwill at that time. Ongoing, periodic testing is required under SFAS No. 142. As a result of this periodic testing, continuing losses, inability to obtain adequate financing to complete an indoor air quality merger/acquisition and sell the business, the Company recorded an impairment charge of $416,594 for goodwill in fiscal 2003. Goodwill amortization of $38,270 was expensed in fiscal 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and assets to be disposed of. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"; however, it retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for the Company's first quarter of the year ending April 30, 2003. As a result of the cease of business operations, the Company recorded a write-off to their fixed assets of $45,875 during the fourth quarter of fiscal 2003.

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies are required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of adopting this pronouncement on its financial position, results of operations and cash flows.

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this requirement did not have a material impact on the Company's financial position, results of operations and cash flows.

In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company does not anticipate that FIN 45 will have a material impact on its financial position, results of operations and cash flows.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123," to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method. However, the Company has adopted the new disclosure requirements specified under SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact, if any, of FIN 46 on its financial position, results of operations and cash flows.

         H. Quantitative and Qualitative Disclosures About Financial Derivative and Other Market Risks

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

      Notes to Consolidated Financial Statements                    F-7 to F-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
    NESCO Industries, Inc.


We have audited the accompanying consolidated balance sheet of NESCO Industries, Inc. as of April 30, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NESCO Industries, Inc. as of April 30, 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, as of April 30, 2003, the Company has an accumulated deficit in stockholders' of $4,193,199, negative working capital of $1,402,086, and has incurred net losses available to common shareholders of $2,612,111 and $352,838 for the years ended April 30, 2003 and 2002, respectively. These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in Note F, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on May 1, 2002.


/s/ GRANT THORNTON LLP
Certified Public Accountants

New York, New York
July 31, 2003

                             NESCO Industries, Inc.
                           CONSOLIDATED BALANCE SHEET
                                 April 30, 2003


                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                                               $ 78,695
    Accounts receivable, net of allowance                                                                    990,901
    Prepaid expenses                                                                                         112,674
    Inventory                                                                                                 20,000
                                                                                                         -----------
           Total current assets                                                                            1,202,270

FIXED ASSETS, NET                                                                                             35,002

OTHER ASSETS                                                                                                  51,259
                                                                                                         -----------
                                                                                                         $ 1,288,531
                                                                                                         ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                                               $  1,498,269
    Loans payable-shareholders-current                                                                     1,032,501
    Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                                                  73,586
                                                                                                        ------------
          Total current liabilities                                                                        2,604,356

DEFERRED SUBLEASE INCOME                                                                                     210,600
                                                                                                        ------------
                                                                                                           2,814,956
                                                                                                        ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    10% convertible preferred stock, $0.001 par value;
           1,000,000 shares authorized; 512,500 shares issued and outstanding                              1,113,264
    Common stock, $0.001 par value; 25,000,000 shares authorized;
       6,769,963 issued and outstanding shares                                                                 6,770
    Capital in excess of par value                                                                         1,546,740
    Accumulated deficit                                                                                   (4,193,199)
                                                                                                        ------------
                                                                                                          (1,526,425)
                                                                                                        ------------
                                                                                                        $  1,288,531
                                                                                                        ============

The accompanying notes are an integral part of this statement.

                             NESCO Industries, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              Year ended April 30,



                                                                                            2003                    2002
                                                                                        ------------             -----------

Earned revenues                                                                         $  4,589,693              $8,829,421
Cost of earned revenues                                                                    4,389,116               7,172,845
                                                                                        ------------             -----------

         Gross profit                                                                        200,577               1,656,576

General and administrative expenses                                                        2,279,603               2,000,747
                                                                                        ------------             -----------

         Operating loss                                                                   (2,079,026)               (344,171)

Other income (expense)
    Sublease income                                                                           46,800                  46,800
    Interest expense, net                                                                   (102,889)               (107,213)
    Miscellaneous income                                                                       1,800                  19,769
                                                                                        ------------             -----------

         Loss before income taxes                                                         (2,133,315)               (384,815)

Income tax benefit                                                                          (121,968)                (31,977)
                                                                                        ------------             -----------

         NET LOSS                                                                       $ (2,011,347)            $  (352,838)
                                                                                        ------------             -----------

Convertible preferred stock dividends                                                        (88,264)
Value related to beneficial conversion feature of
         Convertible preferred stock                                                        (512,500)
                                                                                        ------------             -----------

Net loss available to common shareholders                                               $ (2,612,111)            $  (352,838)
                                                                                        ============             ===========
Basic and diluted loss per share                                                              $(0.39)                 $(0.05)
                                                                                              ======                  ======
Weighted average common shares outstanding                                                 6,754,474               6,694,963
                                                                                           =========               =========




The accompanying notes are an integral part of these statements

                             NESCO Industries, Inc.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       Years ended April 30, 2003 and 2002





                                                              Preferred          Stock         Common stock              Capital in
                                                              ---------          -----         ------------               excess of
                                                                Shares          Amount       Shares       Amount          par value
                                                                ------          ------       ------       ------          ---------

Balance at April 30, 2001                                                                    6,694,963      $6,695      $   983,105

Warrants issued in connection with bridge financing                                                                         136,000

Net loss for the year ended April 30, 2002
                                                                                             ---------       -----        ---------

Balance at April 30, 2002                                                                    6,694,963       6,695        1,119,105
                                                                                             ---------       -----        ---------

Convertible preferred stock issuance                            512,500      1,025,000                                     (159,041)

Convertible preferred stock dividends                                           88,264

Convertible preferred stock beneficial conversion feature                                                                   512,500

Common stock issued in connection with bridge financing                                         75,000          75           74,176

Net loss for the year ended April 30, 2003
                                                                -------      ----------      ---------      ------       ----------

Balance at April 30, 2003                                       512,500     $1,113,264       6,769,963      $6,770       $1,546,740
                                                                =======      ==========      =========      ======       ==========



The accompanying notes are an integral part of this statement.


                                                                     Accumulated
                                                                       deficit                 Total
                                                                       -------                 -----

Balance at April 30, 2001                                             $(1,228,250)           $(238,450)

Warrants issued in connection with bridge financing                                            136,000

Net loss for the year ended April 30, 2002                               (352,838)            (352,838)
                                                                       ----------             --------

Balance at April 30, 2002                                              (1,581,088)            (455,288)
                                                                       ----------             --------
Convertible preferred stock issuance
                                                                                               865,959
Convertible preferred stock dividends
                                                                          (88,264)
Convertible preferred stock beneficial conversion feature
                                                                         (512,500)
Common stock issued in connection with bridge financing
                                                                                                74,251
Net loss for the year ended April 30, 2003
                                                                       (2,011,347)          (2,011,347)
                                                                      -----------          -----------
Balance at April 30, 2003
                                                                      $(4,193,199)         $(1,526,425)
                                                                      ===========          ===========


The accompanying notes are an integral part of this statement.

                             NESCO Industries, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Year ended April 30,

                                                                                            2003               2002
                                                                                         -----------         ---------

Cash flows from operating activities
   Net loss                                                                              $(2,011,347)        $(352,838)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities
       Write off of goodwill                                                                 416,954
       Write off of Inventory                                                                134,908
       Write off of fixed assets                                                              45,875
       Reserve against advances                                                               47,970
       Amortization of discount on bridge loan                                                52,726            83,274
       Common stock issued for bridge financing                                               74,252
       Amortization of deferred sublease income                                              (46,800)          (46,800)
       Depreciation and amortization                                                          54,400           156,923
       Bad debt expense                                                                      (93,527)           54,255
       Changes in operating assets and liabilities
         Accounts receivable                                                               1,530,083            16,188
         Prepaid expenses and taxes                                                           (7,587)          (83,660)
         Inventory                                                                                84           (28,663)
         Unbilled costs and estimated earnings in excess of
           billings on uncompleted contracts                                                 222,700            95,547
         Other assets                                                                        (51,898)           82,305
         Accounts payable and accrued expenses and interest payable                         (443,217)         (548,427)
         Billings in excess of costs and estimated earnings on
           uncompleted contracts                                                            (324,100)          (24,608)
                                                                                         -----------         ---------

         Net cash used in operating activities                                              (398,524)         (596,504)
                                                                                         -----------         ---------

Cash flows from investing activities
   Purchase of fixed assets                                                                                     (5,548)
                                                                                         -----------         ---------

Cash flows from financing activities
   Payment of equipment notes                                                                                   (1,577)
   (Repayment) Proceeds from bridge loan                                                    (500,000)          500,000
   Payment of financing costs                                                                                  (25,000)
   Net proceeds (payments) from shareholder loans                                                              171,720
   Net proceeds of convertible preferred stock offering                                      865,959
                                                                                         -----------         ---------

         Net cash provided by financing activities                                           365,959           645,143
                                                                                         -----------         ---------

         NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                                                     (32,565)           43,091

Cash and cash equivalents at beginning of year                                               111,260            68,169
                                                                                         -----------         ---------

Cash and cash equivalents at end of year                                                 $    78,695         $ 111,260
                                                                                         ===========         =========


The accompanying notes are an integral part of these statements.

                             NESCO Industries, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2003 and 2002



NOTE A - ORGANIZATION, BASIS OF PRESENTATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization

     NESCO Industries, Inc. (hereinafter sometimes referred to as "we" or the "Company") is a provider of asbestos abatement and indoor air quality testing, monitoring and remediation services. In the fiscal year ended April 30, 2003, the Company consolidated the operations of its various subsidiaries, through which it provides services, into a single environmental services operating unit organized under the banner of its wholly-owned subsidiary National Abatement Corporation. Prior to consolidation, the Company provided asbestos abatement, indoor air quality and a variety of other environmental services through its wholly-owned subsidiaries, National Abatement Corporation ("NAC"), NAC/Indoor Air Professionals, Inc. ("IAP") and NAC Environmental Services, Inc. ("NACE"). In May 2003, the Company ceased business operations and became inactive.

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

     NAC was incorporated in May 1988 to provide asbestos abatement services primarily in the greater metropolitan New York City area, and today is a full service asbestos and lead abatement contractor and indoor air quality service provider.

     NACE was incorporated in May 1993 and, in the past, provided environmental services such as subsurface soils/groundwater remediation, Phase I and Phase II environmental site assessments, underground storage tank management and remediation.

     In June 1999, the Company incorporated IAP to provide indoor air quality testing, monitoring and remediation services, primarily in New York, New Jersey and Connecticut. Prior to the organization of IAP, the Company provided limited indoor air quality services through NACE.

     In the first part of fiscal 2003, the Company began to implement strategies for achieving its operational goals which included changes in the way the business was managed and operated. The Company consolidated the operations and activities of its various subsidiaries into a single operating unit, under the banner of NAC, to cut costs and improve efficiency. As a result, the Company believes that it now operates in one business segment.

     In the first part of fiscal 2003, the Company focused on increasing revenues and margins by expanding its indoor air quality services to businesses and organizations primarily in the tri-state metropolitan New York City area through strategic mergers, acquisitions or relationships with leaders in the indoor air quality business. The Company engaged in confidential negotiations with certain merger and acquisition targets, but was unable to complete any merger or acquisition due primarily to inadequate financing. The Company also attempted to expand its indoor air quality services through promotions and marketing, but achieved limited success. The Company also phased out the business conducted by NACE in order to focus on indoor air quality services. In October 2002, the Company's then chief executive officer and then chief financial officer resigned.

                             NESCO Industries, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2003 and 2002


NOTE A (continued)

     Due primarily to the inability of the Company to implement its growth strategy for the indoor air quality services, the change in management in October 2002, and the trend of lower revenues and margins from the environmental services operating unit, the Company elected in the third quarter of fiscal 2003 to seek a new business focus beyond the environmental services industry. The Company began to evaluate alternative business focuses and engage in negotiations with potential buyers of the environmental services operating unit. The Company, however, was unable to find a new business focus or sell the environmental services operating unit.

     In the forth quarter of fiscal 2003, the Company elected to inactivate the environmental services operating unit, and authorized NAC to cease business operations, in order to conserve financial and other resources until a new business focus was identified. The Company ceased business operations in May 2003. The Company has yet to identify a new business focus and remains inactive. As a result of ceasing business operations, the Company wrote-off goodwill, fixed assets and inventory totaling $597,737.

     The Company's fiscal year ends on April 30 and, therefore, references to fiscal 2002 and fiscal 2003 refer to the fiscal years ended April 30, 2002 and April 30, 2003, respectively.

Basis of Presentation - Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as of April 30, 2003, the Company has an accumulated deficit in stockholders' equity of $4,193,199 and has incurred net losses available to common shareholders of $2,612,111 and $352,838 for the years ended April 30, 2003 and 2002, respectively. In addition, the Company is a party to various lawsuits, as more fully described in Note N, and has $1,032,501 in shareholder loans that could become immediately due and payable, as more fully described in Note H. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     In May 2003, the Company ceased business operations and remains inactive while it seeks a more profitable business focus.

     Management believes that the Company has the ability to meet its financing requirements for the next twelve months. However, the Company may require additional financing during fiscal 2004, without which its ability to continue as a going concern could be adversely affected. The Company is not currently seeking any additional financing. However, if the Company requires additional financing during fiscal 2004 and the markets for debt and equity financing continue to diminish, the Company's ability to raise additional financing may be adversely affected. There can be no assurance, however, that additional financing will be available if and when the Company needs it, which is dependent, in part, on the Company's ability to identify a new business focus and develop and implement a plan to achieve the transition.

     In order to provide additional time within which to identify a new business focus, the Company ceased business operations in May 2003. As a result, the Company has taken measures to conserve financial and other resources and has scaled back substantially in personnel and related expenses, subleased its New York City office and reduced its executive and administrative offices and warehouse space. However, if the Company's planned cash flow projections for the next twelve months are not met, the requisite level of financing is unattainable, and the Company has not transitioned into a promising business focus, the Company may not be able to continue as a going concern.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2003 and 2002


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

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2003 and 2002



NOTE A (continued)

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

Stock Based Compensation

     The Company has one effective stock-based employee compensation plan and one plan that failed to become effective in fiscal 2003, which are described more fully in Note J. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its effective plan. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", using the assumptions described in Note J, to its effective stock-based employee compensation plan.

                                                                                      2003                      2002
                                                                                      ----                      ----

     Net loss available to common shareholders, as reported                       $ (2,612,111)              $ (352,838)


     Deduct:  Total stock-based employee compensation expense
     determined under fair value based method for awards granted,
     modified, or settled, net of related tax effects                                   23,101                  299,500
                                                                                  ------------               ----------

     Proforma net loss available to common shareholders                           $ (2,635,212)              $ (652,338)
                                                                                  ============               ==========

     Basis and diluted loss per share, as reported                                     $ (0.39)                 $ (0.05)
                                                                                       =======                  =======

     Basis and diluted loss per share, proforma                                        $ (0.39)                 $ (0.10)
                                                                                       =======                  =======

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2003 and 2002



NOTE A (continued)

Loss Per Share

     Basic loss per share excludes dilution and is calculated by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. As a result of the Company's net loss, diluted net loss per share was the same as basic net loss per share for the years ended April 30, 2003 and 2002, since the effect of any potentially dilutive securities would be antidilutive. Options and warrants which were excluded from the calculation of diluted loss per share totaled 3,620,000 with a weighted average exercise price of $0.61 as of April 30, 2003 and 3,170,000 with a weighted average exercise price of $0.63 as of April 30, 2002.

Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123," to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method. However, the Company has adopted the new disclosure requirements specified under SFAS No. 148.

     In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Adoption of SFAS No. 141 did not have a material impact on the Company's financial position, results of operations and cash flows.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2003 and 2002



NOTE A (continued)

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for all fiscal years beginning after December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The transitional goodwill impairment test was conducted as of the end of the first quarter of fiscal 2003 and indicated no impairment of goodwill at that time. Ongoing, periodic testing is required under SFAS No. 142. As a result of this periodic testing, continuing losses, inability to obtain adequate financing to complete an indoor air quality merger/acquisition and sell the business, the Company recorded an impairment charge of $416,594 for goodwill in fiscal 2003. Goodwill amortization of $38,270 was expensed in fiscal 2002 (see Note F).

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and assets to be disposed of. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"; however, it retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for the Company's first quarter of the year ending April 30, 2003. As a result of the cease of business operations, the Company recorded a write-off to their fixed assets of $45,875 during the fourth quarter of fiscal 2003.

     The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies are required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of adopting this pronouncement on its financial position, results of operations and cash flows.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2003 and 2002



NOTE A (continued)

     On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this requirement did not have a material impact on the Company's financial position, results of operations and cash flows.

     In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company does not anticipate that FIN 45 will have a material impact on its financial position, results of operations and cash flows.

     In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact, if any, of FIN 46 on its financial position, results of operations and cash flows.


NOTE B - ACCOUNTS RECEIVABLE

     The Company submits requisitions (invoices) to customers based on work performed. Pursuant to contract provisions, these requisitions may include amounts, referred to as retainage, which are retained until completion and acceptance of the contract. Included in accounts receivable are amounts retained by customers at April 30, 2003 of $7,294. The allowance for uncollectible accounts at April 30, 2003 was $234,722.

     The Company's principal accounts receivable are due from owners of commercial real estate and other contractors.

                             NESCO Industries, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2003 and 2002


NOTE C - BILLING IN EXCESS OF COST AND ESTIMATED EARNINGS
                   ON UNCOMPLETED CONTRACTS

     An analysis of job costs and billings, on a per job basis, reflects the following:

                                                                                          2003
                                                                                        --------

       Estimated earnings on uncompleted contracts                                      $379,448

       Less billings to date                                                             453,034
                                                                                        --------

                                                                                        $(73,586)
                                                                                        ========

     The aforementioned balances are included in the accompanying balance sheet for the year ended April 30, 2003 under the following captions:

      Unbilled costs and estimated earnings in excess
          of billings on uncompleted contracts                                          $    -0-
      Less billings in excess of costs and estimated
          earnings on uncompleted contracts                                               73,586
                                                                                        --------

                                                                                        $ 73,586
                                                                                        --------

NOTE D - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                             Year ended April 30,
                                                                                        -------------------------------
                                                                                          2003                  2002
                                                                                        --------             ----------
      Cash paid during the periods for:
          Interest                                                                      $ 27,739             $        -
          Taxes                                                                            3,038                      -

      Non cash investing and financing items:
          Beneficial conversion feature of convertible preferred stock                  $512,500
          Issuance of Warrants:                                                                              $  136,000
          On January 10, 2002, the Company granted warrants to purchase
          200,000 shares of the Company's common stock at an exercise price of $0.50 per share.  The estimated value of these warrants, which totals $136,000, was recorded as a loan discount and is being amortized over the loan term of six months.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2003 and 2002



NOTE E - FIXED ASSETS

     As a result of the cease of business operations, the Company decided to write-off approximately $46,000 of its fixed assets during the year ended April 30, 2003. This amount is included in general and administrative expenses in the statement of operations.

     The major classes of fixed assets and the range of their useful lives are as follows:

                                                                                                            Estimated
                                                                                      April 30,            useful life
                                                                                        2002                 (years)
                                                                                       -------             -----------

      Vehicles                                                                          $ 8,001                  5
      Furniture and fixtures                                                             27,001                 10
                                                                                       --------


                                                                                       $ 35,002
                                                                                       ========

NOTE F -GOODWILL AND OTHER INTANGIBLE ASSETS

     In contrast to accounting standards in effect during fiscal 2002, SFAS 142, which became effective for fiscal years beginning after December 15, 2001, provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized. The following table reflects adjustments to net income available to common shareholders during fiscal 2002 as if SFAS 142 had been applied:

                                                                                           2003                     2002
                                                                                           ----                     ----

         Net loss available to common shareholders, as reported                       $ (2,612,111)             $ (352,838)
           Add back:  Goodwill amortization                                                      -                  38,270
                                                                                      ------------              ----------

         Net loss available to common shareholders, as adjusted                       $ (2,612,111)             $ (314,568)
                                                                                      ============              ==========

         Basis and diluted loss per share, as reported                                     $ (0.39)                $ (0.05)
                                                                                           =======                 =======

         Basis and diluted loss per share, proforma                                        $ (0.39)                $ (0.05)
                                                                                           =======                 =======


     In assessing the recoverability of the Company's goodwill, the Company made assumptions regarding estimated future operating results, cash flows and other factors to determine the fair value of this asset. As a result of this evaluation, the Company recorded an impairment of $416,954 for goodwill in the third quarter of fiscal 2003.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2003 and 2002


NOTE F (continued)

     The change in the carrying value of goodwill at April 30, 2003 was as follows:

        Balance as of May 1, 2002                                                                             $ 416,954
        Impairment losses                                                                                      (416,954)
                                                                                                              ---------

        Balance as of April 30, 2003                                                                          $       -
                                                                                                              =========



NOTE G - INCOME TAXES

     The (benefit) provision for income taxes consists of the following:

                                                                                          2002                   2002
                                                                                       ---------               --------
      Current
          Federal                                                                      $(125,645)              $(22,321)
          State and local                                                                  3,677                 (9,656)
                                                                                       ---------               --------

                                                                                        (121,968)               (31,977)
                                                                                       ---------               --------

     The tax effects of temporary differences and tax credits that give rise to deferred tax assets at April 30, 2003 are as follows:

      Deferred tax assets
          Net operating loss                                                                                   $912,032
          Accounts receivable allowance                                                                          98,583
          Inventory and fixed assets                                                                             75,929
          Goodwill write off                                                                                    159,550
          Other                                                                                                  20,148
                                                                                                             ----------
                                                                                                              1,266,242

      Valuation allowance                                                                                    (1,266,242)
                                                                                                             ----------

      Net deferred tax asset (liability)                                                                     $        -
                                                                                                             ==========

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2003 and 2002



NOTE G (continued)

     A reconciliation of the income tax expense shown in the statements of operations to the effective Federal tax rate is as follows:

                                                        2003              2002
                                                      --------          --------
      Federal statutory rate (recovery)                (34.0)%           (34.0)%
      State and local income taxes, net of                 -                 -
          Federal tax benefit                              -                 -
      Nondeductible items                                1.7               1.2
      Carryback claim                                   (5.7)             (3.6)
      Other                                              0.3              (4.7)
      Asset valuations                                   8.2                 -
                                                      --------          --------

      Rate before valuation allowance                  (29.5)            (41.1)

      Valuation allowance adjustment                    23.8              32.8

                                                        (5.7)%            (8.3)%

     The valuation allowance increased by approximately $760,822 for the year ended April 30, 2003.

     During the year ended April 30, 2003, the Company utilized approximately $213,000 in Federal net operating loss carryback claims. During the year ended April 30, 2002, the Company utilized approximately $55,000 in federal, state and city net operating loss carryback claims. The current benefit for income taxes in 2003 includes an adjustment for an overaccrual of state taxes in the prior years.

     As of April 30, 2003, the Company has a net operating loss carryforward of approximately $2,171,500, which expires in 2021-2022.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2003 and 2002



NOTE H - LOANS PAYABLE

Shareholder Loans

     On April 1, 2002, the Company, or its subsidiaries, had unsecured loans payable to Chairman Santo Petrocelli, Sr., Petrocelli Industries Inc., a private company controlled by Mr. Petrocelli, and then Chief Financial Officer Lawrence S. Polan. These loans were due on demand, bore interest at various rates, and had an outstanding principal balance of $573,490, net of a repayment of $100,000 in March 2002 to Petrocelli Industries Inc. Interest payable on those loans totaled $212,295. For fiscal 2002, the Company had an interest expense of $74,613 on shareholder and affiliate loans.

     In fiscal 2002, certain shareholders and officers received management fees and consulting fees totaling $27,500. On April 1, 2002, the Company had outstanding management fees and consulting fees payable to Mr. Petrocelli and Petrocelli Industries Inc. in the aggregate amount of $246,716. No other management fees or consulting fees were payable to shareholders and affiliates. The aggregate amount owed to shareholders and affiliates on the principal and accrued interest on the demand loans, together with the management fees and consulting fees, was $1,032,501.

     On April 1, 2002, the Company issued unsecured promissory notes ("Shareholder Loans") in favor of Mr. Petrocelli, Mr. Polan and Petrocelli Industries Inc. in the aggregate amount of $1,032,501 in exchange for and in full satisfaction of all outstanding balances due on the demand loans and management fees and consulting fees. Each Shareholder Loan does not bear interest and requires repayment in twenty-one (21) equal monthly payments from the date repayment commences. Repayment on a Shareholder Loan in the principal amount of $10,263 was scheduled to begin in February 2003, however, the lender agreed to defer the commencement date indefinitely. Repayment on the Shareholder Loans in the aggregate principal amount of $1,022,238 was scheduled to begin in May 2003. In May 2003, the Company made a $25,000 payment on account of the $1,022,238 Shareholder Loans and the lenders agreed to defer the commencement dates indefinitely. The lenders could, however, demand that repayment begin on the Shareholder Loans at any time. Due to the repayment demand option, the Shareholder Loans were reclassified to current.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2003 and 2002



NOTE H (continued)

Bridge Loans

     On January 10, 2002, the Company secured bridge loan financing in the aggregate sum of $500,000 from KSH Strategic Investment Fund I, LP and Cleveland Overseas, Ltd. The Company received net proceeds of $475,000 from the bridge loan financing. The bridge loan investors were issued secured promissory notes in the aggregate principal amount of $500,000, which bore interest at a rate of 10% per annum ("Bridge Notes"). These investors were also granted warrants to purchase a total of 200,000 shares of Common Stock at an exercise price of $0.50 per share. KSH Investment Group, Inc., a registered broker-dealer and an affiliate of KSH Strategic Investment Fund I, LP, received $25,000 and was issued 75,000 shares of Common Stock as a fee for arranging the financing. In June 2002, the Company used a portion of the proceeds derived from the private placement of 512,500 shares of its 10% Series A Convertible Preferred Stock (as discussed in Note K) to repay the Bridge Note in the principal amount of $400,000, and all accrued and payable interest on the Bridge Notes to date. On October 10, 2002, the Company issued a secured convertible promissory note in the principal amount of $100,000 ("Convertible Note") in full payment and satisfaction of the remaining Bridge Note in the principal amount of $100,000. The Convertible Note was secured by substantially all of the assets of the Company, bore interest at a rate of 7% per annum and was convertible into shares of Common Stock at a conversion price of $1.00 per share. The Company repaid the Convertible Note in two installments of principal in the amount of $50,000, and the accrued interest thereon, in December 2002 and March 2003.


NOTE I - BUSINESS SEGMENT INFORMATION

     In the first part of fiscal 2003, the Company began to implement strategies for achieving its operational goals, which included changes in the way the business was managed and operated. The Company consolidated the operations and activities of its various subsidiaries into a single operating unit, under the banner of NAC, to cut costs and improve efficiency. As a result, the Company believes that it now operates in one business segment.


NOTE J - STOCK OPTIONS

     The Company's 1999 Stock Option Plan ("1999 Plan") provides that key employees are eligible to receive incentive stock options or nonqualified stock options and that directors and advisors shall be eligible to receive nonqualified options. Under the 1999 Plan, the Company may grant options to purchase up to a total of 1,000,000 shares of common stock. As of April 30, 2003 and 2002, there were 780,000 and 730,000 options available for future grants, respectively. For options granted to greater than 10% shareholders, the exercise price of the options must be fixed at not less than 110% of the fair market value on the date of grant. The maximum term of these options may not exceed five years from the date of grant.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2003 and 2002



NOTE J (continued)

     On March 13, 2002, the Board of Directors approved the Company's 2001 Stock Option Plan ("2001 Plan"). The 2001 Plan authorized the issuance of incentive stock options and nonqualified stock options to purchase up to a total of 7,000,000 shares of Common Stock to selected employees, officers, directors, agents, consultants and independent contractors of the Company. The 2001 Plan failed to become effective in March 2003 when the necessary shareholder approval was not obtained. No options were ever issued under the 2001 Plan.

     During the fiscal years ended April 30, 2003 and 2002, the Company issued to officers and employees 500,000 and 2,900,000 fully vested warrants exercisable at a price of $0.55 per share, respectively. The fair value per warrant was estimated at $0.07 and $0.16 for the fiscal years ended April 30, 2003 and 2002, respectively.

     The fair value of each warrant or option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2003 and 2002: no dividend yield, expected volatility of 112 and 300 percent, respectively, risk-free interest rate of 3.5 and 4.69 percent, respectively, and five-year expected lives.

     The following table summarizes the options and warrants granted to officers and employees under the 1999 Plan and outside the 1999 Plan for the period from April 30, 2001 through April 30, 2003:

                                                                             Number of shares
                                                                 ---------------------------------------
                                                  Total                 Options                                   Exercise
                                                 number          ------------------------                         price per
                                                of shares        Qualified   Nonqualified       Warrants            share
                                               ----------        ---------   ------------       --------          ---------
      Options outstanding at April 30,
          2001                                   445,000          277,000         168,000                            1.50

      Cancelled - Options                        175,000           91,000          84,000                            1.50

      Granted - Warrants                       2,900,000                                        2,900,000            0.55
                                               ---------          -------         -------       ---------           -----

      Options and Warrants outstanding
          at April 30, 2002                    3,170,000          186,000          84,000       2,900,000           $0.63
                                               =========          =======         =======       =========           =====

      Cancelled - Options                         50,000           50,000                                            1.50

      Granted - Warrants                         500,000                                          500,000            0.55
                                               ---------          -------         -------       ---------           -----

      Options and Warrants outstanding
          at April 30, 2003                    3,620,000          136,000          84,000       3,400,000           $0.61
                                               =========          =======         =======       =========           =====

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2003 and 2002



NOTE J (continued)

     The following table summarizes information about the stock options and warrants granted to officers and employees at April 30, 2003:

                                                                                                     Options and
                                            Options and Warrants Outstanding                     Warrants Exercisable
                                            --------------------------------                     --------------------

                                        Number             Weighted-                          Number
                                      Outstanding           Average        Weighted-        Exercisable         Weighted-
                                          at               Remaining        Average             at               Average
              Range of                 April 30,          Contractual      Exercise          April 30,          Exercise
           Exercise Prices               2003                Life            Price             2003               Price
           ---------------            -----------         -----------      ---------        -----------         ---------

                 $0.55                3,400,000            3.99 years        $0.55           3,400,000            $0.55
                 $1.50                  220,000            1.13 years        $1.50             220,000            $1.50
                                      ---------                              -----           ---------            -----
                                      3,620,000                              $0.61           3,620,000            $0.61
                                      =========                              =====           =========            =====


NOTE K - PREFERRED SHARES

     On March 11, 1998, the Company's Articles of Incorporation were amended to authorize 1,000,000 shares of preferred stock, par value $0.001 per share, to be issued with rights, preferences and designations as determined by the Board of Directors.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2003 and 2002



NOTE K (continued)

     In June 2002, the Company completed the initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of its 10% Series A Convertible Preferred Stock ("Preferred Stock") to accredited investors at $2.00 per share. Five hundred twelve thousand five hundred shares of Preferred Stock were issued, each of which is convertible into four shares of Common Stock at a conversion price of $0.50 per share. As of the closing, it was determined that the holders of the Preferred Stock received a common stock conversion preference based on the excess of the Common Stock's then current market value of $0.75 per share over the Preferred Stock's $0.50 per share conversion price. This preference was assigned a value of $512,500 relative to the 2,050,000 underlying shares of Common Stock into which the issued Preferred Stock may be converted. The Company received net proceeds of $865,959 from the issuance of the 512,500 shares of Preferred Stock, a portion of which was used to retire $400,000 in principal, and all accrued and payable interest to date, on the Bridge Notes. KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 402,500 shares of Common Stock at an exercise price of $0.65 per share in connection with the private placement. Warrants for 325,625 shares were issued in June 2002 and warrants for the remaining 76,875 shares were issued in September 2002. Dividends on the Preferred Stock at the rate of $0.20 per share per annum are payable in kind, or in shares of Common Stock if a sufficient number of shares of Preferred Stock is not available. Dividends shall accrue and be payable in May of each year. As of April 30, 2003, the Company had accrued Preferred Stock dividends of $88,264. The Preferred Stock is redeemable, at the option of the Company, after the second anniversary of the closing. Consequently, the Preferred Stock has been classified as equity.

     Although the Company has successfully completed the initial closing of the Preferred Stock offering, the Company believes it will not complete the second half of the offering as the market for equity financing continues to diminish. The Company has ceased efforts to complete the second half of the Preferred Stock offering or obtain any other financing. As a result, the Company will likely be required to issue to holders of the Preferred Stock, on a pro-rata basis, shares of Preferred Stock in the aggregate amount of 5% of the total amount sold, or 25,625 shares, because it did not file with the SEC a registration statement within 60 days of the final closing of the Preferred Stock offering as required under the registration rights agreements with Preferred Stock holders as the initial closing will likely be deemed the final closing.


NOTE L - RELATED PARTY TRANSACTIONS

     During the fiscal years ended April 30, 2003 and 2002, the Company was owed $28,732 from an affiliated company for services rendered and the Company owed the same affiliated company $79,597 for services rendered by the affiliate. In addition, rental payments to an affiliated company in fiscal 2003 and 2002 totaled $79,729 and $81,900, respectively.

     During the fiscal years ended April 30, 2002, certain stockholders and officers of the Company rendered consulting and management services totaling $27,500 and subcontractor services totaling $4,096. Subcontractor services rendered to affiliates in fiscal 2002 totaled $5,954.

     At April 30, 2003 and 2002, the Company had notes due to shareholders totaling $1,032,501 (see Note H).

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2003 and 2002

NOTE M - EMPLOYEE BENEFIT PLANS

     The Company has established a profit sharing and a 401(k) plan covering substantially all full-time, non-union employees who have completed one year of continuous service and who meet certain other eligibility requirements. Contributions to the plan are discretionary and are allocated in proportion to compensation. For the years ended April 30, 2003 and 2002, the Company contributed $24,217 and $26,987, respectively, to the profit sharing plan.

NOTE N - COMMITMENTS AND CONTINGENCIES

Litigation

     NAC and/or NACE are co-defendants in lawsuits involving property damage and/or personal injury claims arising in the ordinary course of business from job-site accidents. Plaintiffs' claims in these lawsuits exceed NAC's and/or NACE's applicable insurance coverages. At April 30, 2003, claims in excess of NAC's and/or NACE's insurance coverages totaled approximately $11,800,000. Two cases totaling $6,900,000 in claims were dismissed or settled within limits of coverage during fiscal 2003. One case totaling $4,000,000 in claims settled within limits of coverage in fiscal 2001 but was reported in fiscal 2003. One case totaling $3,000,000 in claims was commenced against NAC in fiscal 2003. NAC and/or NACE are being represented in these lawsuits by legal counsel engaged by their insurers and, in most or all cases, have filed cross-claims and third-party claims against other parties. Any judgment or settlement in excess of insurance coverages, however, will require payment by NAC and/or NACE. The Company believes, based on prior experience, that the amount of ultimate liability of NAC and/or NACE with respect to these claims will not have a material impact on the financial position, results of operations and cash flows of the Company. There can be no assurance, however, that any judgment or settlement of these claims will not exceed NAC's and/or NACE's insurance coverages, which could have a material impact on the financial position, results of operations and cash flows of the Company.

     On January 15, 2003, NAC and its employee were charged with violation of the Clean Air Act in a one-count federal indictment filed in the United States District Court for the Southern District of New York. The indictment, which relates to work performed in January 1998, alleges that NAC and the employee caused asbestos material to be stripped from a building without adequately wetting it, failed to lower the asbestos material to the floor without dropping or otherwise damaging it, and did not keep asbestos material that had been removed wet until it was collected and contained. The prosecutor subsequently filed a three-count prosecutor's information that superceded the indictment and charged NAC with two additional violations of the Clean Air Act.

     On July 1, 2003, NAC pled guilty to the three-count prosecutor's information in accordance with the terms of a negotiated plea agreement. The plea agreement and plea were intended to conclude the proceedings commenced against NAC by the filing of the federal indictment in January 2003. In connection with the plea, NAC received a fine totaling $76,200, which is payable on or before January 2, 2004. A five year probationary period was also imposed on NAC, and in addition, NAC agreed, as a condition of probation, to not engage in any activity relating to (i) inspection, sampling or analysis for the presence of asbestos, (ii) removal, transportation or disposal of asbestos, or (iii) demolition or renovation of buildings. This prohibition does not extend to any construction work limited exclusively to the installation or addition of building components to a structure, not involving the removal of any building components or construction debris. The fine imposed upon NAC has been accrued in the financial statements as of April 30, 2003.

     From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition or operating results.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2003 and 2002

NOTE N (continued)

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

     On July 15, 2002, the Company entered into a three-year lease through July 15, 2005 for rental of warehouse facilities in Rahway, New Jersey.

     The Company is negotiating, or will attempt to negotiate, releases from certain of the above leases, which may result in termination charges not known at this time.

     Aggregate future minimum rental payments and sublease payments under the operating leases set forth above as of April 30, 2003 are as follows:

                                        Rent            Sublease
                                       payment           income            Net
                                     -----------       -----------      --------
     Year ending April 30,
         2004                        $   216,110       $   178,710      $ 37,400
         2005                            216,110           178,710        37,400
         2006                            188,060           178,710         9,350
         2007                            178,710           178,710             -
         Thereafter                       89,355            89,355             -
                                     -----------       -----------      --------

                                     $   888,345       $   804,195      $ 84,150
                                     ===========       ===========      ========

     In June 2000, the Company received a payment for future rent of $397,800 from the subtenant under the sublease with respect to the October 1998 lease. This payment was recorded as deferred sublease income and will be recognized as revenue on a straight-line basis over the lease term.

     Starting in April 2000 and continuing through the present, the Company subleases its executive and administrative offices and warehouse from an affiliated company. Rents due under this sublease totaled $6,825 per month in fiscal 2002. Prior to the cessation of business operations in fiscal 2003, there was no specified term or written agreement for this lease. In connection with the cessation of business operations in fiscal 2003, however, the Company renegotiated the terms of this sublease to a month-to-month term and substantially reduced its executive and administrative offices and eliminated its warehouse space at no charge. Rents due under this new sublease total approximately $1,000 per month.

     Rent expense for the years ended April 30, 2003 and 2002 was $79,729 and $81,900, respectively.

NOTE O - RISK AND UNCERTAINTIES

     The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws did not have a material adverse effect on the financial condition, competitive position or capital expenditures of the Company. However, the Company's efforts to comply with increasingly stringent environmental regulations may have an adverse effect on the Company's future earnings.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             April 30, 2003 and 2002



NOTE P - CONCENTRATION OF CREDIT RISK

     The Company grants unsecured trade credit to customers, substantially all of whom are located in the New York tri-state area. The Company's customers include owners of commercial real estate, managing agents and general contractors, industrial facilities and hospitals and educational institutions. During fiscal 2003 and 2002, approximately 94% of the Company's operating revenues were derived from commercial and industrial clients, and approximately 6% was derived from institutional customers such as educational institutions and hospitals.

     In fiscal 2003, two customers accounted for 57% of our revenues. PPC Construction LLC, a commercial and residential property holder, accounted for 50% and Structure Tone, Inc., a large general contractor, accounted for 7%. In the prior fiscal year, the same two customers accounted for approximately 41% of the Company's revenues. PPC Construction LLC accounted for 28% and Structure Tone, Inc. accounted for 13%. Accounts receivable for these two customers accounted for 17.9% and 9.1%, respectively, of accounts receivable as of April 30, 2003.

NOTE Q - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Short-Term Debt

     The carrying amounts of the notes payable approximate fair value based upon their effective interest rates compared to current market rates.

NOTE R - FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of the year ended April 30, 2003, the Company recorded significant adjustments to its accounts, which resulted in increasing the net loss by approximately $89,284. The adjustments for the year ended April 30, 2003 were principally attributable to the write-off of fixed assets of approximately $45,875; the write-off of inventory of approximately $134,908; an over accrual of estimated workman's compensation insurance which were reversed out in the fourth quarter of approximately $139,469 and reserve against loan advances for approximately $47,970.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     A.  Directors and Executive Officers

As of August 7, 2003, the Company's directors and executive officers were as follows:

Name                        Age     Position with the Company
----                        ---     -------------------------

Santo Petrocelli, Sr.       68      Chairman of the Board and Director

Michael J. Caputo(1)        50      President, Principal Executive and
                                    Financial Officer

Santo Petrocelli, Jr.       37      Director

------------------------

     1. In fiscal 2003, Michael J. Caputo served as Chief Operating Officer until October 25, 2002, when he was elected interim President, Principal Executive and Financial Officer. On April 29, 2003, Mr. Caputo resigned as interim President, Principal Executive and Financial Officer. On June 25, 2003, the Company engaged Mr. Caputo to serve, on a limited basis, as interim President, Principal Executive and Financial Officer. Mr. Caputo's engagement is scheduled to terminate upon the earlier to occur of September 15, 2003, or the completion of the objectives for which he was primarily engaged.

Santo Petrocelli, Sr. has served as Chairman of the Board of Directors and a director of the Company and its predecessors since 1988. Mr. Petrocelli had served as President and Chief Executive Officer of the Company and its predecessors from 1988 to 2002. Mr. Petrocelli is a director and/or officer of Petrocelli Industries, Inc., PEC Realty Corp. and Petrocelli Electric Co., Inc., all of which are companies controlled by Mr. Petrocelli and members of his family.

Michael J. Caputo has served in various capacities with the Company and its predecessors since 1988, including: interim President, Principal Executive and Financial Officer (October 2002 - April 2003; June 2003 - present); Chief Operating Officer (1988 - October 2002); Director (1988 - July 2002). Mr. Caputo devotes less than a majority of his working time (approximately 30%) to the Company's business in accordance with his limited engagement.

Santo Petrocelli, Jr. has served as a director of the Company since March 1998. Mr. Petrocelli is also President of Petrocelli Communications Company, a division of Petrocelli Electric Co., Inc., a position he has held since May 1998. From May 1992 to May 1998, Mr. Petrocelli was Executive Vice President of Petrocelli Communications Company.

Santo Petrocelli, Sr. is the father of Santo Petrocelli, Jr. There are no other family relationships among the Company's officers and directors.

All directors currently serve for one-year terms and until their successors have been elected and qualified. Unless expressly agreed otherwise, officers are elected annually and serve at the discretion of the Board of Directors.

     B.  Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and any persons who own more than ten percent of the Company's Common Stock, file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all such reports that they file.

To the knowledge of the Company, based on a review of the Section 16 reports, Jeffrey L. Powell, a former officer and director, and Joel Schoenfeld, a former director, failed to file required reports on Form 3 to report their elections to the Company in fiscal 2003. To the knowledge of the Company, based on a review of the Section 16 reports, no other person has failed to file reports required under Section 16(a) of the Exchange Act during fiscal 2003.

ITEM 10. EXECUTIVE COMPENSATION

     A.  Summary Compensation Table

The following table sets forth, for the Company's last three fiscal years, all compensation awarded to, earned by or paid to all persons serving as the Company's chief executive officer ("CEO") or interim CEO in fiscal 2003 and the most highly compensated executives officer of the Company other than the CEO or interim CEO whose salary and bonus payments exceeded $100,000 in fiscal 2003.

-------------------------------------------------------------------------------------------------------------------------------
                                                Summary Compensation Table
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        Long Term Compensation
-------------------------------------------------------------------------------------------------------------------------------
                                        Annual Compensation                       Awards                     Payouts
-------------------------------------------------------------------------------------------------------------------------------
   Name and         Year       Salary ($)    Bonus ($)       Other       Restricted    Securities       LTIP       All Other
  Principal                                                  Annual        Stock       Underlying   Payouts ($)  Compensation($)
   Position                                               Compensation     Award(s)     Options/
                                                              ($)            ($)         SARS(#)
-------------------------------------------------------------------------------------------------------------------------------

Santo               2003            4,500       -0-            *            -0-           -0-           -0-           -0-
Petrocelli,    ----------------------------------------------------------------------------------------------------------------
Sr., Chairman       2002            3,300       -0-            *            -0-           -0-           -0-           -0-
of the Board,   ----------------------------------------------------------------------------------------------------------------
and former          2001           87,000       -0-            *            -0-           -0-           -0-           -0-
President and
CEO (1)
-------------------------------------------------------------------------------------------------------------------------------
Jeffrey L.          2003           57,000       -0-            *            -0-           -0-           -0-           -0-
Powell, former ----------------------------------------------------------------------------------------------------------------
President,          2002              -0-       -0-         108,500         -0-           -0-           -0-           -0-
CEO and        ----------------------------------------------------------------------------------------------------------------
Director (2)         --                --        --            --            --            --            --            --
-------------------------------------------------------------------------------------------------------------------------------
Michael J.          2003          135,000       -0-            *            -0-           -0-           -0-           -0-
Caputo,        ----------------------------------------------------------------------------------------------------------------
President,          2002          135,000       -0-            *            -0-           -0-           -0-           -0-
Principal      ----------------------------------------------------------------------------------------------------------------
Executive and       2001          132,500       -0-            *            -0-           -0-           -0-           -0-
Financial
Officer (3)
-------------------------------------------------------------------------------------------------------------------------------

--------------------------------------

     *   Less than $50,000

     1. Succeeded by Jeffrey L. Powell as President and CEO, effective July 10, 2002. Mr. Petrocelli is compensated through Petrocelli Industries, Inc. Payments to this company may be referred to as "management fees" and "consulting fees" in this Annual Report on Form 10-KSB for the fiscal years ended April 30, 2003 and other reports filed by the Company with the SEC. Mr. Petrocelli also received compensation directly from the Company in the fiscal year ended April 30, 2001. In March 2002, the Company issued to Mr. Petrocelli a warrant exercisable for 1,000,000 shares of Common Stock at an exercise price of $0.55 per share.

     2. Succeeded by Michael J. Caputo as President and Principal Executive Officer (interim), effective October 25, 2002. Mr. Powell served as President, CEO and Director of the Company from July 10, 2002 to October 25, 2002. In fiscal 2002 and prior to his election as President, CEO and Director in fiscal 2003, Mr. Powell served as a consultant to the Company. Mr. Powell received a total of $108,500 in compensation for his consulting services in fiscal 2002.

     3. In fiscal 2003, Mr. Caputo served as Chief Operating Officer until October 25, 2002, and as interim President, Principal Executive and Financial Officer from October 25, 2002 to April 29, 2003. On June 25, 2003, the Company engaged Mr. Caputo, on a limited basis, to serve as interim President, Principal Executive and Financial Officer. Mr.

         Caputo's engagement is scheduled to terminate upon the earlier to occur of September 15, 2003, or the completion of the objectives for which he was primarily engaged. In December 2002, the Company issued to Mr. Caputo a warrant exercisable for 500,000 shares of Common Stock at an exercise price of $0.55 per share.

Except as set forth above, no other options or warrants have been issued to the Company's officers and directors named in the above summary compensation table during the last three fiscal years.

         B.       Options/SAR Grants in Last Fiscal Year

Not Applicable.

         C.       Aggregated Option/SAR Exercises and Fiscal Year-End
                  Option/SAR Value

None of the executive officers identified in Item 10(A) above exercised any options or SARs in the last fiscal year, and none of such officers held any SARs at year end. Information relating to the number and value of options held at year end by such officers is set forth in the following table:

                 Aggregated Option/SAR Exercises in Fiscal 2003
                    and Fiscal 2003 Year-End Option/SAR Value

---------------------------------------------------------------------------------------------------------------------------------
         (a)                      (b)                  (c)                          (d)                           (e)

        Name                 Shares Acquired       Value Realized           Number of Securities         Value of Unexercised
                              on Exercise              ($)                 Underlying Unexercised         In-the-Money Options/
                                                                          Options/SAR at 4/30/03            SARs at 4/30/03
                                                                          Exercisable/ Unexercisable   Exercisable/Unexercisable
                                                                                    (#) (1)                      ($) (2)
---------------------------------------------------------------------------------------------------------------------------------

Santo Petrocelli, Sr.             -0-                   -0-                      150,000/-0-                      -0-/-0-
---------------------------------------------------------------------------------------------------------------------------------
Michael J. Caputo (3)             -0-                   -0-                       50,000/-0-                      -0-/-0-
---------------------------------------------------------------------------------------------------------------------------------



     1.  Shares of Common Stock.

     2.  Based on the high "bid" price of shares quoted on April 30, 2003.

     3. The options identified herein, exercisable for 50,000 shares of Common Stock at an exercise price of $1.50, expired on July 29, 2003.

         D.       Long-Term Incentive Plans

Not Applicable.

         E.       Compensation of Directors

During the fiscal year ended April 30, 2003, no director of the Company received any compensation for services provided in such capacity. Directors of the Company are reimbursed for any expenses incurred by them in connection with their activities on behalf of the Company.

         F. Employment Contracts and Termination of Employment and Change in Control Arrangements

At April 30, 2003, the Company had no employment contracts or compensatory plans or arrangements.

On June 25, 2003, the Company engaged Michael J. Caputo, pursuant to a written letter agreement, to serve as interim President, Principal Executive and Financial Officer. Mr. Caputo was engaged primarily to wind down the operations and business affairs of NAC and prepare and file with the SEC this Annual Report on Form 10-KSB for the fiscal year April 30, 2003. Mr. Caputo's engagement is scheduled to terminate upon the earlier to occur of September 15, 2003, or the completion of the objectives for which he was primarily engaged. The Company and Mr. Caputo have not yet determined the compensation to him for this engagement.

         G.       Report on Repricing of Options/SARS

Not Applicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     A.  Beneficial Ownership

The following table sets forth information as of August 7, 2003, with respect to the beneficial ownership of the Company's Common Stock by officers and directors, individually and as a group, and all holders of more than 5% of the Common Stock. Unless otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the beneficial owners indicated. On August 7, 2003, there were 6,769,963 shares of Common Stock outstanding.

The Company has 1,000,000 shares of its 10% Series A Convertible Preferred Stock ("Preferred Stock") outstanding, of which 512,500 shares were issued to investors in connection with the July 2002 private placement. No officers and directors own any shares of the Preferred Stock.

------------------------------------------------------------------------------------------------------------
               Name and Address of                       Amount and Nature of
               Beneficial Owner                          Beneficial Owner (1)             Percent of Class
               --------------------                      ---------------------            ----------------
------------------------------------------------------------------------------------------------------------
Santo Petrocelli, Sr.                                           4,616,667                     58.3%
c/o NESCO Industries, Inc.
22-09 Queens Plaza North
Long Island City, NY 11101 (2)
------------------------------------------------------------------------------------------------------------
Michael J. Caputo                                                 600,000                      8.3%
c/o NESCO Industries, Inc.
22-09 Queens Plaza North
Long Island City, NY 11101 (3)
------------------------------------------------------------------------------------------------------------
Santo Petrocelli, Jr.                                                   0                        0%
c/o NESCO Industries, Inc.
22-09 Queens Plaza North
Long Island City, NY 11101 (4)
------------------------------------------------------------------------------------------------------------
All directors and executive officers as a group                 5,216,667                       62%
(3 persons) (5)
------------------------------------------------------------------------------------------------------------
Jeffrey L. Powell                                                       0                        0%
One Walnut Street
Acton, MA 01720 (6)
------------------------------------------------------------------------------------------------------------
Lawrence S. Polan                                               1,466,666                     19.1%
c/o NESCO Industries, Inc.
22-09 Queens Plaza North
Long Island City, NY 11101 (7)
------------------------------------------------------------------------------------------------------------
IAP Inc.                                                          364,963                      5.4%
45 Research Way
East Setauket, NY 11733
------------------------------------------------------------------------------------------------------------
Ronald W. Kuzon (8)                                             1,000,000                     12.9%
------------------------------------------------------------------------------------------------------------

---------------------------------

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

     2. Mr. Petrocelli is the Chairman and a director of the Company. The above number of shares beneficially owned includes 150,000 shares reserved for issuance upon the exercise of an option granted under the Company's 1999 Incentive Stock Option Plan, 1,000,000 shares issuable upon exercise of a warrant issued in March 2002, 2,900,000 shares owned of record by Petrocelli Industries Inc. and 566,667 shares owned by SMFS Corp. Mr. Petrocelli is the President and Chief Executive Officer of Petrocelli Industries, Inc., and beneficially owns 25% of its outstanding capital stock. The other 75% is owned by members of Mr. Petrocelli's family. Mr. Petrocelli is the President of SMFS Corp.

     3. Mr. Caputo is the interim President, Principal Executive and Financial Officer of the Company. The above number of shares beneficially owned includes 500,000 shares issuable upon exercise of a warrant issued in December 2002.

     4. Mr. Petrocelli is a director of the Company. The above number of shares beneficially owned does not include shares owned by Petrocelli Industries, Inc., in which Mr. Petrocelli has an economic interest by reason of his equity ownership of Petrocelli Industries, Inc.

     5. Note that the sum of the beneficial ownership percentages of individual directors and executive officers is not equal to the beneficial ownership percentage of all directors and executive officers as a group.

     6. Mr. Powell is a former President, Chief Executive Officer and Director of the Company.

     7. Mr. Polan is a former Vice President, Chief Financial Officer, Secretary and Treasurer of the Company. The above number of shares beneficially owned includes 900,000 shares issuable upon the exercise of a warrant issued in March 2002 and 566,666 shares owned of record by LPS Consultants, Inc., a company owned and controlled by Mr. Polan and his wife. Mr. Polan passed away in May 2003. For the purpose of this presentation, the Company assumed that Mr. Polan's estate succeeded to his rights and interests set forth herein.

     8. Mr. Kuzon is a former employee of the Company. The 1,000,000 shares identified above are issuable upon the exercisable of a warrant issued in March 2002.

         B.       Securities Authorized for Issuance under Equity Compensation
                  Plans

The following table sets forth information as of August 7, 2003 with respect to compensation plans and individual compensation arrangements under which the Company's Common Stock is authorized for issuance.

-------------------------------------------------------------------------------------------------------------------
                                                                                              Number of securities
                                                                                              remaining available
                                                                                              for future issuance
                                       Number of securities to   Weighted-average exercise     under equity plans
                                       be issued upon exercise      price of outstanding     (excluding securities
                                       of outstanding options,     options, warrants, and     reflected in column
                                         warrants, and rights    rights compensation plans            (a))
            Plan Category                        (a)                        (b)                       (c)
-------------------------------------------------------------------------------------------------------------------

1999 Incentive Stock Option Plan(1)
(previously approved by security              150,000(2)                   $1.50                   850,000
holders)

-------------------------------------------------------------------------------------------------------------------
Securities to be issued upon the
exercise of outstanding options,            3,400,000(3)                   $0.55                        --
warrants and rights granted to
officers, directors and employees
not pursuant to a plan

-------------------------------------------------------------------------------------------------------------------
                Total:                      3,550,000                      $0.59                   850,000
-------------------------------------------------------------------------------------------------------------------


     1. The Company's 1999 Incentive Stock Option Plan ("1999 Plan"), which has been approved by the Company's Board of Directors and shareholders, expires on June 14, 2009.

         On March 13, 2002, the Board of Directors approved the Company's 2001 Stock Option Plan ("2001 Plan"). The 2001 Plan authorized the issuance of incentive stock options and nonqualified stock options to purchase up to a total of 7,000,000 shares of Common Stock to selected employees, officers, directors, agents, consultants and independent contractors of the Company. The 2001 Plan failed to become effective in March 2003 when the necessary shareholder approval was not obtained. No options were ever issued under the 2001 Plan.

     2 Includes options granted to Chairman Santo Petrocelli Sr. in June 1999 exercisable for up to 150,000 shares of Common Stock at an exercise price of $1.50.

     3. Includes warrants granted to officers, directors and employees of the Company exercisable for up to 3,400,000 shares of Common Stock at an exercise price of $0.55.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In fiscal 2003 and 2002, the Company paid PEC Realty Corp., a company controlled by Chairman Santo Petrocelli, Sr., rents totaling $79,729 and $81,900, respectively. In fiscal 2003 and 2002, the Company was owed $28,732 from an affiliate for services rendered and the Company owed the same affiliate $79,597 for services rendered by the affiliate.

In fiscal 2002, the Company satisfied all loans and management and consulting fees previously owed to shareholders and affiliates by issuance of term notes as discussed below. On April 1, 2002, the Company, or its subsidiaries, had unsecured loans payable to Mr. Petrocelli, Petrocelli Industries Inc., a private company controlled by Mr. Petrocelli, and then Chief Financial Officer Lawrence
S. Polan. These loans were due on demand, bore interest at various rates, and had an outstanding principal balance of $573,490, net of a repayment of $100,000 in March 2002 to Petrocelli Industries Inc. Interest payable on those loans totaled $212,295. For fiscal 2002, the Company had an interest expense of $74,613 on shareholder and affiliate loans.

In fiscal 2002, certain shareholders and officers received management fees and consulting fees totaling $27,500. On April 1, 2002, the Company had outstanding management fees and consulting fees payable to Mr. Petrocelli and Petrocelli Industries Inc. in the aggregate amount of $246,716. No other management fees or consulting fees were payable to shareholders and affiliates. The aggregate amount owed to shareholders and affiliates on the principal and accrued interest on the demand loans, together with the management fees and consulting fees, was $1,032,501.

On April 1, 2002, the Company issued unsecured promissory notes ("Shareholder Loans") in favor of Mr. Petrocelli, Mr. Polan and Petrocelli Industries Inc. in the aggregate amount of $1,032,501 in exchange for and in full satisfaction of all outstanding balances due on the demand loans and management fees and consulting fees. Each Shareholder Loan does not bear interest and requires repayment in twenty-one (21) equal monthly payments from the date repayment commences. Repayment on a Shareholder Loan in the principal amount of $10,263 was scheduled to begin in February 2003, however, the lender agreed to defer the commencement date indefinitely. Repayment on the Shareholder Loans in the aggregate principal amount of $1,022,238 was scheduled to begin in May 2003. In May 2003, the Company made a $25,000 payment on account of the $1,022,238 Shareholder Loans and the lenders agreed to defer the commencement dates indefinitely. The lenders could, however, demand that repayment begin on the Shareholder Loans at any time. Due to the repayment demand option, the Shareholder Loans were reclassified to current in fiscal 2003.

In fiscal 2002, certain stockholders and officers of the Company rendered subcontractor services to the Company totaling $4,096, and the Company rendered subcontractor services to affiliates totaling $5,954.

Except as set forth above, there were no transactions between the Company and any of its current directors, executive officers, affiliates or holders of 5% or more of its voting securities during either of the last two fiscal years.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

Exhibit No.       Description
-----------       -----------

3.1(a)            Articles of Incorporation as amended

3.2(a)            Bylaws as amended

3.3(b)            Certificate of Designation of 10% Series A Convertible
                  Preferred Stock

4.1(a)            Common Stock Certificate

4.2(a)            1999 Incentive Stock Option Plan

4.3(c) Form of Registration Rights Agreement related to the June 2002 private placement of the Company's 10% Series A Convertible Preferred Stock

10.1(d)           Promissory Note issued to Santo Petrocelli, Sr. dated April 1,
                  2002

10.2(d)           Promissory Note issued to Lawrence S. Polan dated April 1,
                  2002

10.3(d)           Promissory Note issued to Petrocelli Industries Inc. dated
                  April 1, 2002

21(a)             Subsidiaries

31 Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------------------

     (a) Filed as Exhibits with the Company's Registration Statement on Form 10-SB filed with the SEC on November 30, 1999, and incorporated by reference herein.

     (b) Filed as an Exhibit with the Company's Annual Report on Form 10-KSB filed with the SEC on August 13, 2002, and incorporated by reference herein.

     (c) Filed as an Exhibit with the Company's Quarterly Report on Form 10-QSB filed with the SEC on September 23, 2002, and incorporated by reference herein.

     (d) Filed as an Exhibit with the Company's Current Report on Form 8-K filed with the SEC on April 18, 2002, and incorporated by reference herein.

         B.       Reports on Form 8-K

Current Reports on Form 8-K filed during the fiscal year ended April 30, 2003 and the subsequent interim period ended August 7, 2003 are as follows:

         o Report on Form 8-K, filed with the SEC on July 16, 2002 announcing the election of Jeffrey L. Powell as President, CEO and Director under Item 5 - Other Events.

         o Report on Form 8-K, filed with the SEC on July 23, 2002 announcing the initial closing of the minimum offering of 500,000 shares of the Company's 10% Series A Convertible Preferred Stock and the election of Joel Schoenfeld as director to fill the vacancy created by the resignation of Michael J. Caputo under Item 5 - Other Events.

         o Report on Form 8-K, filed with the SEC on August 19, 2002 announcing the submission of the certifications required under 18 U.S.C. Section 1350 and related matters under Item 7 - Financial Statements and Exhibits and Item 9 - Regulation FD Disclosure.

         o Report on Form 8-K, filed with the SEC on August 22, 2002, announcing the election of Paul Bailey as Vice President, Secretary and Chief Financial Officer to fill the vacancies created by the resignation of Lawrence S. Polan under Item 5 - Other Events.

         o Report on Form 8-K, filed with the SEC on November 6, 2002, announcing the election of Michael J. Caputo as interim President, Principal Executive and Financial Officer and the resignations of Jeffrey L. Powell, Paul Bailey and Joel Schoenfeld under Item 5 - Other Events.

         o Report on Form 8-K, filed with the SEC on January 21, 2003, announcing the commencement of proceedings against National Abatement Corp. for violation of Clean Air Act under Item 5 - Other Events.

         o Report on Form 8-K, filed with the SEC on April 16, 2003, announcing the intention of National Abatement Corp. to cease business operations under Item 5 - Other Events.

         o Report on Form 8-K, filed with the SEC on April 29, 2003, announcing the resignation of Michael J. Caputo as interim President, Principal Executive and Financial Officer under Item 5
              - Other Events.

         o Report on Form 8-K, filed with the SEC on June 26, 2003, announcing the engagement of Michael J. Caputo as interim President, Principal Executive and Financial Officer on a limited basis under Item 5 - Other Events.

         o Report on Form 8-K, filed with the SEC on July 17, 2003, announcing the settlement of the conclusion of the proceedings against National Abatement Corp. with respect to violations under the Clean Air Act under Item 5 - Other Events.

ITEM 14. CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Company, who are the same person (the "Certifying Officer"), with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in sections 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing date of this annual report. Based upon that evaluation, the Certifying Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NESCO INDUSTRIES, INC.

                                             /s Michael J. Caputo
                                             ---------------------------
                                             Name:  Michael J. Caputo
                                             Title: President
                                             Date:  September 2, 2003

In accordance with the Exchange, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                        Date
---------                          -----                        ----

/s/ Santo Petrocelli, Sr.          Chairman and Director        August 18, 2003
-------------------------
Santo Petrocelli, Sr.

/s/ Santo Petrocelli, Jr.          Director                     August 18, 2003
-------------------------
Santo Petrocelli, Jr.