Form 10QSB
period 2003-07-31
NESCO INDUSTRIES INC
filed 2003-12-08
CIK 1099609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 31, 2003

          [ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to __________.

                        COMMISSION FILE NUMBER: 000-28307

                             NESCO INDUSTRIES, INC.
             ------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                     13-3709558
    -------------------------------            ---------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)


              22-09 Queens Plaza North, Long Island City, New York
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (718) 752-2400
              ----------------------------------------------------
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer's common stock, par value $.001, was 6,769,963 as of November 28, 2003.

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

                             NESCO INDUSTRIES, INC.

                                      INDEX

PART I           FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

                 Consolidated Balance Sheets as of July 31, 2003
                 and April 30, 2003                                              1

                 Consolidated Statements of Operations for the
                 three months ended July 31, 2003 and 2002                       2

                 Consolidated Statement of Stockholders' Equity
                 (Deficit) for the three months ended July 31, 2003              3

                 Consolidated Statements of Cash Flows for the
                 three months ended July 31, 2003 and 2002                       4

                 Notes to Consolidated Financial Statements                      5

Item 2.          Management's Discussion and Analysis or Plan of Operation      12

Item 3.          Controls and Procedures                                        22

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings                                              23

Item 3.          Defaults Upon Senior Securities                                24

Item 6.          Exhibits and Reports on Form 8-K                               25

Signatures                                                                      26

Exhibit 31       Section 302 Certification

Exhibit 32       Section 906 Certification

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       July 31, 2003              April 30, 2003*
                                                                       -------------              ----------------
                                                                        (Unaudited)
Current Assets:
    Cash and cash equivalents                                            $  260,651                 $    78,695
    Accounts receivable, net of allowance for uncollectibles                312,292                     990,901
    Inventory                                                                    --                      20,000
    Prepaid taxes and expenses                                               83,345                     112,674
                                                                         ----------                 -----------
           Total current assets                                             656,288                   1,202,270
Fixed assets, net of accumulated depreciation                                 9,643                      35,002
Other assets                                                                 85,259                      51,259
                                                                         ----------                 -----------
                                                                         $  751,190                 $ 1,288,531
                                                                         ==========                 ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts payable and accrued expenses                                $1,100,844                 $ 1,369,610
    Related party accounts payable                                          128,659                     128,659
    Loans payable, shareholders                                           1,007,501                   1,032,501
    Billing in excess of costs and estimated earnings
       on uncompleted contracts                                                  --                      73,586
                                                                         ----------                 -----------
          Total current liabilities                                       2,237,004                   2,604,356
Deferred sublease rental - related party                                    198,900                     210,600
                                                                         ----------                 -----------
          Total liabilities                                               2,435,904                   2,814,956
                                                                         ----------                 -----------
Commitments and Contingencies:

Stockholders' Equity (Deficit):
    10% convertible preferred stock, $0.001 par value;
       1,000,000 shares authorized, 512,500 shares issued and
       outstanding                                                              513                         513
Preferred stock issuable (147,486 and 93,182 shares, respectively)          147,603                      88,264
    Common stock, $0.001 par value;
       25,000,000 shares authorized, 6,769,963
       shares issued and outstanding                                          6,770                       6,770
    Capital in excess of par value                                        2,586,340                   2,571,227
    Accumulated deficit                                                  (4,425,940)                 (4,193,199)
                                                                         ----------                 -----------
                                                                         (1,684,714)                 (1,526,425)
                                                                         ----------                 -----------
                                                                         $  751,190                 $ 1,288,531
                                                                         ==========                 ===========

* Condensed from audited financial statements.

The accompanying notes are an integral part of these statements.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED JULY 31

                                                                                    2003                        2002
                                                                                    ----                        ----
Operations of Discontinued Business

Revenues                                                                         $    8,999                 $ 1,372,324

Cost of revenues                                                                      2,913                   1,157,926
                                                                                 ----------                 -----------
     Gross profit                                                                     6,086                     214,398

General and administrative expenses                                                 171,916                     538,963
                                                                                 ----------                 -----------
                                                                                   (165,830)                   (324,565)
                                                                                 ----------                 -----------
Other income (expense):

     Sub-lease income-related party                                                  11,700                      11,700

     Interest expense                                                               (15,113)                    (99,346)

     Loss on disposal of fixed assets                                                (4,159)                         --
                                                                                 ----------                 -----------

     Net loss                                                                    $ (173,402)                $  (412,211)

Recurring convertible preferred stock dividends in kind                              31,547                      11,389

Additional shares of convertible preferred stock to holders                          27,792                          --

Beneficial conversion feature of convertible preferred stock                             --                     512,500
                                                                                 ----------                 -----------
     Net loss attributable to common shareholders                                  (232,741)                $  (936,100)
                                                                                 ==========                 ===========
Basic and diluted loss per share                                                 $    (0.03)                $     (0.14)
                                                                                 ==========                 ===========
Weighted average common shares outstanding -- basic and diluted                   6,769,963                   6,723,496
                                                                                 ==========                 ===========
The accompanying notes are an integral part of these statements.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        THREE MONTHS ENDED JULY 31, 2003



                                                                      Preferred Stock
                                             Preferred Stock              Issuable            Common Stock
                                           Shares       Amount       Shares      Amount     Shares     Amount
                                           ------       ------       ------      ------     ------     ------
Balances at May 1, 2003
(as reclassified)                           512,500       $ 513       93,182   $ 88,264    6,769,963   $ 6,770

Preferred stock issuable

     Recurring convertible preferred
        stock dividend in kind                                        28,679     31,547

     Additional shares of convertible
        preferred stock to holders                                    25,625     27,792

Imputed interest on shareholder loans


Net loss for the quarter ended
        July 31, 2003
                                        ------------- ------------ ------------ ---------- ---------- ---------
Balances at July 31, 2003                   512,500       $ 513      147,486  $ 147,603    6,769,963   $ 6,770
                                        ------------- ------------ ------------ ---------- ---------- ---------

[STUBBED]


                                         Capital in
                                         Excess of     Accumulated
                                         Par Value       Deficit          Total
                                         ---------       -------          -----
Balances at May 1, 2003
(as reclassified)                        $ 2,571,227   $(4,193,199)    $(1,526,425)

Preferred stock issuable

     Recurring convertible preferred
        stock dividend in kind                             (31,547)

     Additional shares of convertible
        preferred stock to holders                         (27,792)

Imputed interest on shareholder loans         15,113                        15,113


Net loss for the quarter ended
        July 31, 2003                                     (173,402)       (173,402)
                                       --------------- --------------- ---------------
Balances at July 31, 2003                $ 2,586,340    (4,425,940)     (1,684,714)
                                       --------------- --------------- ---------------

The accompanying notes are an integral part of these statements.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDING JULY 31,

                                                                                          2003             2002
                                                                                          ----             ----
Cash Flows from Operating Activities:
     Net loss                                                                          (173,402)       (412,211)
         Adjustments to reconcile net loss to net cash provided (used) by operating activities:
              Loss on disposal of fixed assets                                            4,159              --
              Imputed interest on shareholders loan                                      15,113              --
              Amortization of discount on bridge loan                                        --          52,726
              Amortization of deferred sub-lease income                                 (11,700)        (11,700)
              Depreciation and amortization                                                 357          51,972
              Provision for bad debts                                                        --          18,029
              Changes in applicable assets and liabilities:
                  Accounts receivable                                                   678,609         735,647
                  Unbilled costs and estimated earnings in excess of
                  billings on uncompleted contracts                                          --          23,191
                  Inventory                                                              20,000           2,013
                  Prepaid expenses and taxes                                             29,329         (94,476)
                  Other assets                                                          (34,000)        (42,300)
                  Accounts payable and accrued expenses                                (268,763)       (424,620)
                  Billings in excess of costs and estimated earnings on
                  uncompleted contracts                                                 (73,586)        (48,538)
                                                                                       --------        --------
                           Net cash provided (used) by operating activities             186,116        (150,267)
                                                                                       --------        --------

Cash Flows from Investing Activities:
         Proceeds on sale of fixed asset                                                 20,840              --
                                                                                       --------        --------
     Net cash provided by investing activities                                           20,840              --
                                                                                       --------        --------
Cash Flows from Financing Activities:
     Repayment of bridge loan                                                                --        (400,000)
     Repayments of  shareholder loans                                                   (25,000)             --
     Net proceeds of convertible preferred stock offering                                    --         865,959
                                                                                       --------        --------
         Net cash provided (used) by financing activities                               (25,000)        465,959
                                                                                       --------        --------

Net increase in cash and equivalents                                                    181,956         315,692
Cash and equivalents, beginning of period                                                78,695         111,260
                                                                                       --------        --------
Cash and equivalents, end of period                                                    $260,651        $426,952
                                                                                       --------        --------

Interest paid                                                                                --              --
Income taxes paid                                                                            --              --


The accompanying notes are an integral part of these statements.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF
                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

A. Organization, Basis of Presentation, Operations and Significant Accounting Policies

General

NESCO Industries, Inc. (hereinafter sometimes referred to as "we" or the "Company"), prior to ceasing business operations and becoming inactive in May 2003, was a provider of asbestos abatement and indoor air quality testing, monitoring and remediation services. In the fiscal year ended April 30, 2003, the Company consolidated the operations of its various subsidiaries, through which it provided services, into a single environmental services operating unit organized under the banner of its wholly-owned subsidiary National Abatement Corporation. Prior to consolidation, the Company provided asbestos abatement, indoor air quality and a variety of other environmental services through its wholly-owned subsidiaries, National Abatement Corporation ("NAC"), NAC/Indoor Air Professionals, Inc. ("IAP") and NAC Environmental Services, Inc. ("NACE").

In May 2003, the Company and its environmental services operating unit ceased business operations and became inactive. The Company's present plan is to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for the Company's stockholders. The Company is in merger/acquisition negotiations with an entity. However, the Company has not entered into, nor does it have any commitment to enter into, any merger or acquisition as of the date of this filing.

The Company's fiscal year ends on April 30 and, therefore, references to fiscal 2004 and fiscal 2003 refer to the fiscal years ending April 30, 2004 and April 30, 2003, respectively.

Certain April 30, 2003 balances relating to related party payables and preferred stock have been reclassified to conform to the current year presentation.

The unaudited consolidated interim financial statements, and accompanying notes included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for the fiscal quarters ended July 31, 2003 and 2002. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results of the first quarter of fiscal 2004 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report filed with the SEC on Form 10-KSB for the fiscal year ended April 30, 2003 and the subsequent reports that are filed by the Company with the SEC, as amended from time to time.

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

B. Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

In May 2003, the Company and its environmental services operating unit ceased business operations and became inactive. The Company's present plan is to identity and complete a merger or acquisition with a private entity whose business presents an opportunity for the Company's stockholders. The Company is in merger/acquisition negotiations with an entity. However, the Company has not entered into, nor does it have any commitment to enter into, any merger or acquisition as of the date of this filing.

In April 2002 and when active, the Company issued unsecured promissory notes ("Shareholder Loans") totaling $1,032,501, in exchange for and in full satisfaction of all outstanding balances due on the demand loans, management fees and consulting fees payable to shareholders and affiliates of the Company. The Shareholder Loans do not bear interest pursuant to their terms. However, commencing in fiscal 2004, the Company has imputed interest on the Shareholder Loans at 6% per annum with an equivalent offset to additional paid in capital. Each Shareholder Loan requires repayment in twenty-one (21) equal monthly payments. Repayment on a Shareholder Loan in the principal amount of $10,263 was scheduled to commence in February 2003, however, the lender agreed to defer the commencement date indefinitely. Repayment on the Shareholder Loans in the aggregate principal amount of $1,022,238 was scheduled to commence in May 2003. In May 2003, the Company paid $25,000 on account of the $1,022,238 Shareholder Loans and the lenders agreed to defer the commencement dates indefinitely. The lenders could, however, demand that repayment begin on the Shareholder Loans at any time. The Company does not have adequate funds as of the date of this filing to pay the monthly installments required under the Shareholder Loans had the lenders demanded that repayment resume. Due to the repayment demand option, the Shareholder Loans were reclassified to current.

In June 2002 and when active, the Company completed the initial and only closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of its 10% Series A Convertible Preferred Stock ("Preferred Stock") to accredited investors at a sale price of $2.00 per share. Five hundred twelve thousand five hundred shares of Preferred Stock were issued, each of which is convertible into four shares of common stock at a conversion price of $0.50 per share. As of the closing, it was determined that the holders of the Preferred Stock received a common stock conversion preference based on the excess of the common stock's then current market value of $0.75 per share over the Preferred Stock's $0.50 per share conversion price. This preference was assigned a value of $512,500 relative to the 2,050,000 underlying shares of common stock into which the issued Preferred Stock may be converted. The Company received net proceeds of $865,959 from the issuance of the 512,500 shares of Preferred Stock. The Company used a portion of the proceeds derived from the private placement to repay $400,000 in principal and all accrued interest on secured bridge loans in the aggregate principal amount of $500,000 procured by the Company in January 2002 from lenders affiliated with the placement agent. The placement agent received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 402,500 shares of common stock at an exercise price of $0.65 per share in connection with the private placement. Warrants for 325,625 shares were issued in June 2002 and warrants for the remaining 76,875 shares were issued in September 2002.

Annual dividends on the outstanding shares of Preferred Stock accrue and are payable in May of each year at a rate of $0.20 per share. Dividends are payable in shares of Preferred Stock based upon the market value of the common stock into which the Preferred Stock is convertible, or in shares of common stock valued at market if sufficient shares of Preferred Stock are not available. In the three months ended July 31, 2003, the Company had accrued Preferred Stock dividends in kind of 28,679 shares valued at $31,547. The Preferred Stock is redeemable at the option of the Company after the second anniversary of the sale date. Consequently, the Preferred Stock has been classified as equity.

The Company attempted to complete the second half of the Preferred Stock offering in fiscal 2003, but was unable to sell any other shares of Preferred Stock due to the economic climate and state of operations of the Company. Because of this and because it did not file a registration statement to register the Preferred Stock sold in the initial closing as required under the registration rights agreements with holders, the Company must issue to such holders, on a pro-rata basis, shares of Preferred Stock in the aggregate amount of 5% of the total amount sold, or 25,625 shares valued at $27,792. The Company intends to issue these shares of Preferred Stock in the third quarter of fiscal 2004.

At July 31, 2003, the Company had a deficit of $1,684,714, negative working capital of $1,580,716 and incurred a net loss of $173,402 for the three months then ended. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent on the Company's ability to meet its financing requirements on an as needed basis, consummate a merger or acquisition and succeed in operations. The Company is not seeking any financing, nor has it entered into or have any commitment to enter into any merger or acquisition as of the date of this filing. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

C. Loss Per Share

Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss, diluted net loss per share was the same as basic net loss per share for the three months ended July 31, 2003 and 2002, since the effect of any potentially dilutive securities would be antidilutive. Options, warrants and other agreements for the issuance of common stock which were excluded from the calculation of diluted loss per share totaled 4,152,500 with an average exercise price of $0.59 as of July 31, 2003, and 3,870,625 with an average exercise price of $0.67 as of July 31, 2002.

D. New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this requirement did not have a material impact on the Company's financial position, results of operations and cash flows.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123," to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method. However, the Company has adopted the new disclosure requirements specified under SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate that FIN 46 will have a material impact on its financial position, results of operations and cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. The Company does not anticipate an impact on its financial position, results of operations and cash flows by adoption of SFAS No. 149.

In May 2003, the FASB issued SFAS No. 150, "Accounting of Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company does not anticipate an impact on its financial position, results of operations and cash flows by adoption of SFAS No. 150.

E. Contingencies - Subsequent Events

Litigation

NAC and/or NACE are co-defendants in lawsuits involving property damage and/or personal injury claims which arose in the ordinary course of business from job-site accidents. Plaintiffs' claims in these lawsuits exceed NAC's and/or NACE's applicable insurance coverages. At July 31, 2003, claims in excess of NAC's and/or NACE's insurance coverages totaled approximately $11,800,000. In October 2003, one case with claims totaling approximately $8,800,000 settled within limits of applicable insurance coverage, which had the effect of reducing claims in excess of insurance coverage to approximately $3,000,000. NAC and/or NACE are being represented in these lawsuits by legal counsel engaged by their insurers and, in most or all cases, have filed cross-claims and third-party claims against other parties. Any judgment or settlement in excess of insurance coverages, however, will require payment by NAC and/or NACE. The Company believes, based on prior experience, that the amount of ultimate liability of NAC and/or NACE with respect to these claims will not have a material impact on the financial position, results of operations and cash flows of the Company. There can be no assurance, however, that any judgment or settlement of these claims will not exceed NAC's and/or NACE's insurance coverages, which could have a material impact on the financial position, results of operations and cash flows of the Company.

On January 15, 2003, NAC and one employee were charged with violation of the Clean Air Act in a one-count federal indictment filed in the United States District Court for the Southern District of New York. The indictment, which relates to work performed in January 1998, alleges that NAC and the employee caused asbestos material to be stripped from a building without adequately wetting it, failed to lower the asbestos material to the floor without dropping or otherwise damaging it, and did not keep asbestos material that had been removed wet until it was collected and contained. The prosecutor subsequently filed a three-count prosecutor's information that superseded the indictment and charged NAC with two additional violations of the Clean Air Act.

On July 1, 2003, NAC pled guilty to the three-count prosecutor's information in accordance with the terms of a negotiated plea agreement. The plea agreement and plea were intended to conclude the proceedings commenced against NAC by the filing of the federal indictment in January 2003. In connection with the plea, NAC received a fine totaling $76,200, which was paid in full by September 30, 2003. A five year probationary period was also imposed on NAC, and in addition, NAC agreed, as a condition of probation, to not engage in any activity relating to (i) inspection, sampling or analysis for the presence of asbestos, (ii) removal, transportation or disposal of asbestos, or (iii) demolition or renovation of buildings. This prohibition does not extend to any construction work limited exclusively to the installation or addition of building components to a structure, not involving the removal of any building components or construction debris. The fine imposed upon NAC has been accrued in the accompanying financial statements. The Company believes that the fine and probation imposed on NAC will not have a material impact on the financial position, results of operations and cash flows of the Company.

On July 31, 2003, an individual commenced an action against IAP in the Supreme Court of New York, County of Queens. The plaintiff alleges to have been injured in an automobile accident with an IAP employee, and seeks damages in the amount of $1,000,000. This claim for damages is within limits of applicable insurance coverages. IAP denies culpability and will vigorously pursue its defenses in this action. The Company believes that the amount of ultimate liability of IAP in this action will not have a material impact on the financial position, results of operations and cash flows of the Company.

Except for the claims against NAC, NACE and IAP set forth above, the Company and its subsidiaries were not involved in any other material legal proceedings in the three months ended July 31, 2003.

Risk and Uncertainties

When the Company was active it routinely handled waste materials in the ordinary course of business, some of which may have been considered to be hazardous waste. The Company was subject to numerous local, state and federal laws and regulations concerning the containment and disposal of asbestos, pursuant to which it incurred compliance and clean-up costs. Proceedings resulting from violations of such laws and regulations could result in substantial costs even though the Company discontinued business operations in May 2003, and could have a material adverse effect on the Company's financial position, results of operations and cash flows.

F. Disposition of Assets - Related Party Transaction

In June 2003, the Company sold vehicles, furniture and equipment to an affiliate of President Michael J. Caputo in a private transaction for a purchase price of $25,000.

G. Subsequent Events - Related Party Transaction

In August 2003, the Company sold substantially all of its remaining vehicles, furniture and equipment in an auction sale for aggregate proceeds of $13,714. Commissions and expenses related to the auction totaled $4,714.

In August 2003, the Company agreed to pay $9,350 in charges to cancel the lease for the warehouse space in Rahway, New Jersey, effective September 30, 2003. This payment will be recorded as a charge to operations in the second quarter of fiscal 2004. The Company was refunded the $40,000 deposit held by the landlord. In September 2003, the Company cancelled the lease for the small storage area in midtown Manhattan without charge.

In October 2003, the Company paid $25,000 on account of a Shareholder Loan owed to Chairman Santo Petrocelli, Sr.

H. Stock Based Compensation

The Company has one effective stock-based employee compensation plan and one plan that failed to become effective in fiscal 2003. The Company uses the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. The following table illustrates the effect on net loss and earnings per share for the three months ended July 31, 2003 if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation".

                                                                                                  July 31, 2003
                                                                                                  -------------
     Net loss, as reported                                                                         $ (173,402)

     Add: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax
     effects                                                                                            5,775
                                                                                                    ---------
     Proforma net loss                                                                              $(179,177)
                                                                                                    =========

     Basis and diluted loss per share, as reported                                                     $(0.03)
                                                                                                       ======

     Basis and diluted loss per share, proforma                                                        $(0.03)
                                                                                                       ======

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Quarterly Report on Form 10-QSB of NESCO Industries, Inc. (hereinafter sometimes referred to as "we" or the "Company") for the quarter ended July 31, 2003, contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "anticipates," "expects," "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Forward-looking statements frequently convey the Company's expectations regarding, among other things,

     o   ability to continue in existence;
     o   ability to secure funds necessary to continue in existence;
     o   merger and acquisition prospects;
     o   transition to a new business;
     o   current and potential claims, actions and proceedings;
     o   financial condition, results of operations and cash flows; and

similar matters. Any or all of the forward-looking statements may turn out to be wrong. Many factors may cause actual results to differ from forward-looking statements, including inaccurate assumptions and a broad variety of risks and uncertainties, some of which are known and others of which are not. Known risks and uncertainties include those identified from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"), which should be considered together with any forward-looking statement. No forward-looking statement is a guarantee of future results or events, and one should avoid placing undue reliance on such statements. The Company expressly disclaims any obligation or undertaking to update or revise forward-looking statements made in this report or in other reports it files with the SEC.

About the Company

NESCO Industries, Inc. (hereinafter sometimes referred to as "we" or the "Company"), prior to ceasing business operations and becoming inactive in May 2003, was a provider of asbestos abatement and indoor air quality testing, monitoring and remediation services. In the fiscal year ended April 30, 2003, the Company consolidated the operations of its various subsidiaries, through which it provided services, into a single environmental services operating unit organized under the banner of its wholly-owned subsidiary National Abatement Corporation. Prior to consolidation, the Company provided asbestos abatement, indoor air quality and a variety of other environmental services through its wholly-owned subsidiaries, National Abatement Corporation ("NAC"), NAC/Indoor Air Professionals, Inc. ("IAP") and NAC Environmental Services, Inc. ("NACE").

Corporate History
-----------------

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

NAC was incorporated in May 1988 and became inactive in May 2003. Prior to becoming inactive NAC provided asbestos abatement, lead abatement and indoor air quality services.

NACE was incorporated in May 1993 and became inactive in fiscal 2003 so the Company could focus resources toward indoor air quality services. Prior to becoming inactive NACE provided environmental services such as subsurface soils/groundwater remediation, Phase I and Phase II environmental site assessments, underground storage tank management and remediation.

IAP was incorporated in June 1999 and became inactive in fiscal 2003. Prior to becoming inactive IAP provided indoor air quality testing, monitoring and remediation services primarily in New York, New Jersey and Connecticut.

Business Developments - Fiscal 2003
-----------------------------------

In the first part of fiscal 2003, the Company began to implement strategies for achieving its operational goals which included changes in the way the business was managed and operated. The Company consolidated the operations and activities of its various subsidiaries into a single environmental services operating unit, under the banner of NAC, to cut costs and improve efficiency. As a result, the Company believed that it operated in one business segment.

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

Due primarily to the inability of the Company to implement its growth strategy for indoor air quality services, the change in management in October 2002, and the trend of lower revenues and margins from the environmental services operating unit, the Company elected in the third quarter of fiscal 2003 to seek a new business focus beyond the environmental services industry. The Company began to evaluate alternative business focuses and engage in negotiations with potential buyers of the environmental services operating unit. The Company, however, was unable to find a new business focus or sell the environmental services operating unit.

In the forth quarter of fiscal 2003, the Company elected to wind down business operations, terminate substantially all of its employees and become inactive in order to conserve financial and other resources until a new business focus was identified.

Business Developments - Fiscal 2004
-----------------------------------

In May 2003, the Company and its environmental services operating unit completed the wind down of their business operations and became inactive. The Company's present plan is to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for the Company's stockholders. The Company is in merger/acquisition negotiations with an entity. However, the Company has not entered into, nor does it have any commitment to enter into, any merger or acquisition as of the date of this filing.

In June 2003, the Company sold vehicles, furniture and equipment to an affiliate of President Michael J. Caputo in a private transaction for a purchase price of $25,000. The Company believes the purchase price for these assets was fair, and as favorable as if the transaction were negotiated at arms length with an unaffiliated party.

In August 2003, the Company auctioned substantially all of its remaining vehicles, furniture and equipment for gross proceeds of $13,714. Commissions and expenses related to the auction totaled $4,714.

In August 2003, the Company agreed to pay $9,350 in charges to cancel the lease for the warehouse space in Rahway, New Jersey, effective September 30, 2003. The Company was refunded the $40,000 deposit held by the landlord. In September 2003, the Company cancelled the lease for the small storage area in midtown Manhattan without charge.

Critical Accounting Policies And Estimates

The Company considers certain accounting policies related to revenue recognition, allowance for doubtful accounts and valuation of deferred tax assets, to be critical policies due to the estimation processes involved in each.

Revenue Recognition
-------------------

When active the Company derived a significant portion of its revenue from fixed price contracts, which required continuing estimations of costs to complete each job. From time to time due to job conditions, job scheduling and productivity, the cost to complete estimates were revised upward or downward which correspondingly increased or decreased both estimated revenues and estimated gross profits, and earned revenues and earned gross profits. The Company used the percentage of completion method to recognize revenue for each project. When an estimate indicated a significant loss (i.e., estimated costs exceed estimated revenues), the entire estimated loss was recognized in the Company's results of operations. Any changes in estimated amounts, including contract losses, could have been material to the Company's results of operation in both current and future periods, as jobs progressed to completion.

Allowance for Doubtful Accounts
-------------------------------

The Company records an allowance for uncollectible amounts based on a review of the collectibility of its accounts receivable. Management determines the adequacy of this allowance by analyzing historical bad debts, continually evaluating individual customer receivables and considering the customer's financial condition and current economic conditions. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The Company's accounts receivable balance as of July 31, 2003 was $312,292, net of an allowance for doubtful accounts of $234,722.

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

Results of Operation - Three Months ended July 31, 2003 and 2002

Due to the fact the Company ceased business operations and became inactive in May 2003, revenues declined significantly to $8,999 in the first quarter of fiscal 2004, compared with revenues of $1,372,324 in the first quarter of fiscal 2003. General and administrative expenses also declined significantly to $171,916 in the first quarter of fiscal 2004, compared with general and administrative expenses of $538,963 in the first quarter of fiscal 2003

Interest expense declined significantly to $15,113 in the first quarter of fiscal 2004, compared with interest expense of $99,346 in the first quarter of fiscal 2003. The decline of interest expense was principally due to satisfaction of interest-bearing debt in fiscal 2003. In fiscal 2004 the Company began imputing interest on non-interest bearing shareholder loans at 6% which is the only component of interest expense in this quarter.

The Company recorded dividends of $31,547 in the first quarter of fiscal 2004 payable to holders of its 10% Series A Convertible Preferred Stock ("Preferred Stock"), compared with dividends of $11,389 in the first quarter of fiscal 2003. The Preferred Stock, which was issued in June 2002, pays annual dividends at the rate of $.20 per share in kind, or in shares of common stock if a sufficient number of shares of Preferred Stock is not available.

Issuance of the Preferred Stock in June 2002 resulted in a preferential conversion feature that was valued at $512,500 during the first quarter of fiscal 2003. The preference's value was determined based on: (a) the number of underlying shares of common stock into which the Preferred Stock may be converted, and (b) the difference between the Preferred Stock conversion price per share of common stock and the prevailing market value of a share of common stock on the date the Preferred Stock was issued.

Liquidity and Capital Resources

Net cash provided by operating activities was $186,116 in the first quarter of fiscal 2004, compared with net cash used of $150,267 in the first quarter of fiscal 2003. Net cash provided by operating activities in the first quarter of fiscal 2004 was principally derived from the collection of accounts receivable in the quarter. Net cash provided by investing activities was $20,840 in the first quarter of fiscal 2004, compared with no cash provided or used in the first quarter of fiscal 2003. Net cash provided by investing activities in the first quarter of fiscal 2004 was principally derived from sale of vehicles, furniture and equipment. Net cash used by financing activities was $25,000 in the first quarter of fiscal 2004, compared with net cash provided of $465,959 in the first quarter of fiscal 2003. The net cash used by financing activities in the first quarter of 2004 was derived from the repayment on account of Shareholder Loans (as defined below). The net cash provided by financing activities in the first quarter of fiscal 2003 was principally derived from the private placement of 512,500 shares of Preferred Stock.

In June 2002 and when active, the Company completed the initial and only closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of its Preferred Stock to accredited investors at a sale price of $2.00 per share. Five hundred twelve thousand five hundred shares of Preferred Stock were issued, each of which is convertible into four shares of common stock at a conversion price of $0.50 per share. As of the closing, it was determined that the holders of the Preferred Stock received a common stock conversion preference based on the excess of the common stock's then current market value of $0.75 per share over the Preferred Stock's $0.50 per share conversion price. This preference was assigned a value of $512,500 relative to the 2,050,000 underlying shares of common stock into which the issued Preferred Stock may be converted. The Company received net proceeds of $865,959 from the issuance of the 512,500 shares of Preferred Stock. The Company used a portion of the proceeds derived from the private placement to repay $400,000 in principal and all accrued interest on secured bridge loans in the aggregate principal amount of $500,000 procured by the Company in January 2002 from lenders affiliated with the placement agent. The placement agent received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 402,500 shares of common stock at an exercise price of $0.65 per share in connection with the private placement. Warrants for 325,625 shares were issued in June 2002 and warrants for the remaining 76,875 shares were issued in September 2002.

Annual dividends on the outstanding shares of Preferred Stock accrue and are payable in May of each year at a rate of $0.20 per share. Dividends are payable in shares of Preferred Stock based upon the market value of the common stock into which the Preferred Stock is convertible, or in shares of common stock valued at market if sufficient shares of Preferred Stock are not available. In the three months ended July 31, 2003, the Company had accrued Preferred Stock dividends in kind of 28,679 shares valued at $31,547. The Preferred Stock is redeemable at the option of the Company after the second anniversary of the sale date. Consequently, the Preferred Stock has been classified as equity.

The Company attempted to complete the second half of the Preferred Stock offering in fiscal 2003, but was unable to sell any other shares of Preferred Stock due to the economic climate and state of operations of the Company. Because of this and because it did not file a registration statement to register the Preferred Stock sold in the initial closing as required under the registration rights agreements with holders, the Company must issue to such holders, on a pro-rata basis, shares of Preferred Stock in the aggregate amount of 5% of the total amount sold, or 25,625 shares valued at $27,792. The Company intends to issue these shares of Preferred Stock in the third quarter of fiscal 2004.

In April 2002 and when active, the Company issued unsecured promissory notes ("Shareholder Loans") totaling $1,032,501, in exchange for and in full satisfaction of all outstanding balances due on the demand loans, management fees and consulting fees payable to shareholders and affiliates of the Company. The Shareholder Loans do not bear interest pursuant to their terms. However, commencing in fiscal 2004, the Company has imputed interest on the Shareholder Loans at 6% per annum with an equivalent offset to additional paid in capital. Each Shareholder Loan requires repayment in twenty-one (21) equal monthly payments. Repayment on a Shareholder Loan in the principal amount of $10,263 was scheduled to commence in February 2003, however, the lender agreed to defer the commencement date indefinitely. Repayment on the Shareholder Loans in the aggregate principal amount of $1,022,238 was scheduled to commence in May 2003. In May 2003, the Company paid $25,000 on account of the $1,022,238 Shareholder Loans and the lenders agreed to defer the commencement dates indefinitely. The lenders could, however, demand that repayment begin on the Shareholder Loans at any time. In October 2003, the Company paid $25,000 on account of a Shareholder Loan owed to Chairman Santo Petrocelli, Sr. The Company does not have adequate funds as of the date of this filing to pay the monthly installments required under the Shareholder Loans had the lenders demanded that repayment resume. Due to the repayment demand option, the Shareholder Loans were reclassified to current. The Company does not believe it can procure any additional shareholder loans due to its financial condition and inactive state of operations.

NAC and/or NACE are co-defendants in lawsuits involving property damage and/or personal injury claims which arose in the ordinary course of business from job-site accidents. Plaintiffs' claims in these lawsuits exceed NAC's and/or NACE's applicable insurance coverages. At July 31, 2003, claims in excess of NAC's and/or NACE's insurance coverages totaled approximately $11,800,000. In October 2003, one case with claims totaling approximately $8,800,000 settled within limits of applicable insurance coverage, which had the effect of reducing claims in excess of insurance coverage to approximately $3,000,000. NAC and/or NACE are being represented in these lawsuits by legal counsel engaged by their insurers and, in most or all cases, have filed cross-claims and third-party claims against other parties. Any judgment or settlement in excess of insurance coverages, however, will require payment by NAC and/or NACE. The Company believes, based on prior experience, that the amount of ultimate liability of NAC and/or NACE with respect to these claims will not have a material impact on the financial position, results of operations and cash flows of the Company. There can be no assurance, however, that any judgment or settlement of these claims will not exceed NAC's and/or NACE's insurance coverages, which could have a material impact on the financial position, results of operations and cash flows of the Company.

On January 15, 2003, NAC and one employee were charged with violation of the Clean Air Act in a one-count federal indictment filed in the United States District Court for the Southern District of New York. The indictment, which relates to work performed in January 1998, alleges that NAC and the employee caused asbestos material to be stripped from a building without adequately wetting it, failed to lower the asbestos material to the floor without dropping or otherwise damaging it, and did not keep asbestos material that had been removed wet until it was collected and contained. The prosecutor subsequently filed a three-count prosecutor's information that superseded the indictment and charged NAC with two additional violations of the Clean Air Act.

On July 1, 2003, NAC pled guilty to the three-count prosecutor's information in accordance with the terms of a negotiated plea agreement. The plea agreement and plea were intended to conclude the proceedings commenced against NAC by the filing of the federal indictment in January 2003. In connection with the plea, NAC received a fine totaling $76,200, which was paid in full by September 30, 2003. A five year probationary period was also imposed on NAC, and in addition, NAC agreed, as a condition of probation, to not engage in any activity relating to (i) inspection, sampling or analysis for the presence of asbestos, (ii) removal, transportation or disposal of asbestos, or (iii) demolition or renovation of buildings. This prohibition does not extend to any construction work limited exclusively to the installation or addition of building components to a structure, not involving the removal of any building components or construction debris. The fine imposed upon NAC has been accrued in the accompanying financial statements. The Company believes that the fine and probation imposed on NAC will not have a material impact on the financial position, results of operations and cash flows of the Company.

On July 31, 2003, an individual commenced an action against IAP in the Supreme Court of New York, County of Queens. The plaintiff alleges to have been injured in an automobile accident with an IAP employee, and seeks damages in the amount of $1,000,000. This claim for damages is within limits of applicable insurance coverages. IAP denies culpability and will vigorously pursue its defenses in this action. The Company believes that the amount of ultimate liability of IAP in this action will not have a material impact on the financial position, results of operations and cash flows of the Company.

Except for the claims against NAC, NACE and IAP set forth above, the Company and its subsidiaries were not involved in any other material legal proceedings in the three months ended July 31, 2003.

The following table provides a summary of our contractual obligations at November 28, 2003:

                                                                  Less than            1-3              3 or More
                                                     Total          1 Year            Years               Years
                                                  -----------     -----------         -----             ---------
     Loans payable, shareholders (a)              $ 1,007,501     $ 1,007,501       $      --            $      --
     Operating lease (b)                               12,000          12,000              --                   --
     Operating lease, sublease (c)                    863,765         178,710         357,420              327,635
                                                  -----------     -----------       ---------            ---------

         Total contractual obligations            $ 1,883,266     $ 1,198,211       $ 357,420            $ 327,635
                                                  ===========     ===========       =========            =========

------------------

         (a) Loans payable, shareholders:
             ----------------------------

         In April 2002 and when active, the Company issued unsecured promissory notes ("Shareholder Loans") totaling $1,032,501, in exchange for and in full satisfaction of all outstanding balances due on the demand loans, management fees and consulting fees payable to shareholders and affiliates of the Company. The Shareholder Loans do not bear interest pursuant to their terms. However, commencing in fiscal 2004, the Company has imputed interest on the Shareholder Loans at 6% per annum with an equivalent offset to additional paid in capital. Each Shareholder Loan requires repayment in twenty-one (21) equal monthly payments. Repayment on a Shareholder Loan in the principal amount of $10,263 was scheduled to commence in February 2003, however, the lender agreed to defer the commencement date indefinitely. Repayment on the Shareholder Loans in the aggregate principal amount of $1,022,238 was scheduled to commence in May 2003. In May 2003, the Company paid $25,000 on account of the $1,022,238 Shareholder Loans and the lenders agreed to defer the commencement dates indefinitely. The lenders could, however, demand that repayment begin on the Shareholder Loans at any time. The Company does not have adequate funds as of the date of this filing to pay the monthly installments required under the Shareholder Loans had the lenders demanded that repayment resume. Due to the repayment demand option, the Shareholder Loans were reclassified to current.

         (b) Operating lease:
             ----------------

         The Company subleases its office space from PEC Realty Corp., an entity owned and controlled by Chairman Santo Petrocelli, Sr. and his family. The sublease term is month-to-month with a monthly rent of approximately $1,000.

         (c) Operating lease, sublease:
             --------------------------

         The Company subleases office facilities to a subtenant at cost under a lease with an annual rent of approximately $178,000 that expires on September 30, 2008. The Company would have to pay the obligations under the lease in the event of default by the subtenant under the parties' sublease agreement.

At July 31, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such activities.

At July 31, 2003, the Company had a deficit of $1,684,714, negative working capital of $1,580,716 and incurred a net loss of $173,402 for the three months then ended. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent on the Company's ability to meet its financing requirements on an as needed basis, consummate a merger or acquisition and succeed in operations. The Company is in merger/acquisition negotiations with an entity. However, the Company has not entered into, nor does it have any commitment to enter into, any merger or acquisition as of the date of this filing. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this requirement did not have a material impact on the Company's financial position, results of operations and cash flows.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123," to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method. However, the Company has adopted the new disclosure requirements specified under SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate that FIN 46 will have a material impact on its financial position, results of operations and cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. The Company does not anticipate an impact on its financial position, results of operations and cash flows by adoption of SFAS No. 149.

In May 2003, the FASB issued SFAS No. 150, "Accounting of Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company does not anticipate an impact on its financial position, results of operations and cash flows by adoption of SFAS No. 150.

Item 3. Controls and Procedures

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

On January 15, 2003, NAC and one employee were charged with violation of the Clean Air Act in a one-count federal indictment filed in the United States District Court for the Southern District of New York. The indictment, which relates to work performed in January 1998, alleges that NAC and the employee caused asbestos material to be stripped from a building without adequately wetting it, failed to lower the asbestos material to the floor without dropping or otherwise damaging it, and did not keep asbestos material that had been removed wet until it was collected and contained. The prosecutor subsequently filed a three-count prosecutor's information that superseded the indictment and charged NAC with two additional violations of the Clean Air Act.

On July 1, 2003, NAC pled guilty to the three-count prosecutor's information in accordance with the terms of a negotiated plea agreement. The plea agreement and plea were intended to conclude the proceedings commenced against NAC by the filing of the federal indictment in January 2003. In connection with the plea, NAC received a fine totaling $76,200, which was paid in full by September 30, 2003. A five year probationary period was also imposed on NAC, and in addition, NAC agreed, as a condition of probation, to not engage in any activity relating to (i) inspection, sampling or analysis for the presence of asbestos, (ii) removal, transportation or disposal of asbestos, or (iii) demolition or renovation of buildings. This prohibition does not extend to any construction work limited exclusively to the installation or addition of building components to a structure, not involving the removal of any building components or construction debris. The fine imposed upon NAC has been accrued in the accompanying financial statements. The Company believes that the fine and probation imposed on NAC will not have a material impact on the financial position, results of operations and cash flows of the Company.

On July 31, 2003, an individual commenced an action against IAP in the Supreme Court of New York, County of Queens. The plaintiff alleges to have been injured in an automobile accident with an IAP employee, and seeks damages in the amount of $1,000,000. This claim for damages is within limits of applicable insurance coverages. IAP denies culpability and will vigorously pursue its defenses in this action. The Company believes that the amount of ultimate liability of IAP in this action will not have a material impact on the financial position, results of operations and cash flows of the Company.

In October 2003, a case against NAC relating to job site injuries with claims totaling approximately $8,800,000 settled within limits of applicable insurance coverage.

Item 3. Defaults Upon Senior Securities

In June 2002, the Company completed the initial closing of an offering of up to 1,000,000 shares of its Preferred Stock to accredited investors at $2.00 per share. Investors purchased a total of 512,500 in this closing. Although the Company has successfully completed the initial closing of the Preferred Stock offering, the Company will not be able to complete the second half of the offering due to the current economic climate and state of operations of the Company. The Company has not registered the 512,500 shares of Preferred Stock sold in the initial closing, as required under the registration rights agreements with holders, and, as a result, must issue to such holders, on a pro-rata basis, shares of Preferred Stock in the aggregate amount of 5% of the total amount sold, or 25,625 shares valued at $27,792.

The Company failed to issue 93,182 shares of Preferred Stock in payment of annual dividends in kind accrued and payable to holders of Preferred Stock as of May 1, 2003.

The Company intends to satisfy the above obligations and issue the required shares of Preferred Stock in the third quarter of fiscal 2004.

Item 6            Exhibits and Reports on Form 8-K

Exhibits

No.               Description
---               -----------

31                Section 302 Certification

32                Section 906 Certification

Reports on Form 8-K

Current Reports on Form 8-K filed during the first quarter of fiscal 2004 and the subsequent interim period ended November 28, 2003 are as follows:

     o Report on Form 8-K, filed with the Commission on June 26, 2003, announcing the limited engagement of Michael J. Caputo as interim President and Principal Executive and Financial Officer under
         Item 5 - Other Events.

     o Report on Form 8-K, filed with the Commission on July 17, 2002, announcing the conclusion of the Clean Air Act proceedings commenced against National Abatement Corporation in January 2003 under
         Item 5 - Other Events.

     o Report on Form 8-K, filed with the Commission on September 30, 2003, announcing the change in independent auditors of the Company and extension of the limited engagement of Michael J. Caputo as interim President and Principal Executive and Financial Officer under Item 4 - Changes in Registrants Certifying Accountant, Item 5 - Other Events, and Item 7 - Financial Statements and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                               NESCO INDUSTRIES, INC.


DATE: December 8, 2003                         By:  /s/ Michael J. Caputo
                                                  -----------------------------
                                                    Michael J. Caputo
                                                    President
                                                    (Principal Executive and
                                                    Financial Officer)