Form 10QSB
period 2003-10-31
NESCO INDUSTRIES INC
filed 2003-12-22
CIK 1099609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer's common stock, par value $.001, was 6,769,963 as of December 19, 2003.

Transitional Small Business Disclosure Format:  Yes [  ]     No [X]

                             NESCO INDUSTRIES, INC.

                                      INDEX


PART I         FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

               Consolidated Balance Sheets as of October 31, 2003
               and April 30, 2003.........................................   1

               Consolidated Statements of Operations for the
               three and six months ended October 31, 2003 and 2002.......   2

               Consolidated Statement of Stockholders' Equity
               (Deficit) for the six months ended October 31, 2003........   4

               Consolidated Statements of Cash Flows for the
               six months ended October 31, 2003 and 2002.................   5

               Notes to Consolidated Financial Statements.................   6

Item 2.        Management's Discussion and Analysis or Plan of Operation..  12

Item 3.        Controls and Procedures....................................  18

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings..........................................  19

Item 3.        Defaults Upon Senior Securities............................  19

Item 6.        Exhibits and Reports on Form 8-K...........................  19

Signatures     ...........................................................  20

Exhibit 31     Section 302 Certification

Exhibit 32     Section 906 Certification

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            ASSETS

                                                                       October 31, 2003     April 30, 2003*
                                                                       ----------------     ---------------
                                                                          (Unaudited)
Current Assets:
    Cash and cash equivalents                                             $   392,763         $    78,695
    Accounts receivable, net of allowance for uncollectibles                  119,348             990,901
    Inventory                                                                    --                20,000
    Prepaid taxes and expenses                                                   --               112,674
                                                                          -----------         -----------
           Total current assets                                               512,111           1,202,270

Fixed assets, net of accumulated depreciation                                   9,286              35,002

Other assets                                                                    1,909              51,259
                                                                          -----------         -----------
                                                                          $   523,306         $ 1,288,531
                                                                          ===========         ===========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts payable and accrued expenses                                 $   976,346         $ 1,369,610
    Related party accounts payable                                            128,659             128,659
    Loans payable, shareholders                                               982,501           1,032,501
    Billing in excess of costs and estimated earnings
       on uncompleted contracts                                                  --                73,586
                                                                          -----------         -----------
          Total current liabilities                                         2,087,506           2,604,356

Deferred sublease rental - related party                                      187,200             210,600
                                                                          -----------         -----------
          Total liabilities                                                 2,274,706           2,814,956
                                                                          -----------         -----------

Commitments and Contingencies:

Stockholders' Equity (Deficit):
    10% convertible preferred stock, $0.001 par value;
       1,000,000 shares authorized, 512,500 shares issued and
       outstanding                                                                513                 513
Preferred stock issuable (177,469 and 93,182 shares, respectively)            180,584              88,264
    Common stock, $0.001 par value;
       25,000,000 shares authorized, 6,769,963
       shares issued and outstanding                                            6,770               6,770
    Capital in excess of par value                                          2,601,078           2,571,227
    Accumulated deficit                                                    (4,540,345)         (4,193,199)
                                                                          -----------         -----------
                                                                           (1,751,400)         (1,526,425)
                                                                          -----------         -----------
                                                                          $   523,306         $ 1,288,531
                                                                          ===========         ===========


* Condensed from audited financial statements.

The accompanying notes are an integral part of these statements.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED OCTOBER 31,

Operations of Discontinued Business                                  2003           2002
                                                                  -----------    -----------

Revenues                                                          $       690    $ 1,282,671

Cost of revenues                                                       (3,996)     1,186,962
                                                                  -----------    -----------
     Gross profit                                                       4,686         95,709

General and administrative expenses                                    83,072        627,720
                                                                  -----------    -----------
                                                                      (78,386)      (532,011)
                                                                  -----------    -----------
Other income (expense):

     Sub-lease income-related party                                    11,700         11,700

     Interest expense                                                 (14,738)        (2,313)
                                                                  -----------    -----------
     Net loss                                                     $   (81,424)   $  (522,624)

Recurring convertible preferred stock dividends in kind                32,981         25,625

     Net loss attributable to common shareholders                 $  (114,405)   $  (548,249)
                                                                  ===========    ===========
Basic and diluted loss per share                                  $     (0.02)   $     (0.08)
                                                                  ===========    ===========
Weighted average common shares outstanding -- basic and diluted     6,769,963      6,769,963
                                                                  ===========    ===========

The accompanying notes are an integral part of these statements.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED OCTOBER 31,

                                                                  2003            2002
                                                               -----------    -----------
Operations of Discontinued Business

Revenues                                                       $     9,689    $ 2,654,995

Cost of revenues                                                    (1,083)     2,344,888
                                                               -----------    -----------

     Gross profit                                                   10,772        310,107

General and administrative expenses                                254,988      1,166,683
                                                               -----------    -----------

                                                                  (244,216)      (856,576)
                                                               -----------    -----------

Other Income (Expense):
 Sub-lease income-related party                                     23,400         23,400
 Interest expense                                                  (29,851)      (101,659)
 Loss on disposal of fixed assets                                   (4,159)          --
                                                               -----------    -----------
      Net Loss                                                 $  (254,826)   $  (934,835)

Recurring convertible preferred stock dividends in kind             64,528         37,014
Additional shares of convertible preferred stock to holders         27,792
Beneficial conversion feature of convertible preferred stock          --          512,500
                                                               -----------    -----------

 Net loss attributable to common shareholders                  $  (347,146)   $(1,484,349)
                                                               ===========    ===========


Basic and diluted loss per share                               $     (0.05)   $     (0.22)
                                                               ===========    ===========

Weighted average common shares outstanding -
        basic and diluted                                        6,769,963      6,746,729
                                                               ===========    ===========

The accompanying notes are an integral part of these statements.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        SIX MONTHS ENDED OCTOBER 31, 2003




                                                 Preferred Stock       Preferred Stock Issuable       Common Stock
                                               Shares        Amount      Shares         Amount     Shares       Amount
                                              -----------  ----------  -----------    ---------   ---------    -------

Balances at May 1, 2003
(as reclassified)                                 512,500       $ 513       93,182     $ 88,264   6,769,963    $ 6,770

Preferred stock issuable

      Recurring convertible preferred
            stock dividend in kind                                          58,662       64,528

      Additional shares of convertible
            preferred stock to holders                                      25,625       27,792

Imputed interest on shareholder loans


Net loss for the six months ended
      October 31, 2003
                                              -----------  ----------  -----------    ---------   ---------    -------
Balances at October 31, 2003                      512,500       $ 513      177,469    $ 180,584   6,769,963    $ 6,770
                                              ===========  ==========  ===========    =========   =========    =======



                                                  Capital in
                                                  Excess of      Accumulated
                                                  Par Value        Deficit          Total
                                                 -----------    -------------    ------------

Balances at May 1, 2003
(as reclassified)                                $ 2,571,227    $  (4,193,199)   $ (1,526,425)

Preferred stock issuable

      Recurring convertible preferred
            stock dividend in kind                                    (64,528)

      Additional shares of convertible
            preferred stock to holders                                (27,792)

Imputed interest on shareholder loans                 29,851                           29,851


Net loss for the six months ended
      October 31, 2003                                               (254,826)       (254,826)
                                                 -----------    -------------    ------------
Balances at October 31, 2003                     $ 2,601,078    $  (4,540,345)   $ (1,751,400)
                                                 ===========    =============    ============



The accompanying notes are an integral part of these statements.

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED OCTOBER 31,


                                                                                 2003        2002
                                                                              ---------    ---------

Cash Flows from Operating Activities:
     Net loss                                                                  (254,826)    (934,835)
         Adjustments to reconcile net loss to net cash provided (used) by operating activities:
              Loss on disposal of fixed assets                                    4,159         --
              Imputed interest on shareholders loan                              29,851         --
              Amortization of discount on bridge loan                              --         52,726
              Amortization of deferred sub-lease income                         (23,400)     (23,400)
              Depreciation and amortization                                         714       65,572
              Provision for bad debts                                              --        (25,465)
              Changes in applicable assets and liabilities:
                  Accounts receivable                                           871,553      787,364
                  Unbilled costs and estimated earnings in excess of
                  billings on uncompleted contracts                                --         95,044
                  Inventory                                                      20,000       (7,326)
                  Prepaid expenses and taxes                                    112,674      (45,530)
                  Other assets                                                   49,350      (54,910)
                  Accounts payable and accrued expenses                        (393,261)    (283,610)
                  Billings in excess of costs and estimated earnings on
                  uncompleted contracts                                         (73,586)    (160,518)
                                                                              ---------    ---------
                           Net cash provided (used) by operating activities     343,228     (534,888)
                                                                              ---------    ---------

Cash Flows from Investing Activities:
         Proceeds on sale of fixed asset                                         20,840          --
                                                                              ---------    ---------
     Net cash provided by investing activities                                   20,840          --
                                                                              ---------    ---------

Cash Flows from Financing Activities:
     Repayment of bridge loan                                                      --       (500,000)
     Net proceeds of convertible note                                              --        100,000
     Repayments of  shareholder loans                                           (50,000)        --
     Net proceeds of convertible preferred stock offering                          --        865,959
                                                                              ---------    ---------
         Net cash provided (used) by financing activities                       (50,000)     465,959
                                                                              ---------    ---------

Net increase in cash and equivalents                                            314,068      (68,929)
Cash and equivalents, beginning of period                                        78,695      111,260
                                                                              ---------    ---------
Cash and equivalents, end of period                                           $ 392,763    $  42,331
                                                                              =========    =========

Interest paid                                                                      --         22,500
Income taxes paid                                                                  --           --


The accompanying notes are an integral part of these statements.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF
                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

A.       Organization, Basis of Presentation and Principles of Consolidation

General

NESCO Industries, Inc. ("we" or the "Company"), prior to ceasing business operations and becoming inactive in May 2003, was a provider of asbestos abatement and indoor air quality testing, monitoring and remediation services. In the fiscal year ended April 30, 2003, the Company consolidated the operations of its various subsidiaries, through which it provided services, into a single environmental services operating unit organized under the banner of its wholly-owned subsidiary National Abatement Corporation. Prior to consolidation, the Company provided asbestos abatement, indoor air quality and a variety of other environmental services through its wholly-owned subsidiaries, National Abatement Corporation ("NAC"), NAC/Indoor Air Professionals, Inc. ("IAP") and NAC Environmental Services, Inc. ("NACE").

Basis of Presentation and Principles of Consolidation

The unaudited consolidated interim financial statements, and accompanying notes included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for the three and six months ended October 31, 2003 and 2002. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results for the current interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's latest annual report filed with the SEC on Form 10-KSB for the fiscal year ended April 30, 2003.

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from those estimates. Certain April 30, 2003 balances relating to related party payables and preferred stock have been reclassified to conform to the current year presentation.

B.       Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

In April 2002 and when active, the Company issued interest-free, unsecured promissory notes ("Shareholder Loans") in the aggregate amount of $1,032,501 in full satisfaction of outstanding loans and fees payable to shareholders and affiliates. In fiscal 2004, the Company began to impute interest on the Shareholder Loans at 6% per annum with an equivalent offset to additional paid in capital. Repayment on the Shareholder Loans was scheduled to commence in February and May 2003, however, the lenders agreed to defer the commencement dates indefinitely. The lenders could, however, demand that repayment begin on the Shareholder Loans at any time. Due to the repayment demand option, the Shareholder Loans were reclassified to current. The Company has made sporadic payments on Shareholder Loans totaling $50,000 in the six months ended October 31, 2003, which includes a $25,000 payment made in October 2003 on a Shareholder Loan owed to Chairman Santo Petrocelli, Sr. At October 31, 2003, the Shareholder Loans totaled $982,501.

At October 31, 2003, the Company had a deficit of $1,751,400, negative working capital of $1,575,395 and incurred a net loss of $254,826 for the six months then ended. The continuation of the Company as a going concern is dependent on the Company's ability to meet its financing requirements on an as needed basis, consummate a merger or acquisition and succeed in operations. The Company is not seeking any financing. The Company is discussing a merger or acquisition with a private entity, however, the parties have not committed to enter into any merger or acquisition as of the date of this filing. If it is unable to meet its financing requirements on an as needed basis or consummate a merger or acquisition in the near future, the Company may have to explore options such as bankruptcy or discontinue its existence. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

C.       Preferred Stock

Dividends in Period

In the six months ended October 31, 2003, the Company had accrued issuable Preferred Stock dividends in kind of 58,662 shares valued at $64,528. Annual dividends on the outstanding shares of Preferred Stock accrue and are payable in May of each year at a rate of $0.20 per share. Dividends are payable in shares of Preferred Stock based upon the market value of the common stock into which the Preferred Stock is convertible, or in shares of common stock valued at market if sufficient shares of Preferred Stock are not available. The Preferred Stock is redeemable at the option of the Company after the second anniversary of the sale date and has been classified as equity.

Preferred Stock Issuable

The Company must issue a total of 25,625 shares of Preferred Stock to holders because it did not register the 512,500 shares of Preferred Stock sold in June 2002 as required under the registration rights agreements with holders.

The Company must issue 93,182 shares of Preferred Stock in payment of annual dividends in kind accrued and payable to holders of Preferred Stock as of May 1, 2003.

D.       Loss Per Share

Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss, diluted net loss per share was the same as basic net loss per share for the three and six months ended October 31, 2003 and 2002, since the effect of any potentially dilutive securities would be antidilutive. Options, warrants and other agreements for the issuance of common stock which were excluded from the calculation of diluted loss per share totaled 4,152,500 with an average exercise price of $0.59 as of October 31, 2003, and 3,822,500 with an average exercise price of $0.62 as of October 31, 2002.

E.       New Accounting Pronouncements

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. The Company does not anticipate a material impact on its financial position, results of operations and cash flows by adoption of SFAS No. 149.

In May 2003, the FASB issued SFAS No. 150, "Accounting of Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company does not anticipate a material impact on its financial position, results of operations and cash flows by the adoption of SFAS No. 150.

F.       Pending Legal Proceedings

NAC and/or NACE are co-defendants in lawsuits involving property damage and/or personal injury claims which arose in the ordinary course of business from job-site accidents. Plaintiffs' claims in these lawsuits exceed NAC's and/or NACE's applicable insurance coverages. In October 2003, one case with claims totaling approximately $8,800,000 settled within limits of applicable insurance coverage. At October 31, 2003, claims in excess of NAC's and/or NACE's insurance coverages totaled approximately $3,000,000.

In July 2003, NAC pled guilty to a three-count prosecutor's information which concluded the Clean Air Act proceedings commenced in January 2003. NAC received a fine totaling $76,200, which was paid in full by September 30, 2003. A five year probationary period was also imposed on NAC, and in addition, NAC agreed, as a condition of probation, to not engage in certain activities relating to inspection, removal, transportation or disposal of asbestos and demolition or renovation of buildings.

In July 2003, an individual commenced an action against IAP in the Supreme Court of New York, County of Queens. The plaintiff alleges to have been injured in an automobile accident with an IAP employee, and seeks damages in the amount of $1,000,000. This claim for damages is within limits of applicable insurance coverage.

The Company believes that the amount of ultimate liability with respect to the above legal proceedings will not have a material impact on its financial position, results of operations and cash flows. However, any judgment or settlement in excess of applicable insurance coverage would require payment by the Company, which could have a material impact on its financial position, results of operations and cash flows.

G.       Disposition of Assets - Related Party Transaction

In June 2003, the Company sold vehicles, furniture and equipment to an affiliate of President Michael J. Caputo in a private transaction for a purchase price of $25,000.

In August 2003, the Company sold substantially all of its remaining vehicles, furniture and equipment in an auction sale for aggregate proceeds of $13,714. Commissions and expenses related to the auction totaled $4,714.

H.       Revisions to Lease Agreements

The Company subleases its office space on a month-to-month basis from PEC Realty Corp., an entity owned and controlled by Chairman Santo Petrocelli, Sr. and his family. The monthly rent on the sublease was approximately $1,000 in the first quarter of fiscal 2004. Subsequently, the parties agreed to reduce the monthly rent to $500, effective August 1, 2003.

In August 2003, the Company agreed to pay $9,350 in charges to cancel the lease for the warehouse space in Rahway, New Jersey, effective September 30, 2003. This payment was recorded as a charge to operations in the second quarter of fiscal 2004. The Company was refunded the $40,000 deposit held by the landlord.

In September 2003, the Company cancelled the lease for the small storage area in midtown Manhattan without charge.

I.       Stock Based Compensation

The Company has one effective stock-based employee compensation plan. The Company uses the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plan. The following table illustrates the effect on net loss and loss per share for the six months ended October 31, 2003 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation."

                                                             October 31, 2003
                                                             ----------------

     Net loss, as reported                                     $ (254,826)

     Add: Total stock-based employee compensation expense
     determined under fair value based method for awards
     granted, modified, or settled, net of related tax
     effects                                                       11,550
                                                               ----------

     Proforma net loss                                         $ (266,376)
                                                               ==========

     Basic and diluted loss per share, as reported                $ (0.05)
                                                               ==========

     Basic and diluted loss per share, proforma                   $ (0.05)
                                                               ==========

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Management's Discussion and Analysis or Plan of Operation contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of many factors, some of which may be discussed in this report.

About the Company and Plan of Operation

NESCO Industries, Inc. ("we" or the "Company"), prior to ceasing business operations and becoming inactive in May 2003, was a provider of asbestos abatement and indoor air quality testing, monitoring and remediation services. In fiscal 2003, the Company consolidated the operations of its various subsidiaries, through which it provided services, into a single environmental services operating unit organized under the banner of its wholly-owned subsidiary National Abatement Corporation. Prior to consolidation, the Company provided asbestos abatement, indoor air quality and a variety of other environmental services through its wholly-owned subsidiaries, National Abatement Corporation ("NAC"), NAC/Indoor Air Professionals, Inc. ("IAP") and NAC Environmental Services, Inc. ("NACE").

The Company's present plan is to conserve capital until it is able to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for the Company's stockholders. The Company will attempt to reduce the amount or extend the repayment period of its current obligations and liabilities, primarily consisting of trade payables and shareholder debt, in order to maximize the capital generated from the collection of accounts receivable. The Company is in merger/acquisition negotiations with an entity. However, the Company has not entered into, nor does it have any commitment to enter into, any merger or acquisition as of the date of this filing. If it is unable to conserve adequate capital or consummate a merger or acquisition in the near future, the Company may have to explore options such as bankruptcy or discontinue its existence.

Fiscal 2004 Business Developments

In May 2003, the Company and its environmental services operating unit completed the wind down of their business operations, which commenced in the fourth quarter of fiscal 2003, and became inactive. The Company elected to cease operations and become inactive due to continued losses in operations and its inability to implement its business plan in fiscal 2003.

In June 2003, the Company sold vehicles, furniture and equipment to an affiliate of President Michael J. Caputo in a private transaction for a purchase price of $25,000. The Company believes the purchase price for these assets was fair, and as favorable as if the transaction were negotiated at arms length with a non-affiliated party.

In August 2003, the Company auctioned substantially all of its remaining vehicles, furniture and equipment for gross proceeds of $13,714. Commissions and expenses related to the auction totaled $4,714.

In August 2003, the Company agreed to pay $9,350 in charges to cancel the lease for the warehouse space in Rahway, New Jersey, effective September 30, 2003. These charges were recorded to general and administrative expenses in the second quarter of fiscal 2004. The Company was refunded the $40,000 deposit held by the landlord. In September 2003, the Company cancelled the lease for the small storage area in midtown Manhattan without charge.

Critical Accounting Policies And Estimates

The Company considers certain accounting policies related to revenue recognition, allowance for doubtful accounts and valuation of deferred tax assets, to be critical policies due to the estimation processes involved in each.

Revenue Recognition

When active, the Company derived a significant portion of its revenue from fixed price contracts, which required continuing estimations of costs to complete each job. From time to time due to job conditions, job scheduling and productivity, the cost to complete estimates were revised upward or downward which correspondingly increased or decreased both estimated revenues and estimated gross profits, and earned revenues and earned gross profits. The Company used the percentage of completion method to recognize revenue for each project. When an estimate indicated a significant loss (i.e., estimated costs exceed estimated revenues), the entire estimated loss was recognized in the Company's results of operations. Any changes in estimated amounts, including contract losses, could have been material to the Company's results of operation in both current and future periods, as jobs progressed to completion.

Allowance for Doubtful Accounts

The Company records an allowance for uncollectible amounts based on a review of the collectibility of its accounts receivable. Management determines the adequacy of this allowance by analyzing historical bad debts, continually evaluating individual customer receivables and considering the customer's financial condition and current economic conditions. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The Company's accounts receivable balance as of October 31, 2003 was $119,348, net of an allowance for doubtful accounts of $234,013.

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

Results of Discontinued Operations - Three Months ended October 31, 2003 and 2002

Due to the fact the Company ceased business operations and became inactive in May 2003, revenues declined significantly to $690 in the second quarter of fiscal 2004, compared with revenues of $1,282,671 in the second quarter of fiscal 2003. Revenues in the second quarter of fiscal 2004 resulted from a revision to estimates pertaining to a prior contract. Cost of revenues declined significantly to a credit of $3,996 in the second quarter of fiscal 2004, compared with cost of revenues of $1,186,962 in the second quarter of fiscal 2003. The credit in cost of revenues in the quarter resulted from revisions to estimates of previously accrued costs. General and administrative expenses also declined significantly to $83,072 in the second quarter of fiscal 2004, compared with general and administrative expenses of $627,720 in the second quarter of fiscal 2003. General and administrative expenses in the quarter were comprised principally of professional fees, insurance and salaries.

Interest expense increased to $14,738 in the second quarter of fiscal 2004, compared with interest expense of $2,313 in the second quarter of fiscal 2003. The increase in interest expense was principally due to the imputed interest on non-interest bearing shareholder loans at 6%. In fiscal 2004 the Company began to impute interest on the shareholder loans, which is the only component of interest expense in this quarter.

The Company recorded dividends of $32,981 in the second quarter of fiscal 2004 payable to holders of its 10% Series A Convertible Preferred Stock ("Preferred Stock"), compared with dividends of $25,625 in the second quarter of fiscal 2003. The Preferred Stock, which was issued in June 2002, pays annual dividends at the rate of $.20 per share in kind, or in shares of common stock if a sufficient number of shares of Preferred Stock is not available.

Issuance of the Preferred Stock in June 2002 resulted in a preferential conversion feature that was valued at $512,500 in the second quarter of fiscal 2003. The preference's value was determined based on: (a) the number of underlying shares of common stock into which the Preferred Stock may be converted, and (b) the difference between the Preferred Stock conversion price per share of common stock and the prevailing market value of a share of common stock on the date the Preferred Stock was issued.

Results of Discontinued Operations - Six Months ended October 31, 2003 and 2002

Due to the fact the Company ceased business operations and became inactive in May 2003, revenues declined significantly to $9,689 in the six months ended October 31, 2003, compared with revenues of $2,654,955 in the same period in the prior year. Cost of revenues declined significantly to a credit of $1,083 in the six months ended October 31, 2003, compared with cost of revenues of $2,344,888 in the same period in the prior fiscal year. The credit in cost of revenues in the period resulted from revisions to estimates of previously accrued costs. General and administrative expenses also declined significantly to $254,988 in the six months ended October 31, 2003, compared with general and administrative expenses of $1,166,683 in the same period in the prior year. General and administrative expenses in the period were comprised principally of professional fees, insurance and salaries.

Interest expense declined significantly to $29,851 in the six months ended October 31, 2003, compared with interest expense of $101,659 in the same period in the prior year. The decline in interest expense was principally due to satisfaction of interest-bearing debt in fiscal 2003. In fiscal 2004, the Company began imputing interest on non-interest bearing shareholder loans at 6%, which is the only component of interest expense in this period.

The Company recorded dividends of $64,528 in the six months ended October 31, 2003 payable to holders of its Preferred Stock, compared with dividends of $37,014 in the same period in the prior year. The Preferred Stock, which was issued in June 2002, pays annual dividends at the rate of $.20 per share in kind, or in shares of common stock if a sufficient number of shares of Preferred Stock is not available.

Issuance of the Preferred Stock in June 2002 resulted in a preferential conversion feature that was valued at $512,500 in the six months ended October 31, 2002. The preference's value was determined based on: (a) the number of underlying shares of common stock into which the Preferred Stock may be converted, and (b) the difference between the Preferred Stock conversion price per share of common stock and the prevailing market value of a share of common stock on the date the Preferred Stock was issued.

Liquidity and Going Concern

Net cash provided by operating activities was $343,228 in the six months ended October 31, 2003, compared with net cash used of $534,888 in the same period in the prior year. Net cash provided by operating activities in the six months ended October 31, 2003 was principally derived from the collection of accounts receivable in the period. Net cash provided by investing activities was $20,840 in the six months ended October 31, 2003, compared with no cash provided or used in the same period in the prior year. Net cash provided by investing activities in the six months ended October 31, 2003 was principally derived from sale of vehicles, furniture and equipment. Net cash used by financing activities was $50,000 in the six months ended October 31, 2003, compared with net cash provided of $465,959 in the same period in the prior year. The net cash used by financing activities in the six months ended October 31, 2003 was for the repayments on Shareholder Loans (as defined below). The net cash provided by financing activities in the six months ended October 31, 2002 was principally derived from the private placement of 512,500 shares of Preferred Stock.

In June 2002 and when active, the Company sold 512,500 shares of its Preferred Stock in a private placement to accredited investors at a price of $2.00 per share. The Company received net proceeds of $865,959 from the sale, a portion of which retired $400,000 in principal and all accrued interest on secured loans procured in January 2002. In fiscal 2003, the Company attempted but was unable to complete any additional closing in the private placement due to the then current economic climate and its then financial condition. The Company does not intend to seek, nor does it believe it could obtain, any equity financing at this point due to its inactive state of operations.

In April 2002 and when active, the Company issued non-interest bearing promissory notes ("Shareholder Loans") in the aggregate amount of $1,032,501 in full satisfaction of outstanding loans and fees payable to shareholders and affiliates. Repayment on the Shareholder Loans was scheduled to commence in February and May 2003, however, the lenders agreed to defer the commencement dates indefinitely. The lenders could, however, demand that repayment begin on the Shareholder Loans at any time. Due to the repayment demand option, the Shareholder Loans were reclassified to current. The Company does not have adequate funds as of the date of this filing to pay the monthly installments required under the Shareholder Loans had the lenders demanded that repayment resume. The Company has made sporadic payments on Shareholder Loans totaling $50,000 in the six months ended October 31, 2003, which includes a $25,000 payment made in October 2003 on a Shareholder Loan owed to Chairman Santo Petrocelli, Sr. At October 31, 2003, the Shareholder Loans totaled $982,501. The Company does not believe it can procure any additional shareholder loans due to its financial condition and inactive state of operations.

NAC and/or NACE are co-defendants in lawsuits involving property damage and/or personal injury claims which arose in the ordinary course of business from job-site accidents. Plaintiffs' claims in these lawsuits exceed NAC's and/or NACE's applicable insurance coverages by approximately $3,000,000 at October 31, 2003. Any judgment or settlement in excess of insurance coverages, however, will require payment by NAC and/or NACE. The Company believes, based on prior experience, that the amount of ultimate liability of NAC and/or NACE with respect to these claims will not have a material impact on its financial position, results of operations and cash flows. There can be no assurance, however, that any judgment or settlement of these claims will not exceed NAC's and/or NACE's insurance coverages, which could have a material impact on the financial position, results of operations and cash flows of the Company.

In July 2003, NAC pled guilty to a three-count prosecutor's information which concluded the Clean Air Act proceedings commenced in January 2003. In connection with the plea, NAC received a fine totaling $76,200, which was paid in full by September 30, 2003. A five year probationary period was also imposed on NAC, and in addition, NAC agreed, as a condition of probation, to not engage in certain activities relating to inspection, removal, transportation or disposal of asbestos and demolition or renovation of buildings. The fine imposed upon NAC has been accrued in the accompanying financial statements. The Company believes that the fine and probation imposed on NAC will not have a material impact on its financial position, results of operations and cash flows.

In July 2003, an individual commenced an action against IAP in the Supreme Court of New York, County of Queens. The plaintiff alleges to have been injured in an automobile accident with an IAP employee, and seeks damages in the amount of $1,000,000. This claim for damages is within limits of applicable insurance coverages. IAP denies culpability and will vigorously pursue its defenses in this action. The Company believes that the amount of ultimate liability of IAP in this action will not have a material impact on the financial position, results of operations and cash flows of the Company.

Except for the pending legal proceedings discussed above, the Company is not involved in any other material legal proceedings in the period.

The following table provides a summary of the Company's contractual obligations at December 19, 2003:

                                                         Less than        1-3         3 or More
                                           Total           1 Year        Years         Years
                                        -----------     -----------    ----------     ---------

   Loans payable, shareholders (a)      $   982,501     $   982,501     $     --      $     --
   Operating lease (b)                        6,000           6,000           --            --
   Operating lease, sublease (c)            848,873         178,710       357,420       312,743
                                        -----------     -----------    ----------     ---------

        Total contractual obligations   $ 1,837,374     $ 1,167,211     $ 357,420     $ 312,743
                                        ===========     ===========    ==========     =========

----------------
         (a)      Loans payable, shareholders:

         For a discussion about loans payable to shareholders (Shareholder Loans), see Liquidity and Going Concern on page 15.

         (b)      Operating lease:

         The Company subleases its office space on a month-to-month basis from PEC Realty Corp., an entity owned and controlled by Chairman Santo Petrocelli, Sr. and his family. The monthly rent on the sublease was approximately $1,000 in the first quarter of fiscal 2004. Subsequently, the parties agreed to reduce the monthly rent to $500, effective August 1, 2003.

         (c)      Operating lease, sublease:

         The Company subleases office facilities to a subtenant at cost under a lease with an annual rent of approximately $178,000 that expires on September 30, 2008. The Company would have to pay the obligations under the lease in the event of default by the subtenant under the parties' sublease agreement.

At October 31, 2003, the Company had a deficit of $1,751,400, negative working capital of $1,575,395 and incurred a net loss of $254,826 for the six months then ended. The continuation of the Company as a going concern is dependent on the Company's ability to meet its financing requirements on an as needed basis, consummate a merger or acquisition and succeed in operations. The Company is not seeking any financing. The Company is discussing a merger or acquisition with a private entity, however, the parties have not committed to enter into any merger or acquisition as of the date of this filing. If it is unable to meet its financing requirements on an as needed basis or consummate a merger or acquisition in the near future, the Company may have to explore options such as bankruptcy or discontinue its existence. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

New Accounting Pronouncements

See Note E - New Accounting Pronouncements to the financial statements beginning on page 8.

Item 3.  Controls and Procedures

The Company maintains disclosure controls and procedures that are intended to ensure that information required to be disclosed in the Company's reports submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also are intended to ensure that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

The Company's principal executive and financial officer, who are the same person (the "Certifying Officer"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act) and has concluded that the Company's disclosure controls and procedures were effective for their intended purposes as of the end of the period covered by this report. There have been no significant changes in the Company's internal controls or in those factors that could significantly affect those controls since the date of their most recent evaluation.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

In October 2003, NAC settled a suit commenced by an individual in 2002 in the New York Supreme Court, County of Kings, relating to job-site tort claims within limits of applicable insurance coverage.

For a discussion about other legal proceedings to which the Company is a party, see Note F - Pending Legal Proceedings to the financial statements on page 10.

Item 3.  Defaults Upon Senior Securities

The Company must issue a total of 25,625 shares of Preferred Stock to holders because it did not register the 512,500 shares of Preferred Stock sold in June 2002 as required under the registration rights agreements with holders.

The Company must issue 93,182 shares of Preferred Stock in payment of annual dividends in kind accrued and payable to holders of Preferred Stock as of May 1, 2003.

The Company intends to satisfy the above obligations and issue the required shares of Preferred Stock in the third quarter of fiscal 2004.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

No.               Description
---               -----------

31                Section 302 Certification

32                Section 906 Certification

Reports on Form 8-K

The Company filed one Current Report on Form 8-K in the second quarter of fiscal 2004.

The Current Report on Form 8-K, filed with the SEC on September 30, 2003, announced the change in independent auditors of the Company and the extension of the limited engagement of Michael J. Caputo as interim President and Principal Executive and Financial Officer under Item 4 - Changes in Registrants Certifying Accountant, Item 5 - Other Events, and Item 7 - Financial Statements and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                NESCO INDUSTRIES, INC.


DATE: December 22, 2003         By: /s/ Michael J. Caputo
                                   ---------------------------------------------
                                     Michael J. Caputo
                                     President
                                     (Principal Executive and Financial Officer)