Form 10QSB
period 2004-01-31
NESCO INDUSTRIES INC
filed 2004-03-22
CIK 1099609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                        [X] QUARTERLY REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 31, 2004

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to __________.

                        COMMISSION FILE NUMBER: 000-28307

                             NESCO INDUSTRIES, INC.
        -----------------------------------------------------------------
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

                                 (718) 752-2400
                                 ---------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer's common stock, par value $.001, was 6,769,963 as of March 11, 2004.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                             NESCO INDUSTRIES, INC.


                                      INDEX


PART I         FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

               Consolidated Balance Sheets as of January 31, 2004
               and April 30, 2003.........................................    1

               Consolidated Statements of Operations for the
               three and nine months ended January 31, 2004 and 2003.......   2

               Consolidated Statement of Stockholders'
               Deficit for the nine months ended January 31, 2004........     4

               Consolidated Statements of Cash Flows for the
               nine months ended January 31, 2004 and 2003.................   5

               Notes to Consolidated Financial Statements.................    6

Item 2.        Management's Discussion and Analysis or Plan of Operation..   11

Item 3.        Controls and Procedures....................................   17

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings..........................................   18

Item 3.        Defaults Upon Senior Securities............................   18

Item 6.        Exhibits and Reports on Form 8-K...........................   18

Signatures     ...........................................................   19

Exhibit 31     Section 302 Certification

Exhibit 32     Section 906 Certification

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                                    JANUARY 31      APRIL 30, *
                                                                                       2004            2003
                                                                                       ----            ----
                                                                                   (Unaudited)
Current  Assets:
  Cash and cash equivalents                                                    $      288,300     $      78,695
  Accounts receivable, net of allowance for uncollectibles                             57,632           990,901
  Inventory                                                                                              20,000
  Loan receivable, merger candidate                                                    75,000
  Prepaid expenses and taxes                                                            3,564           112,674
                                                                               --------------     -------------
     Total current assets                                                             424,496         1,202,270
Fixed assets, net of accumulated depreciation                                           5,163            35,002
Other assets                                                                            1,909            51,259
                                                                               --------------     -------------
                                                                               $      431,568     $   1,288,531
                                                                               ==============     =============
                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                 ---------------------------------------

Current  Liabilities:
  Accounts payable and accrued expenses                                        $      939,802     $   1,369,610
  Related party accounts payable                                                      128,659           128,659
  Loans payable, shareholders                                                         957,501         1,032,501
  Billing in excess of costs and estimated
       earnings on uncompleted contracts                                                                 73,586
                                                                               --------------     -------------
     Total current liabilities                                                      2,025,962         2,604,356
  Deferred sublease rental related party                                              175,500           210,600
                                                                               --------------     -------------
     Total liabilities                                                              2,201,462         2,814,956
                                                                               --------------     -------------
Commitments and Contingencies:
Stockholders' (Deficit)
  10% convertible preferred stock. $0.001 par value
         1,000,000 shares authorized, 512,500 shares issued
         and outstanding                                                                  513               513
Preferred stock issuable (208,815, and 93,182 shares respectively)                    215,065            88,264
  Common stock, $0.001 par value
      Authorized 25,000,000 shares, 6,769,963 shares
      issued and outstanding                                                            6,770             6,770
  Capital in excess of par value                                                    3,987,702         2,571,227
  Accumulated Deficit                                                              (5,979,944)       (4,193,199)
                                                                               --------------     -------------
                                                                                   (1,769,894)       (1,526,425)
                                                                               --------------     -------------

                                                                               $      431,568     $   1,288,531
                                                                               ==============     =============

*  Condensed from audited financial statements

The accompanying notes are an integral part of these financial statements

                   NESCO INDUSTRIES, INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JANUARY 31,

                                                                                       2004              2003
                                                                                       ----              ----
Operations of Discontinued Business
Revenues                                                                          $      15,675     $   1,004,995
Cost of  revenues                                                                         5,758           918,932
                                                                                  -------------     -------------
     Gross profit                                                                         9,917            86,063
General and administrative expenses                                                   1,412,297           229,034
                                                                                  -------------     -------------
                                                                                     (1,402,380)         (142,971)
                                                                                  -------------     -------------
Other Income (Expense):
       Sub-lease income-related party                                                    11,700            11,700
       Interest expense                                                                 (14,738)           (1,116)
       Gain on sale of fixed assets                                                         300
       Impairment of goodwill                                                                            (416,954)
                                                                                  -------------     -------------
                                                                                         (2,738)         (406,370)
                                                                                  -------------     -------------
      Net loss                                                                       (1,405,118)         (549,341)

Recurring convertible preferred stock dividends in kind                                 (34,481)          (25,625)
                                                                                  -------------     -------------
       Net loss attributable to common shareholders                               $  (1,439,599)    $    (574,966)
                                                                                  =============     =============
Basic and diluted loss per share                                                  $       (0.21)    $       (0.08)
                                                                                  =============     =============
Weighted average common shares outstanding -
              basic and diluted                                                       6,769,963         6,769,963
                                                                                  =============     =============



The accompanying notes are an integral part of these financial statements

                   NESCO INDUSTRIES, INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED JANUARY 31,

                                                                                       2004                2003
                                                                                       ----                ----
Operations of Discontinued Business
Revenues                                                                           $      25,364      $   3,659,990
Cost of revenues                                                                           4,675          3,263,820
                                                                                   -------------      -------------
     Gross  profit                                                                        20,689            396,170
General and administrative expenses                                                    1,667,285          1,395,717
                                                                                   -------------      -------------
                                                                                      (1,646,596)          (999,547)
                                                                                   -------------      -------------
Other Income (Expense):
       Sub-lease income-related party                                                     35,100             35,100
       Interest expense                                                                  (44,589)          (102,775)
       Loss on sale of fixed assets                                                       (3,859)
       Impairment of goodwill                                                                              (416,954)
                                                                                   -------------      -------------
                                                                                         (13,348)          (484,629)
                                                                                   -------------      -------------
      Net Loss                                                                     $  (1,659,944)     $  (1,484,176)
Recurring convertible preferred stock dividends in kind                                  (99,009)           (62,639)
Additional dividend in kind to preferred stockholders                                    (27,792)
Beneficial conversion feature of convertible preferred stock                                               (512,500)
                                                                                   -------------      -------------

       Net loss attributable to common shareholders                                $  (1,786,745)     $  (2,059,315)
                                                                                   =============      =============
Basic and diluted loss per share                                                   $       (0.26)     $       (0.30)
                                                                                   =============      =============

Weighted average common shares outstanding -
        basic and diluted                                                              6,769,963          6,754,474
                                                                                   =============      =============

The accompanying notes are an integral part of these financial statements

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                   FOR THE NINE MONTHS ENDED JANUARY 31, 2004

                                                                 Preferred
                                              Preferred Stock  Stock Issuable    Common Stock    Capital in   Accumu-
                                              ---------------  --------------- ----------------  Excess of     lated
                                               Shares  Amount  Shares   Amount   Shares  Amount  Par Value    deficit       Total
                                              -------- ------  ------  ------- --------- ------ ---------- -----------  -----------
Balance at May 1, 2003 (as reclassified)      512,500   $513   93,182  $88,264 6,769,963 $6,770 $2,571,227 $(4,193,199) $(1,526,425)
Preferred stock issuable
  Recurring convertible preferred
    stock dividends in kind                                    90,008   99,009                                 (99,009)
  Penalty shares of convertible preferred
    stock to holders                                           25,625   27,792                                 (27,792)
  Compensation due to repricing and issuance
    of warrants                                                                                  1,371,886                1,371,886

Imputed interest on shareholder loans                                                               44,589                   44,589
Net loss for the nine months ended
  January 31, 2004                                                                                          (1,659,944)  (1,659,944)
                                              -------   ----  ------- -------- --------- ------ ---------- -----------  -----------

Balance at January 31, 2004                   512,500   $513  208,815 $215,065 6,769,963 $6,770 $3,987,702 $(5,979,944) $(1,769,894)
                                              =======   ====  ======= ======== ========= ====== ========== ===========  ===========

The accompanying notes are an integral part of these financial statements

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED JANUARY 31,


                                                                         2004               2003
                                                                         ----               ----
Cash Flows from Operating Activities:
   Net loss                                                           $(1,659,944)     $ (1,484,176)
      Adjustments to reconcile net loss to
        net cash provided (used) in operating activities:
         Compensation due to repricing and issuance of warrants         1,371,886
         Loss on sale of fixed assets                                       3,862
         Impairment of goodwill                                                             416,954
         Imputed interest on shareholders loans                            44,589
         Amortization of discount on bridge loan                                             52,726
         Amortization of deferred sub-lease income                        (35,100)          (35,100)
         Depreciation and amortization                                        937            79,172
         Provision for bad debts                                                            (23,895)
         Changes in operating assets and liabilities:
            Accounts receivable                                           933,269         1,157,056
            Unbilled costs and estimated earnings in excess
                of billings on uncompleted contracts                                        121,271
            Inventory                                                      20,000            (5,472)
            Prepaid expenses and taxes                                    109,110           (10,363)
            Other assets                                                   49,350           (90,090)
            Accounts payable and accrued expenses                        (429,808)         (473,834)
            Billings in excess of costs and estimated
                earnings on uncompleted contracts                         (73,586)         (176,247)
                                                                      -----------      ------------
                 Net cash provided (used) by operating activities         334,565          (471,998)
                                                                      -----------      ------------
Cash Flows from Investing Activities:
         Loan to merger candidate                                         (75,000)                -
             Proceeds on sale of fixed asset                               25,040                 -
                                                                      -----------
     Net cash provided (used) by investing activities                     (49,960)                -
                                                                      -----------
Cash Flows from Financing Activities:
    Repayment of bridge loan                                                               (500,000)
    Net proceeds of convertible note                                                         50,000
                                                                      -----------      ------------
    Repayment of shareholder loans                                        (75,000)                -
    Net proceeds of convertible preferred stock offering                                    865,959
                                                                      -----------      ------------
                 Net cash provided (used) by financing activities         (75,000)          415,959
                                                                      -----------      ------------
Net increase (decrease) in cash and equivalents                           209,605           (56,039)
Cash and equivalents, beginning of period                                  78,695           111,260
Cash and equivalents, end of period                                   $   288,300      $     55,221
                                                                      ===========      ============
Interest paid                                                                   -            27,072
Income taxes paid                                                               -             2,459



The accompany notes are an integral part of these financial statements

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

Basis of Presentation and Principles of Consolidation

The unaudited consolidated interim financial statements, and accompanying notes included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for the three and nine months ended January 31, 2004 and 2003. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results for the current interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's latest annual report filed with the SEC on Form 10-KSB for the fiscal year ended April 30, 2003.

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from those estimates. Certain April 30, 2003 balances relating to related party payables and preferred stock have been reclassified to conform to the current year presentation.

B. Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

In April 2002 the Company issued interest-free, unsecured promissory notes ("Shareholder Loans") in the aggregate amount of $1,032,501 in full satisfaction of outstanding loans and fees payable to shareholders and affiliates. In fiscal 2004, the Company began to impute interest on the Shareholder Loans at 6% per annum with an equivalent offset to additional paid in capital. Repayment on the Shareholder Loans was scheduled to commence in February and May 2003, however, the lenders agreed to defer the commencement dates indefinitely. The lenders could, however, demand that repayment begin on the Shareholder Loans at any time. Due to the repayment demand option, the Shareholder Loans were reclassified to current. The Company has made sporadic payments on Shareholder Loans totaling $75,000 in the nine months ended January 31, 2004, which includes a $25,000 payment made in October 2003 on a Shareholder Loan owed to Chairman Santo Petrocelli, Sr. and a $25,000 payment in January 2004 on a Shareholder Loan to Petrocelli Industries, Inc. At January 31, 2004, the Shareholder Loans totaled $957,501. If the transaction with Hydrogel stockholders described below is consummated, the Shareholder Loans would be exchanged for an equity interest in the Company.

At January 31, 2004, the Company had a shareholders' deficit of $1,769,894, negative working capital of $1,601,466 and incurred a net loss of $1,659,944 for the nine months then ended. If the Company is unable to meet its financing requirements on an as needed basis or consummate the Hydrogel transaction described in the following two paragraphs and conduct successful business operations, the Company may have to explore options such as bankruptcy or discontinue its existence. These matters raise substantial doubt about the Company's ability to continue as a going concern.

In pursuance of its plan to engage in successful business operations, on January 12, 2004, the Company entered into an agreement to make term loans of up to $125,000 to Hydrogel Systems, Inc., a company engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized consumer/medical product. The term loans mature January 1, 2005 and bear interest at 8% per annum. If the Company does not enter into an agreement with Hydrogel shareholders to purchase a minimum of 50.1 % and up to all of the capital stock of Hydrogel in exchange for the Company's securities by July 1, 2004, or fails to purchase such securities by July 1, 2004, the Company at its election may convert the terms loans into Hydrogel Series B Convertible Preferred Stock or accelerate the maturity of the term loans to August 1, 2004. The Company advanced $75,000 of the term loan on January 12, 2004 and an additional $50,000 on February 27, 2004.

The Company, Hydrogel and certain Hydrogel shareholders reached an agreement in principle in March 2004 providing for the transfer of a controlling interest in the Company to Hydrogel shareholders. The agreement is subject to various conditions, including the resolution of certain business and financial conditions affecting the Company and Hydrogel. There can be no assurance that the various conditions will be satisfied or that the transaction will be consummated. It is contemplated that the transaction would be accounted for as a reverse acquisition, if consummated.

The Company is not seeking additional financing. If it is unable to meet its financing requirements on an as needed basis or consummate the Hydrogel transaction and conduct successful business operations, the Company may have to explore options such as bankruptcy or discontinue its existence. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

C. Preferred Stock

Dividends in Period

In the nine months ended January 31, 2004, the Company had accrued issuable Preferred Stock dividends in kind of 90,008 shares valued at $99,009. Annual dividends on the outstanding shares of Preferred Stock accrue and are payable in May of each year at a rate of $0.20 per share. Dividends are payable in shares of Preferred Stock based upon the market value of the common stock into which the Preferred Stock is convertible, or in shares of common stock valued at market if sufficient shares of Preferred Stock are not available. The Preferred Stock is redeemable at the option of the Company after the second anniversary of the sale date and has been classified as equity.

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

D. Loss Per Share

Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss, diluted net loss per share was the same as basic net loss per share for the three and nine months ended January 31, 2004 and 2003, since the effect of any potentially dilutive securities would be antidilutive. Options, warrants and other agreements for the issuance of common stock which were excluded from the calculation of diluted loss per share totaled 5,212,500 with an average exercise price of $0.16 as of January 31, 2004.


E. New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company does not anticipate a material impact on its financial position, results of operations and cash flows by the adoption of SFAS No. 150.

In December 2003 the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132. This standard revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans. The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies. Adoption of the statement will not have a material impact on the Company's financial position, results of operations or cash flows.

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which amends SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the
FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of the standard is not expected to have an impact on the Company's financial position, results of operations or cash flows.

F. Pending Legal Proceedings.

NAC and/or NACE are co-defendants in lawsuits involving property damage and/or personal injury claims which arose in the ordinary course of business from job-site accidents. During the nine month period ended January 31, 2004, four claims were settled within limits of applicable insurance coverage. At January 31, 2004, unsettled asserted claims did not exceed NAC's and/or NACE's insurance coverages.

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

In January 2004, the Company sold certain remaining office furniture to an affiliate of President Michael J. Caputo in a private transaction for a purchase price of $4,200.

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

In December 2003, the Company issued warrants to purchase 1,060,000 shares of common stock at $0.05 per share as compensation for prior services. In addition, on the same date the exercise price for previously issued warrants to purchase 3,440,000 shares of common stock was changed from $0.55 to $0.05 per share. These transactions resulted in a charge to operations of $1,371,886 with an offset to capital in excess of par value.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Management's Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of many factors, some of which may be discussed in this report.

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

In pursuance of its plan to identify and complete a transaction with a private entity whose business presents an opportunity for the Company's stockholders, on January 12, 2004, the Company entered into an agreement to make term loans of up to $125,000 to Hydrogel Systems, Inc., a company engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized consumer/medical product. The term loans mature January 1, 2005 and bear interest at 8% per annum. If the Company does not enter into an agreement with Hydrogel shareholders to purchase a minimum of 50.1 % and up to all of the capital stock of Hydrogel in exchange for the Company's securities by July 1, 2004, or fails to purchase such securities by July 1, 2004, the Company at its election may convert the term loans into Hydrogel Series B Convertible Preferred Stock or accelerate the maturity of the term loans to August 1, 2004. The Company advanced $75,000 of the term loan on January 12, 2004 and an additional $50,000 on February 27, 2004.

The Company, Hydrogel and certain Hydrogel shareholders reached an agreement in principle in March 2004 providing for the transfer of a controlling interest in the Company to Hydrogel shareholders. The agreement is subject to various conditions, including the resolution of certain business and financial conditions affecting the Company and Hydrogel. There can be no assurance that the various conditions will be satisfied or that the transaction will be consummated. It is contemplated that the transaction would be accounted for as a reverse acquisition, if consummated.

The Company is not seeking additional financing. If it is unable to meet its financing requirements on an as needed basis or consummate the Hydrogel transaction and conduct successful business operations, the Company may have to explore options such as bankruptcy or discontinue its existence. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


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

In August 2003, the Company auctioned off substantially all of its remaining vehicles, furniture and equipment for gross proceeds of $13,714. Commissions and expenses related to the auction totaled $4,714.

In January 2004, the Company sold certain remaining office furniture to an affiliate of President Michael J. Caputo in a private transaction for aggregate proceeds of $4,200.

In August 2003, the Company agreed to pay $9,350 in charges to cancel the lease for the warehouse space in Rahway, New Jersey, effective September 30, 2003. These charges were recorded as general and administrative expenses in the second quarter of fiscal 2004. The Company was refunded the $40,000 deposit held by the landlord. In September 2003, the Company cancelled the lease for the small storage area in midtown Manhattan without charge.

In December 2003, the Company issued warrants to purchase 1,060,000 shares of common stock at $0.05 per share as compensation for prior services. In addition, on the same date the exercise price for previously issued warrants to purchase 3,440,000 shares of common stock was changed from $0.55 to $0.05 per share. These transactions resulted in a charge to operations of $1,371,886 with an offset to capital in excess of par value.


Critical Accounting Policies And Estimates

The Company considers certain accounting policies related to revenue recognition, allowance for doubtful accounts and valuation of deferred tax assets, to be critical policies due to the estimation processes involved in each.

Revenue Recognition

When active, the Company derived a significant portion of its revenue from fixed price contracts, which required continuing estimations of costs to complete each job. From time to time due to job conditions, job scheduling and productivity, the cost to complete estimates were revised upward or downward which correspondingly increased or decreased both estimated revenues and estimated gross profits, and earned revenues and earned gross profits. The Company used the percentage of completion method to recognize revenue for each project. When an estimate indicated a significant loss (i.e., estimated costs exceed estimated revenues), the entire estimated loss was recognized in the Company's results of operations. Any changes in estimated amounts, including contract losses, could have been material to the Company's results of operations, as jobs progressed to completion.

Allowance for Doubtful Accounts

The Company records an allowance for uncollectible amounts based on a review of the collectibility of its accounts receivable. Management determines the adequacy of this allowance by analyzing historical bad debts, continually evaluating individual customer receivables and considering the customer's financial condition and current economic conditions. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The Company's accounts receivable balance as of January 31, 2004 was $57,632, net of an allowance for doubtful accounts of $234,013.

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

Results of Discontinued Operations - Three Months ended January 31, 2004 and 2003

Due to the fact the Company ceased business operations and became inactive in May 2003, revenues declined significantly to $15,675 in the third quarter of fiscal 2004, compared with revenues of $1,004,995 in the third quarter of fiscal 2003. Revenues in the third quarter of fiscal 2004 resulted from a revision to estimates pertaining to a prior contract. Cost of revenues declined significantly to $5,758 in the third quarter of fiscal 2004, compared with cost of revenues of $918,932 in the third quarter of fiscal 2003. General and administrative expenses increased significantly to $1,412,297 in the third quarter of fiscal 2004, compared with general and administrative expenses of $229,034 in the third quarter of fiscal 2003. General and administrative expenses in the quarter were comprised principally of professional fees, insurance, salaries, and repricing and issuance of stock warrants.

In December 2003, the Company issued warrants to purchase 1,060,000 shares of common stock at $0.05 per share as compensation for prior services. In addition, on the same date the exercise price for previously issued warrants to purchase 3,440,000 shares of common stock was changed from $0.55 to $0.05 per share. These transactions resulted in a charge to operations of $1,371,886 with an offset to capital in excess of par value.

Interest expense increased to $14,738 in the third quarter of fiscal 2004, compared with interest expense of $1,116 in the third quarter of fiscal 2003. The increase in interest expense was principally due to the imputed interest on non-interest bearing shareholder loans at 6%. In fiscal 2004 the Company began to impute interest on the shareholder loans, which is the only component of interest expense in this quarter.

The Company recorded dividends of $34,481 in the third quarter of fiscal 2004 payable to holders of its 10% Series A Convertible Preferred Stock ("Preferred Stock"), compared with dividends of $25,625 in the third quarter of fiscal 2003. The Preferred Stock, which was issued in June 2002, pays annual dividends at the rate of $.20 per share in kind, or in shares of common stock if a sufficient number of shares of Preferred Stock is not available.

Results of Discontinued Operations - Nine months ended January 31, 2004 and 2003

Due to the fact the Company ceased business operations and became inactive in May 2003, revenues declined significantly to $25,364 in the nine months ended January 31, 2004, compared with revenues of $3,659,990 in the same period in the prior year. Cost of revenues declined significantly to $4,675 in the nine months ended January 31, 2004, compared with cost of revenues of $3,263,820 in the same period in the prior fiscal year. General and administrative expenses increased significantly to $1,667,285 in the nine months ended January 31, 2004, compared with general and administrative expenses of $1,395,717 in the same period in the prior year. General and administrative expenses in the period were comprised principally of professional fees, insurance, salaries and repricing and issuance of stock warrants (see above).

Interest expense declined significantly to $44,589 in the nine months ended January 31, 2004, compared with interest expense of $102,775 in the same period in the prior year. The decline in interest expense was principally due to satisfaction of interest-bearing debt in fiscal 2003. In fiscal 2004, the Company began imputing interest on non-interest bearing shareholder loans at 6%, which is the only component of interest expense in this period.

The Company recorded dividends of $99,009 in the nine months ended January 31, 2004 payable to holders of its Preferred Stock, compared with dividends of $62,639 in the same period in the prior year. The Preferred Stock, which was issued in June 2002, pays annual dividends at the rate of $.20 per share in kind, or in shares of common stock if a sufficient number of shares of Preferred Stock is not available.

Issuance of the Preferred Stock in June 2002 resulted in a preferential conversion feature that was valued at $512,500 in the nine months ended January 31, 2003. The preference's value was determined based on: (a) the number of underlying shares of common stock into which the Preferred Stock may be converted, and (b) the difference between the Preferred Stock conversion price per share of common stock and the prevailing market value of a share of common stock on the date the Preferred Stock was issued.

Liquidity and Going Concern

Net cash provided by operating activities was $334,565 in the nine months ended January 31, 2004, compared with net cash used of $471,998 in the same period in the prior year. Net cash provided by operating activities in the nine months ended January 31, 2004 was principally derived from the collection of accounts receivable in the period. Net cash used by investing activities was $49,960 in the nine months ended January 31, 2004, compared with no cash provided or used in the same period in the prior year. Net cash used by investing activities in the nine months ended January 31, 2004 was principally derived from sale of vehicles, furniture and equipment, and a $75,000 loan to Hydrogel during the period. Net cash used by financing activities was $75,000 in the nine months ended January 31, 2004, compared with net cash provided of $415,959 in the same period in the prior year. The net cash used by financing activities in the nine months ended January 31, 2004 was for the repayments on Shareholder Loans (as defined below). The net cash provided by financing activities in the nine months ended January 31, 2003 was principally derived from the private placement of 512,500 shares of Preferred Stock.

In June 2002, the Company sold 512,500 shares of its Preferred Stock in a private placement to accredited investors at a price of $2.00 per share. The Company received net proceeds of $865,959 from the sale, a portion of which retired $400,000 in principal and all accrued interest on secured loans procured in January 2002. In fiscal 2003, the Company attempted but was unable to complete any additional closing in the private placement due to the then current economic climate and its then financial condition. The Company does not intend to seek, nor does it believe it could obtain, any equity financing at this point due to its inactive state of operations.

In April 2002, the Company issued non-interest bearing promissory notes ("Shareholder Loans") in the aggregate amount of $1,032,501 in full satisfaction of outstanding loans and fees payable to shareholders and affiliates. Repayment on the Shareholder Loans was scheduled to commence in February and May 2003, however, the lenders agreed to defer the commencement dates indefinitely. The lenders could, however, demand that repayment begin on the Shareholder Loans at any time. Due to the repayment demand option, the Shareholder Loans were reclassified to current. The Company does not have adequate funds as of the date of this filing to pay the monthly installments required under the Shareholder Loans had the lenders demanded that repayment resume. The Company has made sporadic payments on Shareholder Loans totaling $75,000 in the nine months ended January 31, 2004, which includes a $25,000 payment made in October 2003 on a Shareholder Loan owed to Chairman Santo Petrocelli, Sr. and a $25,000 payment made in January 2004 on a Shareholder Loan to Petrocelli Induustries, Inc. At January 31, 2004, the Shareholder Loans totaled $957,501. The Company does not believe it can procure any additional shareholder loans due to its financial condition and inactive state of operations. If the transaction with Hydrogel stockholders is consummated, the Shareholder Loans would be exchanged for an equity interest in the Company.

NAC and/or NACE are co-defendants in lawsuits involving property damage and/or personal injury claims which arose in the ordinary course of business from job-site accidents. During the nine month period ended January 31, 2004, four claims were settled within the applicable limits of insurance. Any judgment or settlement in excess of insurance coverages, however, will require payment by NAC and/or NACE. The Company believes, based on prior experience, that the amount of ultimate liability of NAC and/or NACE with respect to these claims will not have a material impact on its financial position, results of operations and cash flows. At January 31, 2004, unsettled asserted claims did not exceed NAC's and/or NACE's insurance coverages. There can be no assurance, however, that any judgment or settlement of these claims will not exceed NAC's and/or NACE's insurance coverages, which could have a material impact on the financial position, results of operations and cash flows of the Company.

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

At January 31, 2004, the Company had a stockholders deficit of $1,769,894, negative working capital of $1,601,466 and incurred a net loss of $1,659,944 for the nine months then ended. The continuation of the Company as a going concern is dependent on the Company's ability to meet its financing requirements on an as needed basis, consummate a merger or acquisition and succeed in operations. The Company is not seeking any financing. If the Company is unable to meet its financing requirements on an as needed basis or consummate the Hydrogel transaction and conduct successful business operations, the Company may have to explore options such as bankruptcy or discontinue its existence. These matters raise substantial doubt about the Company's ability to continue as a going concern.
                                       15

The following table provides a summary of the Company's contractual obligations at January 31, 2004:


                                                      Less than        1-3         3 or More
                                        Total           1 Year        Years          Years
                                     -----------     -----------    ----------     ---------

Loans payable, shareholders (a)      $   957,501     $   957,501     $     --      $     --
Operating lease (b)                        6,000           6,000           --            --
Operating lease, sublease (c)            804,193         178,710       357,420       268,063
                                     -----------     -----------    ----------     ---------

     Total contractual obligations   $ 1,767,694     $ 1,142,211     $ 357,420     $ 268,063
                                     ===========     ===========    ==========     =========



(a) Loans payable, shareholders:

For a discussion about loans payable to shareholders (Shareholder Loans), see Liquidity and Going Concern on page 14.

(b) Operating lease:

The Company subleases its office space on a month-to-month basis from PEC Realty Corp., an entity owned and controlled by Chairman Santo Petrocelli, Sr. and his family. The monthly rent on the sublease was approximately $1,000 in the first quarter of fiscal 2004. Subsequently, the parties agreed to reduce the monthly rent to $500, effective August 1, 2003.

(c) Operating lease, sublease:

The Company subleases office facilities to a subtenant at cost under a lease with an annual rent of approximately $178,000 that expires on September 30, 2008. The Company would have to pay the obligations under the lease in the event of default by the subtenant under the parties' sublease agreement. However the Company has no funds to do so.


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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion about legal proceedings to which the Company is a party, see Note F - Pending Legal Proceedings to the financial statements on page 9.

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

The Company intends to satisfy the above obligations and issue the required shares of Preferred Stock in the fourth quarter of fiscal 2004. However, although there can be no assurance the Hydrogel transaction will be completed, if the transaction is consummated, such shares would be converted into common stock.


Item 6. Exhibits and Reports on Form 8-K



Exhibits
No.               Description
---               -----------

31                Section 302 Certification

32                Section 906 Certification



Reports on Form 8-K

The Company did not file any Current Report on Form 8-K in the third quarter of fiscal 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                             NESCO INDUSTRIES, INC.





DATE: March 22, 2004           By: /s/ Michael J. Caputo
                                   ---------------------------------------------
                                     Michael J. Caputo
                                     President
                                     (Principal Executive and Financial Officer)