Form 10KSB
period 2004-04-30
NESCO INDUSTRIES INC
filed 2004-09-16
CIK 1099609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED April 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD _______ to __________.

     COMMISSION FILE NUMBER: 000-28307

                             NESCO INDUSTRIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)
           Nevada                                       13-3709558
(State or other jurisdiction of                 (IRS Employer Identification
incorporation or organization)                            No.)

       305 Madison Avenue
       New York, New York                                10165
(Address of Principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (212) 986-0886

  Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                             (Title of each class)
                             ---------------------
                         Common Stock, par value $0.001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $25,364

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, at September 1, 2004, was $1,668,900.

At September 1, 2004, the registrant had 19,127,105 shares of Common Stock outstanding. Transitional Small Business Disclosure Format: Yes [ ] No [X] Documents incorporated by reference: None

                               TABLE OF CONTENTS
                               -----------------
                                                                          Page
                                                                          ----
PART I

Item 1.        Description of Business.........................................4

Item 2.        Description of Property........................................10

Item 3.        Legal Proceedings..............................................11

Item 4.        Submission of Matters to a Vote of Security Holders............11

PART II

Item 5.        Market for Common Equity, Related Stockholder Matters
               And Small Business Issuers Purchases of Equity Securities......12

Item 6.        Management's Discussion and Analysis or Plan of Operation......14

Item 7.        Financial Statements (F-1 to F-24) ............................21

Item 8.        Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure............................22

Item 8A.       Controls and Procedures .......................................22

PART III

Item 9.        Directors and Executive Officers of the Registrant.............23

Item 10.       Executive Compensation.........................................25

Item 11.       Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.....................29

Item 12.       Certain Relationships and Related Transactions.................33

Item 13.       Exhibits and Reports on Form 8-K...............................35

Item 14.       Principal Accountant Fees and Services.........................37

Signatures     ...............................................................38

Exhibit 31

Exhibit 32

     FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB of Nesco Industries, Inc. for the fiscal year ended April 30, 2004, contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Forward-looking statements frequently convey our current expectations regarding, among other things,

     --   success of management;
     --   transition in business focus;
     --   achievement of operational goals;
     --   current and new products and services;
     --   dependence on a small number of customers;
     --   ability to secure financing;
     --   merger and acquisition prospects;
     --   formation of strategic relationships;
     --   current and potential claims, actions and proceedings;
     --   research and development activities;
     --   regulatory submissions and approvals;
     --   financial condition, results of operations and cash flows; and
     --   similar operating matters.


Any or all of our forward-looking statements may turn out to be wrong. Many factors may cause actual results to differ from forward-looking statements, including inaccurate assumptions and a broad variety of risks and uncertainties, some of which are known and others of which are not. Known risks and uncertainties include those identified from time to time in our reports filed with the Securities and Exchange Commission ("SEC"), which should be considered together with any forward-looking statement. No forward-looking statement is a guarantee of future results or events, and one should avoid placing undue reliance on such statements. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements made in this report or in our other reports filed with the SEC. As used in this annual report, the terms "we", "us", "Nesco", and "the Company" mean Nesco Industries, Inc.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business

     Corporate History

Nesco Industries, Inc. (hereinafter sometimes referred to as "we" or the "Company")was incorporated in Nevada in March 1993, and was inactive for a number of years. In March 1998, Nesco acquired National Abatement Corporation ("NAC") and NAC Environmental Services, Inc.("NACE").. By virtue of this acquisition, which was the result of arms length negotiations between previously non- affiliated parties, the former shareholders of NAC and NACE acquired 5,000,000 shares of the Company's common stock, or 80% of the total outstanding, immediately following the acquisition. The former shareholders of NAC were the same as the former shareholders of NACE. For accounting purposes, NAC was treated as the acquiring corporation. Thus, the historical financial statements of NAC prior to that acquisition date were deemed to be the historical financial statements of the Company.

The Company was a provider of asbestos abatement and indoor air quality testing, monitoring and remediation services. In the fiscal year ended April 30, 2003, the Company consolidated the operations of its various subsidiaries, through which it provided services, into a single environmental services operating unit organized under the banner of its wholly-owned subsidiary NAC. Prior to this consolidation, the Company also operated through two other wholly-owned subsidiaries, NAC/Indoor Air Professionals, Inc. ("IAP") and NACE.

In the fourth quarter of fiscal 2003, the Company elected to deactivate the environmental services operating unit, and authorized NAC to cease business operations, in order to conserve financial and other resources until a new business focus was identified. The Company ceased business operations in May 2003. As a result of ceasing business operations, the Company wrote-off goodwill, fixed assets and inventory in fiscal 2003.

On April 29, 2004, the Company entered into a share exchange agreement with Hydrogel Design Systems, Inc. ("HDSI"), a Delaware privately held corporation, whereby HDSI would become a majority- owned subsidiary of the Company and upon completion of the exchange, the holders of HDSI common stock and debt would hold a majority interest of the Company. This exchange was completed on May 25, 2004. The accounting for the transaction is a recapitalization of HDSI, with HDSI treated as the acquirer. The acquired assets and assumed liabilities, if any, of the Company are carried forward at their historical values. HDSI's historical financial statements are carried forward as those of the combined entity. HDSI is engaged in the manufacture, marketing, selling and distribution of an aqueous polymer-based radiation ionized gel, commonly referred to as a "hydrogel", which is used in various medical and cosmetic consumer products.

Nesco had intended to issue shares of its common stock in exchange for the equity securities of HDSI in certain ratios as provided for in the exchange agreement. However, because Nesco did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock for, among others, equity and debt of HDSI and the Company. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which Nesco is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of Nesco common stock.

As part of this transaction, the Company transferred its wholly owned subsidiaries, NAC, IAP and NACE under the terms of a stock purchase and assumption agreement to a newly formed corporation, NAC Calabria Acquisition Corporation, controlled by Ronald Kuzon, who had been an interim officer and consultant of the Company. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify Nesco against any claims. In consideration for the indemnity, the transferee received 3,000,000 shares of common stock of the Company and certain related registration rights. In support of the value of the common stock delivered, the Company agreed that the transferee, at its election, may demand the Company repurchase from the transferee up to 2,400,000 of the common shares upon written notice from the transferee if the transferee cannot in good faith resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000.

In addition to the transfer of its subsidiaries, the Company was required to convert its outstanding shareholder debt to equity. On May 11, 2004, prior to the date of the closing, the holders of this debt in the aggregate principal amount of $952,501 agreed to exchange the debt for an aggregate of 20,000 shares of Nesco Series B Preferred Stock which will be converted into 15,000,000 shares of common stock. The Company was also required to obtain the consent to cancel an aggregate of 602,500 special warrants prior to the closing. The holders of these special warrants were granted shares in the exchange as part of the common advisor shares issued. The Company Series A Preferred shareholders also agreed, that upon completion of the exchange agreement, they would convert their shares to common stock and that the Company would have no further obligations in respect to these preferred shares. In addition, the Company was required to retain net cash of approximately $350,000 as part of the terms of the agreement, of which approximately $208,500 was paid as a bridge loan prior to April 30, 2004 and is included in assets at April 30, 2004. This bridge loan became part of the closing requirements in May 2004.

On May 25, 2004, HDSI common shareholders exchanged 3,240,593 shares of stock for 38,887 shares of Nesco Preferred B Stock which will be converted into 29,165,250 shares of common stock (a ratio of approximately 9 Nesco shares for 1 share of HDSI stock). The HDSI preferred shareholders exchanged 295,853 shares of stock for 14,201 shares of Nesco Preferred B Stock which will be converted into 10,650,750 shares of common stock (a ratio of approximately 36 Nesco shares for 1 share of HDSI stock). Approximately 72% of the common and 57% of the preferred shareholders exchanged their shares at this time. This resulted in approximately 44.6% of Nesco's voting securities exchanged and owned by HDSI stockholders. The Company anticipates that the majority of the remaining shareholders will exchange their shares in the near future, which will result in 54.3% of Nesco's voting securities owned by HDSI stockholders upon exchange of all outstanding HDSI securities. Upon completion of this exchange, HDSI common shareholders will exchange a total of 4,452,806 shares of stock for 53,434 shares of Nesco Preferred B Stock which will be converted into 40,075,167 shares of common stock (a ratio of approximately 9 Nesco shares for 1 share of HDSI stock). The HDSI preferred shareholders will exchange a total of 522,487 shares of stock for 25,079 shares of Nesco Preferred B Stock which will be converted into 18,809,574 shares of common stock (a ratio of approximately 36 Nesco shares for 1 share of HDSI stock).

The Company Series A Preferred shareholders will exchange 512,500 shares of stock for an aggregate of 20,500 shares of Nesco Preferred B Stock which will be converted into 15,375,000 shares of common stock (a ratio of approximately 30 Nesco common shares for 1 share of Series A preferred stock).

In connection with the share exchange agreement, the Company also issued an aggregate of 6,500,000 common shares to advisors for services rendered in connection with the Exchange Agreement. Approximately 2,900,000 of these shares were issued to the parties who agreed to cancel their special warrants.

Prior to the transaction, the Company had 7,627,105 common shares outstanding. After giving effect to the transactions above, the Company will have approximately 106,387,000 shares outstanding after such time that the Company increases the number of common shares it is authorized to issue.

In addition to the exchange of shares, all outstanding warrants and options of HDSI were exchanged for Nesco warrants and options based on the same ratios as the stock exchange. This resulted in the issuance of approximately 5,512,500 options and 19,624,320 warrants. The HDSI debt holders were also granted, in consideration of an extension of term debt , a warrant to acquire one share of Nesco common stock for each dollar of HDSI debt, for an aggregate issuance of 2,736,000 warrants. The total HDSI term debt of $2,736,000 was also exchanged for Nesco convertible debt and the holders may convert this debt to approximately 28,551,000 shares of the Company's common stock.

Prior to the transaction, the Company had approximately 4,212,500 options and warrants outstanding . After giving effect to the transactions above, the Company will have approximately 31,483,000 options and warrants outstanding and debt convertible into approximately 28,551,000 common shares.

As of July 1, 2004, Nesco entered into a securities purchase agreement with third parties pursuant to which Nesco would issue 8% senior convertible notes, which are convertible to common stock at $.15 per share to investors for an aggregate of a minimum of $250,000 and a maximum of $3,000,000. Each note is issued with a five-year warrant to purchase a number of shares of the Company's common stock equal to 100% of the number of shares of the Company's common stock issuable (maximum 20,000,000 shares) at $.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. Through August 26, 2004, we have received approximately $1,868,000 of net proceeds in connection with this agreement and issued warrants to purchase 14,533,333 shares. The notes mature on December 1, 2005. We relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in issuing the Notes and Warrants without registration under the Act. Under the terms of the securities purchase agreement we have agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants.

     Business of the Issuer

As previously stated, in fiscal 2004, we did not conduct any business, but actively sought new business opportunities, resulting in the consummation of the share exchange agreement with HDSI.

HDSI develops, manufactures and markets high water content, electron beam cross-linked, aqueous polymer hydrogels used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. HDSI gels are produced using unique proprietary manufacturing technologies which enable HDSI to develop, manufacture and market electron beam cross-linked aqueous polymer sheet hydrogels, hereafter referred to as "gels". One of two known manufacturers in the world, HDSI specializes in custom gels capitalizing on unique proprietary manufacturing technologies. These capabilities allow HDSI to manufacture gels which meet the rigid specifications of our customers, a key requirement in gels used for delivery of active ingredients, the most rapidly growing component of the hydrogel industry.


HDSI gels exhibit significant potential in the following high growth fields:
     --   topical therapeutics in moist wound/burn healing applications;

     --   in  trans  (systemic)  and  intradermal   (non-systemic)  delivery  of
          prescription and non- prescription medications;
     --   cosmetic skin care; and
     --   components in medical diagnostics.

HDSI has developed successful strategic relationships in each of these categories with partners who are meaningful participants in these markets, including the market leaders in several medical device categories and the world's leading cosmetic companies.

Hydrogels are gel-like or colloidal substances made of water and solids. They can be created chemically (through a combination of ultra violet cross-linking and chemical interface), or by mixing polymer and water then exposing it to an electron beam creating a "sheet" of water. Currently, and for the foreseeable future, all of the hydrogel products produced by HDSI are electron beam cross-linked, water and polymer gels, a category in which HDSI hydrogels have a significant competitive advantage, in part due to the following product characteristics:

     --   painless adhesion to the human body;
     --   stability of form and composition;
     --   purity;
     -- reproducibility (manufacturing high quality product on a consistent basis);
     --   compatibility with active ingredients; and
     --   high water content.

Many of the competitive products feature physical characteristics which are less desirable than those of HDSI's gels. These include aggressive skin bonding, chemical and form instability, lack of uniformity, low water content, and active receptivity issues. Some of these products do offer higher absorptive and adherence characteristics than the HDSI gels.

The gels are manufactured using proprietary mixing, coating and cross-linking technologies. Together, these proprietary technologies enable HDSI to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics - thickness, water content, adherence, absorption,  vapor  transmission,  release  - rates  while  maintaining  product
integrity.   These  proprietary   manufacturing   technologies   allow  HDSI  to
participate in the development of FDA regulated medical devices. HDSI is currently participating in other highly regulated, confidential projects. Management believes that HDSI has sufficient capacity in its core assets to address the anticipated manufacturing demand for all current and planned projects.

In addition to HDSI's ability to specifically regulate the aforementioned physical characteristics of the gel, HDSI has the manufacturing technology to offer broad choices in selection of gel liners, allowing customers to create even tighter tolerances in vapor transmission and active ingredient release rates, while personalizing color and texture, characteristics critical in the cosmetic category.

     Products and Services

HDSI manufactures and markets electron-beam cross-linked sheet gels and patches for use as moist wound/burn dressings with and without active ingredients, components in certain medical devices, transdermal and intradermal delivery of medication, and topical application of non-prescription drugs, other skin care treatments and cosmetics. HDSI markets its own brand of moist wound/burn dressings under the AQUAMATRIXTM brand name, and is currently developing additional line extensions of this product. In addition, the HDSI gels are prepared as components for products distributed by HDSI customers under their brand names. HDSI, in addition to manufacturing hydrogel, offers its customers converting services, allowing HDSI to create competitive advantage in pricing while expediting the production process. HDSI specializes in cutting sheet gels to customers' specified shape, a converting process requiring technological expertise and pouching.

Hydrogel patches are now being marketed in the United States or abroad for many different applications:

     Moist Wound and Burn Dressings. Dressings made from hydrogels have long been used for the treatment of wounds and burns. Clinical trials have demonstrated the benefits of moist wound healing versus traditional dressings. Some of these benefits include immediate anti-inflammatory effects, keeping the wound bed moist allowing for the freer cell flow and less scarring, and accelerated healing. The current market for moist wound healing dressings is estimated to be in excess of $2 billion worldwide and growing at 10% per annum. In addition, "active wound healing" dressings, those with ingredients which further provide healing benefits, are estimated to generate global sales of over $600 million with annual growth of over 20%.

     Hydrogels as A Method of Drug Delivery. Hydrogel patches are a relatively new method of delivering medication that have important advantages over other more traditional methods of drug delivery. As a system of drug delivery, hydrogel patches are less intrusive, painless, can medicate for preplanned time periods, provide the potential for a release of medication more consistent with the body's own glandular activity, thereby avoiding dosage spikes and, or, digestive alteration, and minimize side effects apparent in more traditional delivery methodologies of injection or ingestion.

     Other Medical Applications. Hydrogel patches are being used for transdermal applications:

          --   Hormone replacement therapy and contraception
          --   Treatment of acne, shingles, diabetes and motion sickness
          --   Treatment of angina with nitroglycerin
          --   Treatment of smoking addiction using nicotine
          --   Palliatives, i.e., pain relievers, such as lidocaine

     Non-Prescription Therapeutic Applications. Hydrogel patches are used in the medical community, and also directly marketed to consumers for the following uses:

          --   Topical application of OTC drugs such as:
                  -    non-prescription acne treatments
                  -    pain relievers, and
                  -    diet preparations

          --   Cough suppressants
          --   Treatment of warts, calluses and corns
          --   Pain relief

     Cosmetic   Applications.   Hydrogel  patches  are  being  used  to  deliver
     cosmetics, such as skin care products to consumers and skin care providers for uses that include:

         --    Moisturizers
         --    Face masks
         --    Cooling masks

Customers & Markets for HDSI

     Moist Wound Healing. HDSI markets products under its proprietary brand AQUAMATRIXTM as well as supplying hydrogel products to developers and distributors of prescription and OTC moist wound healing products for redistribution to healthcare professionals and retailers. The benefits of moist wound healing products include reduced scarring and pain and greater speed of healing. HDSI expects the markets for its moist wound healing products to continue to expand due to the growing recognition by professionals and consumers of the benefits of moist wound healing.

     Medical Device Manufacturers. HDSI has targeted the high quality, medical device manufacturers, e.g. monitoring electrodes and devices, defibrillator pads, as a core segment of its revenue stream.

     Transdermal Delivery of Prescription Drugs and OTC Treatments. HDSI actively seeks new applications for two types of transdermal delivery:

          -- Through patches which adhere to the skin and are impregnated with active ingredients; and

          -- Through iontophoresis, which drives the active ingredients through the skin by use of controlled electrical currents. Iontophoresis allows for greater control over the delivery of active ingredients.

     HDSI is actively involved in various development projects for use of hydrogels in transdermal delivery of specific ingredients. HDSI also sells hydrogels products to manufacturers and distributors of non-prescription medications.

     Cosmetics  and  Other  Consumer  Products.   HDSI  currently   manufactures
     hydrogels and hydrogel patches for some of the leading U.S. cosmetics companies, among others. These products include OTC skin care preparations and other products for cosmetic use.

     Direct Retailing. HDSI is exploring various opportunities for the manufacture and distribution of OTC therapeutic, skin care and cosmetic products using hydrogel through such retailers as chain drug, food and mass merchandise stores under co-branding arrangements.


     Competition

The opportunity for aqueous polymer hydrogels is significant. HDSI's proprietary competitive manufacturing advantages, along with the high barrier to entry (the substantial cost of acquiring an electron beam as compared to other cross-linking devices and the cost and extended time required for installing this beam) and current minimal level of competition for high performance gels, give HDSI the opportunity to be dominant in the outlined focus application categories. Awareness of our product, low cost, speed to market, and unique manufacturing techniques, are advantages which will be conveyed to our customer base through a combination of consumer product entries, expansion within current OEM base, institutional reach programs, e.g. trade magazines, trade shows, and through senior management contacts.

     Government Regulation

There is no required government regulation on hydrogel related products at this time. While hydrogels fall under the jurisdiction of the FDA, the gels HDSI manufactures are exempt from the FDA approval and/or pre-market notification requirements (this would include 510K, NDA and PMA submission). With respect to registering the manufacturing facility with the FDA under the Code of Federal Regulations, 21CFR820.1, Scope: Part A, it is stated that the regulation does not apply to manufacturers of component parts of finished devices. At the current time, hydrogel is sold as a component part to various medical device/cosmetic manufacturers. If at any time in the future HDSI manufactures products which would require such filings or registration, HDSI will take the appropriate steps to comply.

     Patents, Proprietary Rights and Trademarks

The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company also relies on trade secret protection for its confidential and proprietary information.

There are no patents related to the hydrogel products. HDSI holds a registered trademark on Aquamatrix TM which is used on its hydrogels.

     Employees

As of September 1, 2004 HDSI had eleven employees, five in administration, finance and marketing, and six in manufacturing and quality control.

We believe we have good relations with our employees, and have never incurred a significant work stoppage due to any strike or protest by our employees.

ITEM 2. DESCRIPTION OF PROPERTY

On October 1, 1998, the Company entered into a ten-year lease through September 30, 2008 for rental of office facilities. The lease provides for annual rent of $178,710 and escalations for scheduled rent increases and for the Company's proportionate share of increases in real estate taxes and maintenance costs. On March 4, 2000, the Company entered into a sublease agreement for the October 1998 lease with a company in which a major shareholder of the Company is a stockholder. The sublease expires on September 30, 2008. The sublease rent is being paid directly to the landlord by the sublease tenant.

HDSI entered into a seven-year sub-lease agreement for a manufacturing facility in Langhorne, PA with an affiliated entity, effective February 14, 1997, which provided for minimum monthly rental payments of $9,625 and expired in 2004. On January 25, 2002, this manufacturing facility was purchased by an entity owned by a related party of HDSI and HDSI entered into a lease with the related party, which provides for minimum monthly rental payments of $11,687 and expires in 2012. The rent increases by 5% every two years for the duration of the lease. On September 30, 2002, in consideration for extension of certain debt due to the related party, the rent increase of 5% effective February 1, 2004 was increased by an additional 10%. The rent increases subsequent to that date, every two years, remain at 5% of the prior period amount inclusive of the 10% additional one-time increase.

On December 1, 2001, HDSI, along with other co-tenants, entered into a month-to-month lease for office space in New York, NY with an entity owned by a related party, which provided for a monthly lease payment of $3,735. This lease payment was reduced to $2,500 per month effective November 1, 2003 due to reallocation of the space with other tenants.

We believe our offices and other facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

The NAC entities are subject to a number of claims and alleged violations. Pursuant to the stock purchase and assumption agreement dated as of April 29, 2004, and completed as part of the terms of the share exchange agreement with HDSI on May 25, 2004, between Nesco and NAC Calabria Acquisition Corporation (the "Purchaser"), the Purchaser became responsible for all liabilities of our previous business conducted by the NAC Entities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of our fiscal year ended April 30, 2004, pursuant to Nevada Revised Statutes which permits holders of a majority of the voting power to take stockholder action by written consent, we requested consent to the share exchange agreement regarding HDSI, obtained the required majority consent and entered into the share exchange agreement. In accordance with the terms of the share exchange agreement we are in the process of preparing an Information Statement to be mailed to all securities holders.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

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

The following table sets forth the high and low closing bid prices per fiscal quarter quoted for our Common Stock in the last two fiscal years (Pink Sheets through 3/26/02; OTCBB from 3/27/02 to Present):

                                                          Closing Bid
                                                     High              Low
                                                     ----              ---
Year ended April 30, 2004
-------------------------
    First Quarter  (ended 7/31/03)                   $0.12             $0.10
    Second Quarter (ended 10/31/03)                  $0.45             $0.45
    Third Quarter  (ended 1/31/04)                   $0.45             $0.05
    Fourth Quarter (ended 4/30/04)                   $0.35             $0.15

Year ended April 30, 2003
-------------------------
    First Quarter  (ended 7/31/02)                   $0.75             $0.30
    Second Quarter (ended 10/31/02)                  $0.25             $0.10
    Third Quarter  (ended 1/31/03)                   $0.12             $0.10
    Fourth Quarter (ended 4/30/03)                   $0.12             $0.10


The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Actual trading in our shares has been very sporadic.

Holders

As of September 1, 2004, there were 54 record holders of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that future earnings will be retained to support our business. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Recent Sales and Issuance of Unregistered Securities

In the past three fiscal years we have issued the following securities in transactions not registered under the Securities Act of 1933:

     -- In January 2002, we issued five-year warrants to purchase a total of 200,000 shares of Common Stock at an exercise price of $0.50 per share to KSH Strategic Investment Fund I, LP and Cleveland Overseas, Ltd. in connection with a January 2002 bridge loan financing of $500,000. These investors also received secured promissory notes in the aggregate principal amount of $500,000 which bore interest at 10% per annum. KSH Investment Group, Inc., a registered broker-dealer and an affiliate of KSH Strategic Investment Fund I, LP, received $25,000 and was granted 75,000 shares of Common Stock (which were issued in June
          2002) as a fee for arranging the bridge loan  financing.  We relied on
          Section 4(2) of the Securities Act in issuing the warrants and shares of Common Stock without registration under the Act. Under the terms of the bridge loan financing, we had agreed to undertake to register the shares of Common Stock issuable upon the exercise of the warrants issued to the bridge investors and the shares of Common Stock issued to KSH Investment Group, Inc. These warrants were cancelled in connection with the share exchange agreement with HDSI.

     -- In June 2002, we issued 512,500 shares of our 10% Series A Convertible Preferred Stock ("Preferred Stock") in connection with the initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of our Preferred Stock to accredited investors at $2.00 per share. Each share of Preferred Stock was convertible into four shares of Common Stock at a conversion price of $0.50 per share. KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 402,500 shares of Common Stock as commissions in connection with the June 2002 private placement. We relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in issuing the shares of Preferred Stock and warrants without registration under the Act. Under the terms of the private placement, we had agreed to undertake to register the Common Stock issuable upon the conversion of the Preferred Stock sold and the Common Stock issuable upon the exercise of warrants issued to the placement agent. These warrants were cancelled in connection with the share exchange agreement with HDSI.

     -- In March 2004, Mr. Ronald Kuzon, an interim officer and consultant exercised 1,000,000 warrants for $.05 in a cashless exercise. An aggregate of 857,142 shares were delivered as the excess of the fair value $(.35) of the stock purchased over the exercise price was used to pay for the shares in the aggregate of 142,858 shares.

As described elsewhere, the Company subsequently entered into a share exchange agreement with HDSI. Additional securities have been issued in connection with that exchange agreement.

Repurchases of Equity Securities
N/A

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Nesco Industries, Inc. (hereinafter sometimes referred to as "we" or the "Company") was incorporated in Nevada in March 1993, and was inactive for a number of years. In March 1998, Nesco acquired National Abatement Corporation ("NAC") and NAC Environmental Services, Inc.("NACE"). By virtue of this acquisition, which was the result of arms length negotiations between previously non-affiliated parties, the former shareholders of NAC and NACE acquired 5,000,000 shares of the Company's common stock, or 80% of the total outstanding, immediately following the acquisition. The former shareholders of NAC were the same as the former shareholders of NACE. For accounting purposes, NAC was treated as the acquiring corporation. Thus, the historical financial statements of NAC prior to that acquisition date were deemed to be the historical financial statements of the Company.

The Company was a provider of asbestos abatement and indoor air quality testing, monitoring and remediation services. In the fiscal year ended April 30, 2003, the Company consolidated the operations of its various subsidiaries, through which it provided services, into a single environmental services operating unit organized under the banner of its wholly-owned subsidiary NAC. Prior to this consolidation, the Company also operated through two other wholly-owned subsidiaries, NAC/Indoor Air Professionals, Inc. ("IAP") and NACE.

In the fourth quarter of fiscal 2003, the Company elected to deactivate the environmental services operating unit, and authorized NAC to cease business operations, in order to conserve financial and other resources until a new business focus was identified. The Company ceased business operations in May 2003. As a result of ceasing business operations, the Company wrote-off goodwill, fixed assets and inventory in fiscal 2003.

On April 29, 2004, the Company entered into a share exchange agreement with Hydrogel Design Systems, Inc. ("HDSI"), a Delaware privately held corporation, whereby HDSI would become a majority- owned subsidiary of the Company and upon completion of the exchange, the holders of HDSI common stock and debt would hold a majority interest of the Company. This exchange was completed on May 25, 2004. The accounting for the transaction is a recapitalization of HDSI, with HDSI treated as the acquirer. The acquired assets and assumed liabilities, if any, of the Company are carried forward at their historical values. HDSI's historical financial statements are carried forward as those of the combined entity. HDSI is engaged in the manufacture, marketing, selling and distribution of an aqueous polymer-based radiation ionized gel, commonly referred to as a "hydrogel", which is used in various medical and cosmetic consumer products.

Nesco had intended to issue shares of its common stock in exchange for the equity securities of HDSI in certain ratios as provided for in the exchange agreement. However, because Nesco did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock for, among others, equity and debt of HDSI and the Company. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which Nesco is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of Nesco common stock.

Plan of Operation

As previously stated, in fiscal 2004, we did not conduct any business, but actively sought new business opportunities, resulting in the consummation of the share exchange agreement with HDSI.

HDSI develops, manufactures and markets high water content, electron beam cross-linked, aqueous polymer hydrogels used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. HDSI gels are produced using unique proprietary manufacturing technologies which enable HDSI to develop, manufacture and market electron beam cross-linked aqueous polymer sheet gels. One of two known manufacturers in the world, HDSI specializes in custom gels capitalizing on unique proprietary manufacturing technologies.

As a result of the completion of the share exchange agreement with HDSI, the Company was effectively able to obtain a new business focus and to eliminate substantially all of its current liabilities. This transaction has enabled the Company to obtain additional financing. In June 2004, Nesco entered into a securities purchase agreement with third parties whereby Nesco would issue 8% senior convertible notes to private investors for an aggregate of a minimum of $250,000 and a maximum of $3,000,000. As of August 26, 2004, the Company received approximately $1,868,000 of net proceeds in connection with this transaction.

Management intends to focus its efforts in the next twelve months on building the business of HDSI which it believes will be possible through additional financing as described above. Management believes this will enable the Company to expand its current operations, develop new products and explore new markets and increase its current sales force to achieve these objectives.

Liquidity and Capital Resources

The following table sets forth our working capital (deficiency) position at the end of the fiscal years indicated:

                                               Year ended April 30,
                                             2004                 2003
                                             ----                 ----
Current assets                            $  139,755          $ 1,202,270
Current liabilities                        1,024,533            2,604,356

Working capital (deficiency)              $ (884,778)         $(1,402,086)
                                           =========           ==========

The Company's cash at April 30, 2004 increased to $135,462, or by 72%, as compared to $78,695 in the prior fiscal year. The increase is primarily due to the collection of accounts receivable during the year related to the discontinuation of business operations in May 2003.

Net cash provided by (used in) operating activities in fiscal 2004 was $316,065, as compared with $(398,524) in the prior fiscal year. The net cash provided by operations during fiscal 2004 was primarily due to the collection of accounts receivable and reduction of billings in excess of costs on uncompleted contracts for the period related to the discontinuation of business operations in May 2003 and a reduction in general and administrative expenses. Net cash used in investing activities during fiscal 2004 was $179,298, as compared with no cash used in investing activities in the prior fiscal year. The net cash used in investing activities was due primarily to interim loans to HDSI prior to the share exchange agreement. Net cash provided by (used in) financing activities was $(80,000) in fiscal 2004, as compared with $365,959 in the prior fiscal year. The net cash used in fiscal 2004 was primarily used for repayment of shareholder loans and the net cash provided in fiscal 2003 was derived from the June 2002 private placement of 512,500 shares of the Company's Preferred Stock to accredited investors at $2.00 per share.

On April 1, 2002, the Company issued interest-free, unsecured promissory notes to certain shareholders in the aggregate amount of $1,032,501 in exchange for and in full satisfaction of all outstanding balances due on demand loans, management fees, and consulting fees. In fiscal 2004, the Company began to impute interest on the shareholder loans at 6% per annum with an equivalent offset to additional paid in capital. Repayment on the shareholder loans was scheduled to commence in February and May 2003, however, the lenders agreed to defer the commencement dates indefinitely. The Company made sporadic payments on shareholder loans totaling $80,000 in the year ended April 30, 2004. At April 30, 2004, the shareholder loans totaled $952,501. Upon the completion of the transaction with HDSI on May 25, 2004, the shareholder loans were exchanged for an equity interest in the Company. Accordingly, such loans have been classified as long-term at April 30, 2004.

At April 30, 2004, the Company had a net shareholders deficit of $1,787,639, negative working capital of $884,778 and incurred a net loss attributable to common shareholders of $2,038,031 for the fiscal year then ended. Approximately $1,564,000 of the loss was attributable to stock based compensation resulting from the issuance of warrants in December 2003 and the repricing of warrants previously issued. The balance of the loss is attributable to general and administrative expenses related to the discontinuance of the operations.

As a result of the completion of the share exchange agreement with HDSI on May 25, 2004, the Company was effectively able to obtain a new business focus and to eliminate substantially all of its current liabilities. Management believes that this transaction will enable the Company to seek additional debt or equity financing. In June 2004, Nesco entered into an securities purchase agreement with third parties whereby Nesco would issue 8% senior convertible notes to private investors for an aggregate of a minimum of $250,000 and a maximum of $3,000,000. As of August 26, 2004, the Company received approximately $1,868,000 of net proceeds in connection with this transaction

As part of this transaction, the Company transferred its wholly owned subsidiaries, NAC, IAP and NACE under the terms of a stock purchase and assumption agreement to a newly formed corporation, NAC Calabria Acquisition Corporation, controlled by Ronald Kuzon, who had been an interim officer and consultant of the Company. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify Nesco against any claims. In consideration for the indemnity, the transferee received 3,000,000 shares of common stock of the Company and certain related registration rights. In support of the value of the common stock delivered, the Company agreed that the transferee, at its election, may demand the Company repurchase from the transferee up to 2,400,000 of the common shares upon written notice from the transferee if the transferee cannot in good faith resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000.

In addition to the transfer of its subsidiaries, the Company was required to convert its outstanding shareholder debt to equity. On May 11, 2004, prior to the date of the closing, the holders of this debt in the aggregate principal amount of $952,501 agreed to exchange the debt for an aggregate of 20,000 shares of Nesco Series B Preferred Stock which will be converted into 15,000,000 shares of common stock. The Company was also required to obtain the consent to cancel an aggregate of 602,500 special warrants prior to the closing. The holders of these special warrants were granted shares in the exchange as part of the common advisor shares issued. The Company Series A Preferred shareholders also agreed, that upon completion of the exchange agreement, they would convert their shares to common stock and that the Company would have no further obligations in respect to these preferred shares. In addition, the Company was required to retain net cash of approximately $350,000 as part of the terms of the agreement, of which approximately $208,500 was paid as a bridge loan prior to April 30, 2004 and is included in assets at April 30, 2004. This bridge loan became part of the closing requirements in May 2004.

The following table provides a summary of the Company's loans payable and commitments for operating leases at April 30, 2004:

                                                                 Less than                           3 or More
                                              Total ($)          1 Year ($)         1-3 Years ($)    Years ($)
                                              ---------          ----------         -------------    ---------
Notes Payable, Shareholders                    952,501               --                 --              --
Less amounts subsequently
 converted to equity                          (952,501)
Operating leases                               759,518              178,710             536,130       $ 44,678
                                             ----------          ----------             -------        -------

         Total Contractual Obligations       $  759,518          $  178,710             536,130       $ 44,678
                                             ==========          ==========            ========       ========

     Notes Payable, Shareholders:

On April 1, 2002, the Company issued interest-free, unsecured promissory notes to certain shareholders in the aggregate amount of $1,032,501 in exchange for and in full satisfaction of all outstanding balances due on demand loans, management fees, and consulting fees. In fiscal 2004, the Company began to impute interest on the shareholder loans at 6% per annum with an equivalent offset to additional paid in capital. Repayment on the shareholder loans was scheduled to commence in February and May 2003, however, the lenders agreed to defer the commencement dates indefinitely. The Company made sporadic payments on shareholder loans totaling $80,000 in the year ended April 30, 2004. At April 30, 2004, the shareholder loans totaled $952,501. Upon the completion of the transaction with HDSI on May 25, 2004, the shareholder loans were exchanged for an equity interest in the Company. Accordingly, such loans have been classified as long-term at April 30, 2004 for financial reporting purposes.

     Operating leases:

On October 1, 1998, the Company entered into a ten-year lease through September 30, 2008 for rental of office facilities. On March 4, 2000, the Company entered into a sublease agreement for the October 1998 lease with a company in which a major shareholder of the Company is a stockholder. The sublease expires on September 30, 2008. The sublease annual rent of $178,000 is being paid directly to the landlord by the sublease tenant. The Company would have to pay the obligations under the lease in the event of default by the subtenant under the parties' sublease agreement.

     Off-Balance Sheet Arrangements

At April 30, 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such activities.

In May, 2004, in connection with the closing of the share exchange agreement with HDSI, the Company became conditionally liable to repurchase up to 2,400,000 of the common shares it had issued in connection with the transfer of its subsidiaries. Transferee may demand the repurchase of the shares only in the event transferee elects to make such demand after transferee is unable to resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000. In the event of a demand by the transferee, the repurchase price will be at the lower of those two amounts.

     Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of April 30, 2004, the Company has a net shareholders deficit of $1,787,639 and has incurred net losses attributable to common shareholders of $2,038,031 and $2,612,111 for the years ended April 30, 2004 and 2003, respectively. The Company has a working capital deficit of approximately $885,000 as of April 30, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern.

In May 2003, the Company ceased its prior business operations. As a result of the completion of the share exchange agreement with HDSI on May 25, 2004, the Company was effectively able to obtain a new business focus and to eliminate substantially all of its current liabilities. Management believes that this transaction will enable the Company to seek additional debt or equity financing. In June 2004, Nesco entered into a securities purchase agreement with third parties whereby Nesco would issue 8% senior convertible notes to private investors for an aggregate of a minimum of $250,000 and a maximum of $3,000,000. As of August 26, 2004, the Company received approximately $1,868,000 of net proceeds in connection with this transaction. Management believes that the current cash on hand, the additional capital to be raised, and the future operations of HDSI will enable the Company to meet its financing requirements for the next twelve months.

There can be no assurance that the Company will be able to obtain additional sufficient debt or equity financing on favorable terms if at all, or that it will be successful in building the operations of its new business focus, HDSI. If the Company is unsuccessful in building the operations of HDSI or is unable to obtain additional financing on terms favorable to the Company there could be a material adverse effect on the financial position, results of operations and cash flows of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Critical Accounting Policies

Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial
Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     New Accounting Pronouncements

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

ITEM 7. FINANCIAL STATEMENTS

                                C O N T E N T S

                                                                      Page



Reports of Independent Registered Public Accounting Firms          F-1 - F-2


Financial Statements

      Consolidated Balance Sheet                                      F-3

      Consolidated Statements of Operations                           F-4

      Consolidated Statement of Stockholders' Deficit                 F-5

      Consolidated Statements of Cash Flows                           F-6

      Notes to Consolidated Financial Statements                  F-7 to F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors of

Nesco Industries, Inc.:


We have audited the accompanying consolidated balance sheet of Nesco Industries, Inc. and Subsidiaries (the "Company") as of April 30, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nesco Industries, Inc. and Subsidiaries at April 30, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note A to the financial statements, the Company has suffered losses from operations and has net working capital and stockholders' equity deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ BP Audit Group, PLLC



Farmingdale, New York
August 6, 2004 except as to Note J, for
 which the date is September 10, 2004

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
        NESCO Industries, Inc.


We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of NESCO Industries, Inc. and Subsidiaries for the year ended April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of NESCO Industries, Inc. and Subsidiaries for the ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements on the Form 10-KSB for the year ended April 30, 2003, as of April 30, 2003 the Company had an accumulated deficit in stockholders' equity of $4,193,199, negative working capital of $1,402,086, and had incurred net losses available to common shareholders of $2,612,111 and $352,838 for the years ended April 30, 2003 and 2002, respectively. These factors, among others, as discussed in Note A to the consolidated financial statements on Form 10-KSB for the year ended April 30, 2003, raised substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters were also described in Note A of the consolidated financials statements on Form 10-KSB for the year ended April 30, 2003. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in Note F of the consolidated financial statements on Form 10-KSB for the year ended April 30, 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on May 1, 2002.




/s/GRANT THORNTON LLP

New York, New York
 July 31, 2003

                             NESCO Industries, Inc.
                           CONSOLIDATED BALANCE SHEET
                                 April 30, 2004

                                     ASSETS

CURRENT ASSETS
    Cash                                                                                              $135,462
    Accounts receivable, net of allowance                                                                4,293
                                                                                                    -----------
           Total current assets                                                                        139,755

LOANS RECEIVABLE, MERGER CANDIDIATE                                                                    208,500

FIXED ASSETS, NET                                                                                        4,940
                                                                                                   -----------
                                                                                                     $ 353,195
                                                                                                   ===========


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                                          $   928,828
    Accounts payable  related parties                                                                   95,705
                                                                                                  ------------
          Total current liabilities                                                                  1,024,533

DEFERRED SUBLEASE INCOME                                                                               163,800

LOANS PAYABLE-SHAREHOLDERS, SUBSSEQUENTLY CONVERTED TO EQUITY                                          952,501
                                                                                                  ------------
                                                                                                     2,140,834
                                                                                                  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    10% convertible preferred stock, $0.001 par value;
       1,000,000 shares authorized; 512,500 shares issued and outstanding                                  513
    Preferred stock issuable 289,333 shares, and additional paid-in-capital attributable thereto       242,245
    Common stock, $0.001 par value; 25,000,000 shares authorized;
       7,019,963 issued and outstanding shares                                                           7,020
    Common stock issuable 607,142 shares                                                                   607
    Capital in excess of par value                                                                   4,193,206
    Accumulated deficit                                                                             (6,231,230)
                                                                                                  ------------
                                                                                                    (1,787,639)
                                                                                                  ------------
                                                                                                    $  353,195
                                                                                                  ============


The accompanying notes are an integral part of this statement.

                             NESCO Industries, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              Year ended April 30,


Operations of Discontinued Business
-----------------------------------
                                                                                            2004                    2003
                                                                                        ------------             -----------
Revenues                                                                                $     25,364              $4,589,693

Cost of earned revenues                                                                      (27,867)              4,389,116
Stock based compensation                                                                   1,563,960
General and administrative expenses                                                          361,545               2,279,603
Interest expense, net                                                                                                102,889
Interest imputed on shareholders loans                                                        58,876
Sublease income                                                                              (46,800)                (46,800)
Miscellaneous income                                                                                                  (1,800)
Gain on sale of fixed assets                                                                    (300)
                                                                                        ------------             -----------
         Loss  before income taxes                                                        (1,884,050)             (2,133,315)

Income tax benefit                                                                                                  (121,968)
                                                                                        -------------             ------------

         Net loss                                                                         (1,884,050)             (2,011,347)



Recurring convertible preferred stock dividends in kind                                     (126,189)                (88,264)
Additional dividend in kind to preferred stockholders                                        (27,792)
Value related to beneficial conversion feature of
         convertible preferred stock                                                                                (512,500)
                                                                                        ------------             -----------

Net loss attributable to common shareholders                                            $ (2,038,031)           $ (2,612,111)
                                                                                        =============             ===========
Basic and diluted loss per share                                                              $(0.30)                 $(0.39)
                                                                                              ======                  ======
Weighted average common shares outstanding                                                 6,891,743               6,754,474
                                                                                           =========               =========


The accompanying notes are an integral part of these statements

                             NESCO Industries, Inc.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      Years ended April 30, 2004 and 2003

                                                                                   Preferred stock issuable and
                                                                                    additional paid-in-capital
                                                             Preferred   stock        attributable thereto          Common stock
                                                               Shares   Amount         Shares       Amount         Shares  Par value
                                                             -------------------    ------------------------      ------------------

Balance at May 1, 2002                                                                                            6,694,963   $6,695

Convertible preferred stock issuance                         512,500    $513
Convertible preferred stock dividends                                                   93,182     $88,264
Convertible preferred stock beneficial conversion feature
Common stock issued in connection with bridge financing                                                              75,000       75
Net loss for the year ended April 30, 2003
                                                            --------    ----           -------    --------       ----------   ------

Balance at April 30, 2003                                    512,500     513            93,182      88,264        6,769,963    6,770


Convertible preferred stock dividends                                                  170,526     126,189
Penalty shares issuable to holders of convertible
  preferred stock                                                                       25,625      27,792
Issuance and repricing of warrants
Imputed interest on shareholder loans
Exercise of warrants                                                                                                250,000      250
Net loss for the year ended April 30, 2004
                                                            --------    ----           -------    --------       ----------   ------

Balance at April 30, 2004                                    512,000    $513           289,333    $242,245        7,019,963   $7,020
                                                            ========    ====           =======    ========        =========   ======

The accompanying notes are an integral part of this statement.

                             NESCO Industries, Inc.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      Years ended April 30, 2004 and 2003

                                                                                     Capital in
                                                        Common stock issuable        excess of     Accumulated
                                                           Shares  Par value         par value        deficit             Total
                                                        ----------------------        ---------     -----------         ----------
Balance at May 1, 2002                                        -          -            $ 1,119,105    $ (1,581,088)    $    (455,288)

Convertible preferred stock issuance                                                      865,446                           865,959
Convertible preferred stock dividends                                                                     (88,264)
Convertible preferred stock beneficial conversion feature                                 512,500        (512,500)
Common stock issued in connection with bridge financing                                    74,176                            74,251
Net loss for the year ended April 30, 2003                                                             (2,011,347)       (2,011,347)
                                                        -----------   ----------       -----------    ------------     -------------

Balance at April 30, 2003                                    -            -             2,571,227      (4,193,199)       (1,526,425)


Convertible preferred stock dividends                                                                    (126,189)
Penalty shares issuable to holders of convertible
  preferred stock                                                                                         (27,792)
Issuance and repricing of warrants                                                       1,563,960                        1,563,960
Imputed interest on shareholder loans                                                       58,876                           58,876
Exercise of warrants                                        607,142        $607               (857)
Net loss for the year ended April 30, 2004                                                             (1,884,050)       (1,884,050)
                                                         ----------   ---------      ------------     -----------     -------------

Balance at April 30, 2004                                   607,142        $607       $ 4,193,206     $(6,231,230)    $ (1,787,639)
                                                         ==========    ========      ============     ============    ==============


The accompanying notes are an integral part of this statement.

                             NESCO Industries, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Year ended April 30,

                                                                                            2004               2003
                                                                                         -----------         ---------
Cash flows from operating activities
   Net loss                                                                              $(1,884,050)      $(2,011,347)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities
       Write off of goodwill                                                                                   416,954
       Write off of inventory                                                                                  134,908
       Write off of fixed assets                                                                                45,875
       Reserve against advances                                                                                 47,970
       Compensation due to repricing and issuance of warrants                              1,563,960
       Gain on sale of fixed assets                                                             (300)
       Imputed interest on shareholders loans                                                 58,876
       Amortization of discount on bridge loan                                                                  52,726
       Common stock issued for bridge financing                                                                 74,252
       Amortization of deferred sublease income                                              (46,800)          (46,800)
       Depreciation and amortization                                                           1,160            54,400
       Bad debt expense recovery                                                             (17,874)          (93,527)
       Changes in operating assets and liabilities
         Accounts receivable                                                               1,004,482         1,530,083
         Prepaid expenses and taxes                                                          112,674            (7,587)
         Inventory                                                                            20,000                84
         Unbilled costs and estimated earnings in excess of
           billings on uncompleted contracts                                                                   222,700
         Other assets                                                                        51,259            (51,898)
         Accounts payable and accrued expenses                                             (473,736)          (443,217)
         Billings in excess of costs and estimated earnings on
           uncompleted contracts                                                            (73,586)          (324,100)
                                                                                         -----------         ---------

         Net cash provided by (used in) operating activities                                316,065           (398,524)
                                                                                         -----------         ---------

Cash flows from investing activities
   Loan receivable, merger candidate                                                       (208,500)              -
   Proceeds on sale of fixed asset                                                           29,202               -
                                                                                         -----------         ---------

         Net cash used in investing activities                                             (179,298)              -
                                                                                         -----------         ---------
Cash flows from financing activities
   Repayment of bridge loan                                                                                   (500,000)
   Repayment of shareholders loans                                                          (80,000)
   Net proceeds of convertible preferred stock offering                                                        865,959
                                                                                         -----------         ---------

         Net cash provided by (used in) financing activities                                (80,000)           365,959
                                                                                         -----------         ---------

         NET INCREASE (DECREASE) IN CASH                                                     56,767            (32,565)

Cash at beginning of year                                                                    78,695            111,260
                                                                                         -----------         ---------

Cash at end of year                                                                      $  135,462          $  78,695
                                                                                         ===========         =========



The accompanying notes are an integral part of these statements.

                             NESCO Industries, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2004 and 2003

NOTE A - ORGANIZATION, BASIS OF PRESENTATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization

NESCO Industries, Inc. ( the "Company") was incorporated in Nevada in March 1993. The Company ceased business operations and became inactive in May 2003. Previously, the Company was a provider of asbestos abatement and indoor air quality testing, monitoring and remediation services. In the fiscal year ended April 30, 2003, the Company consolidated the operations of its various subsidiaries, through which it provided services, into a single environmental services operating unit organized under the banner of its wholly-owned subsidiary National Abatement Corporation ("NAC"). Prior to this consolidation, the Company also operated through two other wholly-owned subsidiaries, NAC/Indoor Air Professionals, Inc. ("IAP") and NAC Environmental Services, Inc. ("NACE").

In the fourth quarter of fiscal 2003, the Company elected to inactivate the environmental services operating unit, and authorized NAC to cease business operations, in order to conserve financial and other resources until a new business focus was identified. The Company ceased business operations in May 2003. As a result of ceasing business operations, the Company wrote-off goodwill, fixed assets and inventory totaling $597,737 in fiscal 2003.

On April 29, 2004, the Company entered into a share exchange agreement with Hydrogel Design Systems, Inc. ("HDSI") , a Delaware privately held corporation, whereby HDSI would become a majority-owned subsidiary of the Company and upon completion of the exchange, the holders of HDSI common stock and debt would hold a majority interest of the Company. This exchange was completed on May 25, 2004. (See Note Q). The accounting for the transaction, commonly called a reverse acquisition, will be a recapitalization of HDSI, which will be treated as the acquirer. The acquired assets and assumed liabilities, if any, of the Company will be carried forward at their historical values. HDSI's historical financial statements will be carried forward as those of the combined entity. As part of this transaction, the Company conditionally transferred its three wholly owned subsidiaries, NAC, IAP and NACE, to a consultant and interim officer of the Company who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify Nesco against any claims and, in exchange therefor, received 3,000,000 shares of common stock of the Company. The Company also converted all outstanding shareholder loans to equity. HDSI is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel, which is used in various medical and cosmetic consumer products. The results of HDSI prior to the transaction are not reflected herein.

The Company's fiscal year ends on April 30 and, therefore, references to fiscal 2004 and fiscal 2003 refer to the fiscal years ended April 30, 2004 and April 30, 2003, respectively.

Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of April 30, 2004, the Company has an accumulated deficit of $6,231,230 and has incurred net losses attributable to common shareholders of $2,038,031 and $2,612,111 for the years ended April 30, 2004 and 2003, respectively. The Company has a working capital deficit of approximately $885,000 and a stockholders' deficit of approximately $1,788,000 as of April 30, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern.

In May 2003, the Company ceased its prior business operations. As a result of the completion of the share exchange agreement with HDSI on May 25, 2004, the Company was effectively able to obtain a new business focus and to eliminate substantially all of its current liabilities. Management believes that this transaction will enable the Company to seek additional debt or equity financing. As of July 1 2004, Nesco entered into an investment banking agreement with a third party whereby Nesco would issue 8% senior convertible notes to private investors for an aggregate of a minimum of $250,000 and a maximum of $3,000,000. As of August 26, 2004, the Company received approximately $1,868,000 of net proceeds in connection with this transaction. Management believes that the current cash on hand, the additional capital to be raised, and the future operations of HDSI will enable to Company to meet its financing requirements for the next twelve months. (See Note Q).

                        NESCO Industries, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 2004 and 2003

NOTE A (continued)

Basis of Presentation - Going Concern (continued)

There can be no assurance that the Company will be able to obtain additional sufficient debt or equity financing on favorable terms if at all, or that it will be successful in building the operations of its new business focus, HDSI. If the Company is unsuccessful in building the operations of HDSI or is unable to obtain additional financing on terms favorable to the Company there could be a material adverse effect on the financial position, results of operations and cash flows of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Principles of Consolidation

The accompanying  financial  statements  include the accounts of the Company and
its  wholly  owned  subsidiaries  on  a  consolidated   basis.  All  significant
intercompany accounts and transactions have been eliminated.

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

An allowance for bad debts is provided for financial statement purposes and the direct write-off method is used for tax reporting. In accordance with income tax regulations, NAC, IAP and NACE were required to report income from construction contracts using the percentage-of-completion method.

                             NESCO Industries, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2004 and 2003

NOTE A (continued)

Reclassifications

Certain prior period items have been reclassified to conform to the current period presentation.

Stock Based Compensation

The Company has one effective stock-based employee compensation plan described more fully in Note J. Depending upon the grantee, the Company applies either APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations or FASB Statement 123, "Accounting for Stock-Based Compensation" as amended in accounting for its stock-based compensation. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement 123, using the assumptions described in Note J, to its effective stock-based employee compensation plan.

                                                                                 2004                      2003
                                                                                 ----                      ----
Net loss, as reported                                                       $ (1,884,050)            $ (2,011,347)

Add:  Total stock-based employee
compensation expense determined under
fair value based method for awards
granted, re-priced, modified, or settled,
net of related tax effects                                                            -                    23,101
                                                                             ------------               ----------
Pro-forma net loss                                                            (1,884,050)              (2,034,448)

Recurring convertible preferred stock
dividends in kind                                                               (126,189)                 (88,264)
Additional dividend in kind to preferred stockholders                            (27,792)
Value related to beneficial conversion
feature of convertible preferred stock                                                                   (512,500)
                                                                              ------------             -----------
Pro-forma net loss attributable
to common  shareholders                                                      $ (2,038,031)           $ (2,635,212)
=                                                                             ============           =============
Basic and diluted loss per share,
as reported                                                                       $ (0.30)                $ (0.39)
                                                                                   =======                 =======

Basic and diluted loss per share, pro-forma                                       $ (0.30)                $ (0.39)
                                                                                   =======                 =======

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            April 30, 2004 and 2003

NOTE A (continued)

Loss Per Share

Basic loss per share excludes dilution and is calculated by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. As a result of the Company's net loss, diluted net loss per share was the same as basic net loss per share for the years ended April 30, 2004 and 2003, since the effect of any potentially dilutive securities would be anti-dilutive. Options and warrants which were excluded from the calculation of diluted loss per share totaled 4,212,500 with a weighted average exercise price of $0.18 as of April 30, 2004.

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

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            April 30, 2004 and 2003

NOTE A (continued)

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


NOTE B - ACCOUNTS RECEIVABLE

Prior to ceasing operations in 2003, the Company submitted requisitions (invoices) to customers based on work performed. Pursuant to contract provisions, these requisitions included amounts, referred to as retainage, which are retained until completion and acceptance of the contract. The allowance for uncollectible accounts at April 30, 2004 was $188,983.

The Company's principal accounts receivable are due from owners of commercial real estate and other contractors. There are no contracts in progress at April 30, 2004.

NOTE C - LOAN RECEIVABLE  MERGER CANDIDATE

On April 29, 2004, the Company entered into a share exchange agreement with HDSI, a Delaware privately held corporation, whereby HDSI would become a majority-owned subsidiary of the Company and upon completion of the share exchange agreement, the holders of HDSI common stock and debt would hold a majority interest of the Company. This exchange was completed on May 25, 2004. On January 12, 2004, the Company entered into an agreement to make term loans of up to $125,000 to HDSI, which was subsequently increased prior to the closing. The term loans were to mature January 1, 2005 and bear interest at 8% per annum if the closing did not take place. If the Company did not enter into an agreement with HDSI shareholders to purchase a minimum of 50.1 % and up to all of the capital stock of HDSI in exchange for the Company's securities by July 1, 2004, or failed to purchase such securities by July 1, 2004, the Company at its election could convert the terms loans into HDSI Series B Convertible Preferred Stock or accelerate the maturity of the term loan to August 1, 2004. The Company advanced an aggregate of $208,500 to HDSI as of April 30, 2004. On May 25, 2004, the exchange was completed and the outstanding amount of the term loan was included as part of the minimum cash requirement as per the agreement to be provided to HDSI. (See Note Q).




NOTE D - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                             Year ended April 30,
                                                                                        -------------------------------
                                                                                          2004                  2003
                                                                                        --------             ----------
      Cash paid during the periods for:
          Interest                                                                          -                  $ 27,739
          Taxes                                                                             -                     3,038

      Non-cash investing and financing items:
          Beneficial conversion feature of convertible preferred stock                                          512,500
          Issued and issuable preferred stock dividends in kind                          153,981                 88,264




                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            April 30, 2004 and 2003

NOTE E - FIXED ASSETS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and assets to be disposed of. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"; however, it retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for the Company's first quarter of the year ending April 30, 2003. As a result of the ceasing of business operations, the Company recorded a write-off to their fixed assets of $45,875 during the fourth quarter of fiscal 2003. This amount is included in general and administrative expenses in the statement of operations.

In June 2003, the Company sold vehicles, furniture and equipment to an affiliate of former President Michael J. Caputo in a private transaction for a purchase price of $25,000.

In January 2004, the Company sold certain remaining office furniture to an affiliate of former President Michael J. Caputo in a private transaction for a purchase price of $4,200

The major classes of remaining fixed assets and the range of their useful lives are as follows:

                                                                    Estimated
                                                      April 30,    useful life
                                                       2004          (years)
                                                      -------      -----------
Furniture and fixtures                                 4,940          10


NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for all fiscal years beginning after December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The transitional goodwill impairment test was conducted as of the end of the first quarter of fiscal 2003 and indicated no impairment of goodwill at that time. Ongoing, periodic testing is required under SFAS No. 142. As a result of this periodic testing, continuing losses, inability to obtain adequate financing to complete an indoor air quality merger/acquisition and sell the business, the Company recorded an impairment charge of $416,594 for goodwill in fiscal 2003. Such charge is included in general and administrative expenses.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            April 30, 2004 and 2003



NOTE G - INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                   2004                   2003
                                                ---------               --------
      Current
          Federal                              $      -               $(125,645)
          State and local                             -                   3,677
                                                ---------              --------

                                               $      -              $ (121,968)
                                                ---------              --------

The tax effects of temporary differences and tax credits that give rise to deferred tax assets at April 30, 2004 are as follows:

  Deferred tax assets
     Net operating loss                                           $1,103,550
     Accounts receivable allowance                                    79,747
     Goodwill write off                                              143,925
     Other                                                            20,148
                                                                  ----------
                                                                   1,347,370
  Valuation allowance                                             (1,347,370)
                                                                  ----------
  Net deferred tax asset (liability)                              $    -
                                                                  ==========

A reconciliation of the income tax expense shown in the statements of operations to the effective federal tax rate is as follows:

                                                  2004              2003
                                                --------          --------
Federal statutory rate (recovery)                (34.0)%           (34.0)%
State and local income taxes, net of                 -                 -
    federal tax benefit                             .6                 -
Nondeductible items                               27.8               1.7
Carryback claim                                     -               (5.7)
Other                                               -                 .3
Asset valuations                                   (.9)              8.2
                                                --------          --------

Rate before valuation allowance                   (6.5)            (29.5)

Valuation allowance adjustment                     6.5              23.8
                                                --------          --------
                                                    -  %            (5.7)%
                                                ========          ========

The valuation allowance increased by approximately $ 81,000 and $761,000 for the years ended April 30, 2004 and 2003, respectively.

During the year ended April 30, 2004, the Company was unable to utilize any of its federal net operating loss. As of April 30, 2004, the Company has a net operating loss carryforward of approximately $2,627,500 which expires in 2021-2023.

During the year ended April 30, 2003, the Company utilized approximately $213,000 in federal, state and city net operating loss carryback claims. The current benefit for income taxes in 2003 includes an adjustment for an overaccrual of state taxes in prior years.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            April 30, 2004 and 2003



NOTE H - LOANS PAYABLE

Shareholder Loans

On April 1, 2002, the Company issued interest-free, unsecured promissory notes to certain shareholders in the aggregate amount of $1,032,501 in exchange for and in full satisfaction of all outstanding balances due on demand loans, management fees, and consulting fees. In fiscal 2004, the Company began to impute interest on the shareholder loans at 6% per annum with an equivalent offset to additional paid in capital. Repayment on the shareholder loans was scheduled to commence in February and May 2003, however, the lenders agreed to defer the commencement dates indefinitely. The lenders could, however, demand that repayment begin on the shareholder loans at any time. The Company has made sporadic payments on shareholder loans totaling $80,000 in the year ended April 30, 2004. At April 30, 2004, the shareholder loans totaled $952,501. Upon the completion of the transaction with HDSI on May 25, 2004, as more fully described in Note Q, the shareholder loans were exchanged for an equity interest in the Company. In accordance with FASB No.6, such liabilities have been classified as long-term at April 30, 2004.

Bridge Loans

On January 10, 2002, the Company secured bridge loan financing in the aggregate sum of $500,000 from KSH Strategic Investment Fund I, LP and Cleveland Overseas, Ltd. The Company received net proceeds of $475,000 from the bridge loan financing. The bridge loan investors were issued secured promissory notes in the aggregate principal amount of $500,000, which bore interest at a rate of 10% per annum. These investors were also granted warrants to purchase a total of 200,000 shares of common stock at an exercise price of $0.50 per share. KSH Investment Group, Inc., a registered broker-dealer and an affiliate of KSH Strategic Investment Fund I, LP, received $25,000 and was issued 75,000 shares of common stock as a fee for arranging the financing. In June 2002, the Company used a portion of the proceeds derived from the private placement of 512,500 shares of its 10% Series A Convertible Preferred Stock (as discussed in Note K) to repay the bridge loan in the principal amount of $400,000, and all accrued and payable interest on the bridge loans to date. On October 10, 2002, the Company issued a secured convertible promissory note in the principal amount of $100,000 in full payment and satisfaction of the remaining bridge loan in the principal amount of $100,000. The convertible note was secured by substantially all of the assets of the Company, bore interest at a rate of 7% per annum and was convertible into shares of common stock at a conversion price of $1.00 per share. The Company repaid the convertible note in two installments of principal in the amount of $50,000, and the accrued interest thereon, in December 2002 and March 2003.

In conjunction with the completion of the share exchange agreement with HDSI on May 25, 2004, the Company was able to obtain the consent of the warrant holders to cancel the 200,000 warrants as KSH was an advisor on the exchange transaction and received advisor shares. (See Note Q).


NOTE I - BUSINESS SEGMENT INFORMATION

In fiscal 2003, the Company operated in one business segment. The Company ceased operations in May 2003.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            April 30, 2004 and 2003

NOTE J - STOCK OPTIONS AND WARRANTS

The Company's 1999 Stock Option Plan ("1999 Plan") provides that key employees are eligible to receive incentive stock options or nonqualified stock options and that directors and advisors shall be eligible to receive nonqualified options. Under the 1999 Plan, the Company may grant options to purchase up to a total of 1,000,000 shares of common stock. As of April 30, 2004 and 2003, there were 850,000 and 780,000 options available for future grants, respectively. For options granted to greater than 10% shareholders, the exercise price of the options must be fixed at not less than 110% of the fair market value on the date of grant. The maximum term of these options may not exceed five years from the date of grant.

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

During the fiscal year ended April 30, 2004 the Company issued to officers 1,060,000 fully vested warrants exercisable at a price of $.05 per share. During the fiscal year ended April 30, 2003, the Company issued to one officer 500,000 fully vested warrants exercisable at a price of $0.55 per share. Such issuances were free-standing grants, outside of the 1999 plan. The fair value per warrant was estimated at approximately $0.35 and $0.07 for the fiscal years ended April 30, 2004 and 2003, respectively. This transaction resulted in a charge to operations of $370,295 in the fiscal year ended April 30, 2004.

In December 2003, the exercise price for previously issued warrants to purchase 3,440,000 shares of common stock, of which 3,400,000 were granted to officers, employees and consultants, was repriced from $.55 to $.05 per share. The fair value per warrant was estimated at approximately $0.35 on the date of the repricing. This transaction resulted in a charge to operations of $1,193,665 in the current year.

The fair value of each warrant or option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2004 and 2003: no dividend yield, expected volatility of 249 percent in fiscal 2004 and 112 percent in fiscal 2003, risk-free interest rate of .95 and 3.5 percent, respectively, and three to five-year expected lives.

In March 2004, an interim officer and consultant exercised 1,000,000 warrants for $.05 in a cashless exercise. An aggregate of 857,142 shares were received as the excess of the fair value $(.35) of the stock purchased over the exercise price was used to pay for the shares in the aggregate of 142,858 shares.

The cashless exercise of warrants on March 26, 2004 subsequently resulted in the issuance of 857,412 common shares. Such shares were issued as free-trading without restrictive legend under Rule 144K of the Securities Act of 1933 pursuant to an opinion provided by counsel, based in part on representations made that the purchaser had not been an affiliate of the Company for the preceding three months. The status of the purchaser as a non-affiliate at that time could be subject to varying interpretations. However, management of the Company, as concurred by counsel, does not believe any significant liability to the Company is likely to result from the issuance.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            April 30, 2004 and 2003

NOTE J (continued)

The following table summarizes the options and warrants granted to officers, employees and consultants under the 1999 Plan and outside the 1999 Plan for the period from April 30, 2002 through April 30, 2004:

                                                                       Number of shares
                                                           ---------------------------------------
                                            Total                  Options                                  Exercise
                                           number          ------------------------                         price per
                                          of shares        Qualified   Nonqualified       Warrants            share
                                         ----------        ---------   ------------       --------          ---------
Options and Warrants outstanding
    at May 1, 2002                       3,170,000          186,000          84,000       2,900,000           $0.63

Cancelled - Options                         50,000           50,000                                            1.50

Granted - Warrants                         500,000                                          500,000            0.55
                                         ---------          -------         -------       ---------           -----

Options and Warrants outstanding
    at April 30, 2003                    3,620,000          136,000          84,000       3,400,000           $0.61
                                         ----------         -------          ------       ----------          -----

Cancelled  options                         70,000           70,000                                            $1.50

Granted  Warrants                       1,060,000                                         1,060,000           $0.05

Warrants exercised                       1,000,000                                        1,000,000           $0.05
                                        -----------         --------        ---------    -----------        -------
Options and Warrants outstanding
    At April 30, 2004                    3,610,000           66,000          84,000       3,460,000           $0.11
                                       ===========          =======         =======      ==========           ======


                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            April 30, 2004 and 2003

NOTE J (continued)

The following table summarizes information about the stock options and warrants granted to officers, employees and consultants at April 30, 2004:

                                                                                          Options and
                                 Options and Warrants Outstanding                     Warrants Exercisable
                                 --------------------------------                     --------------------

                             Number             Weighted-                          Number
                           Outstanding           Average        Weighted-        Exercisable         Weighted-
                               at               Remaining        Average             at               Average
   Range of                 April 30,          Contractual      Exercise          April 30,          Exercise
Exercise Prices               2004                Life            Price             2004               Price
---------------            -----------         -----------      ---------        -----------         ---------

      $0.05                3,460,000            3.21 years        $0.05           3,460,000            $0.05
      $1.50                  150,000             .13 years        $1.50             150,000            $1.50
                           ---------                              -----           ---------            -----
                           3,610,000                              $0.11           3,610,000            $0.11
                           =========                              =====           =========            =====

As of April 30, 2004, there are an aggregate of 4,212,500 total options and warrants outstanding. This number includes special investment placement warrants in the aggregate of 602,500 shares, which are not reflected in the above table. (See Notes H and K).

NOTE K - PREFERRED SHARES

On March 11, 1998, the Company's Articles of Incorporation were amended to authorize 1,000,000 shares of preferred stock, par value $0.001 per share, to be issued with rights, preferences and designations as determined by the Board of Directors.

In June 2002, the Company completed the initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of its 10% Series A Convertible Preferred Stock to accredited investors at $2.00 per share. Five hundred twelve thousand five hundred shares of preferred stock were issued, each of which is convertible into four shares of common stock at a conversion price of $0.50 per share. As of the closing, it was determined that the holders of the preferred stock received a common stock conversion preference based on the excess of the common stock's then current market value of $0.75 per share over the preferred stock's $0.50 per share conversion price. This preference was assigned a value of $512,500 relative to the 2,050,000 underlying shares of common stock into which the issued preferred stock may be converted. The Company received net proceeds of $865,959 from the issuance of the 512,500 shares of preferred stock, a portion of which was used to retire $400,000 in principal, and all accrued and payable interest to date, on the bridge notes. KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 402,500 shares of common stock at an exercise price of $0.65 per share in connection with the private placement. Warrants for 325,625 shares were issued in June 2002 and warrants for the remaining 76,875 shares were issued in September 2002.

In conjunction with the completion of the share exchange agreement with HDSI on May 25, 2004, the Company was able to obtain the consent of the warrant holders to cancel the 402,500 warrants as KSH was an advisor on the exchange transaction and received advisor shares. (See Note Q).

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            April 30, 2004 and 2003

NOTE K (continued)


Dividends on the preferred stock at the rate of $0.20 per share per annum are payable in kind, or in shares of common stock if a sufficient number of shares of preferred stock is not available. Dividends shall accrue and be payable in May of each year. As of April 30, 2004, the Company has accrued preferred stock dividends in kind of 263,708 shares valued at $214,453. The preferred stock is redeemable, at the option of the Company, after the second anniversary of the closing and has been classified as equity.

The Company is also required to issue to holders of the preferred stock, on a pro-rata basis, shares of preferred stock in the aggregate amount of 5% of the total amount sold, or 25,625 shares, because it did not file with the SEC a registration statement within 60 days of the final closing of the preferred stock offering as required under the registration rights agreements with preferred stock holders. As of April 30, 2004, the Company has accrued for preferred stock penalty shares of 25,625 shares valued at $27,792.

On May 25, 2004, in conjunction with the closing of the exchange agreement with HDSI, all preferred stock and issuable preferred stock were converted to a fixed number of common shares to be issued based on certain ratios in the exchange agreement. (See Note Q).

NOTE L - RELATED PARTY TRANSACTIONS

Rental payments to an affiliated company in fiscal 2004 and 2003 totaled $2,108 and $79,729, respectively.

At April 30, 2004 and 2003, the Company had notes due to  shareholders  totaling
$952,501  and  $1,032,501,   respectively.  (See  Note  H).  In  May  2004,  the
outstanding shareholder loans were converted to equity.

In June 2003, the Company sold vehicles, furniture and equipment to an affiliate of former President Michael J. Caputo in a private transaction for a purchase price of $25,000.

In January 2004, the Company sold certain remaining office furniture to an affiliate of former President Michael J. Caputo in a private transaction for a purchase price of $4,200.


NOTE M - EMPLOYEE BENEFIT PLANS

The Company has established a profit sharing and a 401(k) plan covering substantially all full-time, non-union employees who have completed one year of continuous service and who meet certain other eligibility requirements.
Contributions to the plan are discretionary and are allocated in proportion to compensation. For the years ended April 30, 2004 and 2003, the Company contributed $3,664 and $24,217, respectively, to the profit sharing plan.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            April 30, 2004 and 2003

NOTE N - COMMITMENTS AND CONTINGENCIES

Litigation


NAC and/or NACE are co-defendants in lawsuits involving property damage and/or personal injury claims which arose in the ordinary course of business from job-site accidents. During the year ended April 30, 2004, four claims were settled within limits of applicable insurance coverage. At April 30, 2004, unsettled asserted claims did not exceed NAC's and/or NACE's insurance coverages.

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

On July 1, 2003, NAC pled guilty to the three-count prosecutor's information in accordance with the terms of a negotiated plea agreement. The plea agreement and plea were intended to conclude the proceedings commenced against NAC by the filing of the federal indictment in January 2003. In connection with the plea, NAC received a fine totaling $76,200. A five year probationary period was also imposed on NAC, and in addition, NAC agreed, as a condition of probation, to not engage in any activity relating to (i) inspection, sampling or analysis for the presence of asbestos, (ii) removal, transportation or disposal of asbestos, or
(iii) demolition or renovation of buildings. This prohibition does not extend to any construction work limited exclusively to the installation or addition of building components to a structure, not involving the removal of any building components or construction debris. The fine imposed upon NAC has been paid during the first and second quarter of 2004.

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

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            April 30, 2004 and 20023

NOTE N (continued)

Leases

On October 1, 1998, the Company entered into a ten-year lease through September 30, 2008 for rental of office facilities. The lease provides for escalations for scheduled rent increases and for the Company's proportionate share of increases in real estate taxes and maintenance costs. On March 4, 2000, the Company entered into a sublease agreement for the October 1998 lease with a company in which a major shareholder of the Company is a stockholder. The sublease expires on September 30, 2008. The sublease rent is being paid directly to the landlord by the sublease tenant.

On July 15, 2002, the Company entered into a three-year lease through July 15, 2005 for rental of warehouse facilities in Rahway, New Jersey. In August 2003, the Company agreed to pay $9,350 in charges to cancel the lease effective September 30, 2003. This payment was recorded as a charge to operations in the second quarter of 2004. The Company was refunded the $40,000 security deposit.

Aggregate future minimum rental payments and sublease payments under the operating lease set forth above as of April 30, 2004 are as follows:

                                   Rent            Sublease
                                  payment           income            Net
                                -----------       -----------      --------
Year ending April 30,
    2005                        $   178,710       $   178,710      $      -
    2006                            178,710           178,710             -
    2007                            178,710           178,710             -
    2008                            178,710           178,710             -
    2009                             44,678            44,678             -
                                -----------       -----------      --------

                                $   759,518       $   759,518      $      -
                                ===========       ===========      ========


In June 2000, the Company received a payment for future rent of $397,800 from the subtenant under the sublease with respect to the October 1998 lease. This payment was recorded as deferred sublease income and will be recognized as revenue on a straight-line basis over the lease term.

Starting in April 2000, the Company subleased its executive and administrative offices and warehouse from an affiliated company, PEC Realty Corp., an entity owned and controlled by a stockholder and his family. Prior to the cessation of business operations in fiscal 2003,there was no specified term or written agreement for this lease. In connection with the cessation of business operation in fiscal 2003,however, the Company renegotiated the terms of this sublease to a month-to-month term and substantially reduced its executive and administrative offices and eliminated its warehouse space at no charge. Rents due under this new sublease total approximately $500 per month effective August 1, 2003. Rent expense for the years ended April 30, 2004 and 2003 was $2,108 and $79,729; respectively.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            April 30, 2004 and 2003



NOTE O - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

Accounts Receivable and Accounts Payable

The carrying amounts of accounts receivable and accounts payable in the balance sheet approximate fair values, principally because of the short-term maturity of these items.

NOTE P - FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of the year ended April 30, 2004, the Company recorded one adjustment to its accounts, which resulted in increasing the net loss by $192,074. The adjustment for the year ended April 30, 2004 was attributable to the additional compensation expense related to the issuance of warrants and repricing of warrants previously reported in the third quarter. This adjustment would have increased the previously reported loss per share for both the third quarter and the nine months then ended by $.03.

During the fourth quarter of the year ended April 30, 2003, the Company recorded significant adjustments to its accounts, which resulted in increasing the net loss by approximately $89,284. The adjustments for the year ended April 30, 2003 were principally attributable to the write-off of fixed assets of approximately $45,875; the write-off of inventory of approximately $134,908; an over accrual of estimated workman's compensation insurance which was reversed in the fourth quarter of approximately $139,469 and reserve against loan advances for approximately $47,970.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            April 30, 2004 and 2003

NOTE Q - SUBSEQUENT EVENTS - UNAUDITED

Share Exchange Agreement

On April 29, 2004, the Company entered into a share exchange agreement with HDSI, a Delaware privately held corporation, whereby HDSI would become a majority-owned subsidiary of the Company and upon completion of the share exchange agreement, the holders of HDSI common stock and debt would hold a majority interest of the Company. This exchange was completed on May 25, 2004. The accounting for the transaction, commonly called a reverse acquisition, will be a recapitalization of HDSI, which will be treated as the acquirer. The acquired assets and assumed liabilities, if any, of the Company will be carried forward at their historical values. HDSI's historical financial statements will be carried forward as those of the combined entity. HDSI is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel which is used in various medical and cosmetic consumer products. The results of HDSI prior to the transaction are not reflected herein.

Nesco had intended to issue shares of its common stock in exchange for the equity securities of HDSI in certain ratios as provided for in the exchange agreement. However, because Nesco did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock for, among others, equity and debt of HDSI and the Company. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which Nesco is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of Nesco common stock.

As part of this transaction, the Company conditionally transferred its three wholly owned subsidiaries, NAC, IAP and NACE, to a consultant and interim officer of the Company who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify Nesco against any claims and, in exchange therefor, received 3,000,000 shares of common stock of the Company and certain related registration rights. As additional consideration for the indemnification by the transferee, the Company agreed that if the transferee cannot in good faith resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares upon written notice from the transferee requesting such.

In addition to the transfer of its subsidiaries, the Company was required to convert its outstanding shareholder debt to equity. On May 11, 2004, prior to the date of the closing, the holders of this debt in the aggregate principal amount of $952,501 agreed to exchange the debt for an aggregate of 20,000 shares of Nesco Series B Preferred Stock which will be converted into 15,000,000 shares of common stock. The Company was also required to obtain the consent to cancel an aggregate of 602,500 special warrants prior to the closing. (See Notes H and K). The holders of these special warrants were granted shares in the exchange as part of the common advisor shares issued. The Company Series A Preferred shareholders also agreed, that upon completion of the exchange agreement, they would convert their shares to common stock and that the Company would have no further obligations with respect to these preferred shares. In addition, the Company was required to retain net cash of approximately $350,000 as part of the terms of the agreement, of which approximately $208,500 was paid as a bridge loan prior to April 30, 2004 and is included in assets at April 30, 2004. This bridge loan became part of the closing requirements in May 2004.

On May 25, 2004, HDSI common shareholders exchanged 3,240,593 shares of stock for 38,887 shares of Nesco Preferred B Stock which will be converted into 29,165,250 shares of common stock (a ratio of approximately 9 Nesco shares for 1 share of HDSI stock). The HDSI preferred shareholders exchanged 295,853 shares of stock for 14,201 shares of Nesco Preferred B Stock which will be converted into 10,650,750 shares of common stock (a ratio of approximately 36 Nesco shares for 1 share of HDSI stock). Approximately 72% of the common and 57% of the preferred shareholders exchanged their shares at this time. This resulted in approximately 44.6% of Nesco's voting securities exchanged and owned by HDSI stockholders. The Company anticipates that the majority of the remaining shareholders will exchange their shares in the near future, which will result in 54.3% of Nesco's voting securities owned by HDSI stockholders upon exchange of all outstanding HDSI securities. Upon completion of this exchange,

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            April 30, 2004 and 2003

NOTE Q - SUBSEQUENT EVENTS - UNAUDITED (continued)

HDSI common shareholders will exchange a total of 4,452,806 shares of stock for 53,434 shares of Nesco Preferred B Stock which will be converted into 40,075,167 shares of common stock (a ratio of approximately 9 Nesco shares for 1 share of HDSI stock). The HDSI preferred shareholders will exchange a total of 522,487 shares of stock for 25,079 shares of Nesco Preferred B Stock which will be converted into 18,809,574 shares of common stock (a ratio of approximately 36 Nesco shares for 1 share of HDSI stock).

The Company Series A Preferred shareholders will exchange 512,500 shares of stock for an aggregate of 20,500 shares of Nesco Preferred B Stock which will be converted into 15,375,000 shares of common stock (a ratio of approximately 30 Nesco common shares for 1 share of Series A preferred stock).

In connection with the share exchange agreement, the Company also issued an aggregate of 6,500,000 common shares to an advisor, a limited liability corporation owned by an affiliate of an interim officer and consultant, for services rendered in connection with the exchange agreement. This advisor, under related contractual obligations, assigned an aggregate of 5,000,000 of these common shares to third parties. Approximately 2,900,000 of these shares were issued to the parties who agreed to cancel their special warrants. (See Notes H and K). The Company will recognize expense for the fair value of the shares ($.15) of approximately $975,000 in fiscal 2005 for the issuance of these shares.

Prior to the transaction, the Company had 7,627,105 common shares outstanding. After giving effect to the transactions above, the Company will have approximately 106,387,000 shares outstanding after such time that the Company increases the number of common shares it is authorized to issue.

In addition to the exchange of shares, all outstanding warrants and options of HDSI were exchanged for Nesco warrants and options based on the same ratios as the stock exchange. This resulted in the issuance of approximately 5,512,500 options and 19,624,320 warrants. The HDSI debt holders were also granted, in consideration of an extension of term debt , a warrant to acquire one share of Nesco Common Stock for each dollar of HDSI debt, for an aggregate of the issuance of 2,736,000 warrants. The total HDSI term debt of $2,736,000 was also exchanged for Nesco convertible debt and the holders may convert this debt to approximately 28,551,000 shares of the Company's common stock.

Prior to the transaction, the Company had approximately 4,212,500 options and warrants outstanding. After giving effect to the transactions above, the Company will have approximately 31,483,000 options and warrants outstanding and debt convertible into approximately 28,551,000 common shares.

Commitments and Contingencies

     Employment Agreement

On May 19, 2004, the Company entered into a three year employment agreement with an officer. The agreement provides for annual compensation of $120,000 with a 10% increase each year on December 31 during the term of the agreement and bonuses based on the Company's annual operating profit. In addition, the officer was granted nonqualified options, effective the date of the closing of the share exchange agreement, to purchase 5,000,000 shares of common stock for a period of 5 years. The option is immediately exercisable for the purchase of 2,000,000 shares and exercisable as to an additional 1,000,000 shares commencing on each of the first, second, and third anniversaries of the closing date, respectively, provided that optionee remains an employee of the Company. The options are exercisable at the "Applicable Trading Price" in the Share Exchange Agreement which is the lesser of (i) the average closing bid price per share of the Company's common stock for 30 consecutive trading days prior to the closing date and (ii) the average closing bid price per share of the Company's common stock for 30 consecutive trading days commencing on the 31st day following the effective date of the Reverse Split as defined in the share exchange agreement; provided however, the exercise price shall be the price determined under (i) at any time prior to the Reverse Split. The average bid closing price for the 30 consecutive trading days prior to the closing was $.15.

                             NESCO Industries, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            April 30, 2004 and 2003

NOTE Q - SUBSEQUENT EVENTS - UNAUDITED (continued)



     Consulting Agreements

On May 25, 2004, the Company entered into a two year consulting agreement with an affiliate of an interim officer and consultant of Nesco which provided for the issuance of 2,000,000 shares of common stock and a minimum monthly consulting fee of $7,500 to be credited against any other cash fees earned under the terms of the agreement. The monthly fee is not payable until the Company closes on additional financing in excess of $300,000. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The Company will record an expense for the fair value of the shares ($.15) of approximately $300,000 in fiscal 2005 for the issuance of these shares.

On May 25, 2004, the Company entered into a one year advisory services agreement which provided for the issuance of 681,667 shares of common stock and a minimum monthly consulting fee of $6,250 to be credited against any other cash fees earned under the terms of the agreement. The monthly fee is not payable until the Company closes on additional financing in excess of $500,000. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The Company will record an expense for the fair value of the shares ($.15) of approximately $102,250 in fiscal 2005 for the issuance of these shares.

     Investment Banking Agreement

As of July 1, 2004, Nesco entered into an investment banking agreement with a third party pursuant to which Nesco would issue 8% senior convertible notes, which are convertible into common stock at $.15 per share to investors for an aggregate of a minimum of $250,000 and a maximum of $3,000,000. Each note is issued with a five-year warrant to purchase a number of shares of the Company's common stock equal to 100% of the number of shares of the Company's common stock issuable (maximum of 20,000,000 shares) at $.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. Through August 26,
2004, the Company has received approximately $1,868,000 in net proceeds in connection with this agreement and issued warrants to purchase 14,533,333 shares. The notes mature on December 1, 2005. Under the terms of the private placement Nesco has agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Changes in Registrant's Certifying Accountant

Effective September 25, 2003, Grant Thornton LLP ("Grant Thornton") resigned as the independent auditors that audit and report on the financial statements of the Company.

During the past two fiscal years, and the subsequent interim period preceding Grant Thornton's resignation, the Company had no disagreements with Grant
Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Grant Thornton's satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreements in its reports.

Grant Thornton's reports on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report on the Company's financial statements for the fiscal year ended April 30, 2003 raised a substantial doubt about the ability of the Company to continue as a going concern due to, among other things, the accumulated deficit in shareholders' equity, negative working capital and net losses of the Company.

Effective September 29, 2003, the Company engaged BP Audit Group, PLLC ("BP Audit Group") as independent auditors to replace Grant Thornton. The Board of Directors of the Company has approved the engagement of BP Audit Group.

During the past two fiscal years, and the subsequent interim period preceding BP Audit Group's engagement, the Company had no consultations with BP Audit Group concerning the application of accounting principles to a specific completed or contemplated transaction, or the type of opinion that might be rendered on the Company's financial statements and no written or oral advise was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

ITEM 8A.  CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

As of April 30, 2004, our directors and executive officers were as follows:

        Name                       Age       Position with the Company
        ----                       ---       -------------------------
        Santo Petrocelli, Sr.      68        Chairman of the Board and Director

        Michael J. Caputo          50        President, Principal Executive
                                             and Financial Officer and
        Santo Petrocelli, Jr.      37        Director

        Ronald Kuzon               59        Treasurer

As of September 1, 2004, our directors and executive officers were as follows:

        Name                      Age        Position with the Company
        ----                      ---        -------------------------
        Matthew Harriton          40         President, Principal Executive
                                             and Financial Officer and
                                             Director

As set forth earlier, in May, 2004, we completed the transactions contemplated by the share exchange Agreement including entering into an Employment Agreement with Matthew Harriton to act as our President. Shortly thereafter, we accepted the resignations of Messrs. Petrocelli, Caputo, Petrocelli Jr. and Kuzon.

Matthew L. Harriton has served as the President and Director of the Company since May 25, 2004. Mr. Harriton is also the President and Chief Executive Officer and a Director of Embryo Development Corporation since 1997, a corporation which holds a minority interest of approximately 5.42% of Nesco. Mr. Harriton also serves as President and Chief Executive Officer of HDSI. Prior to joining Embryo Development Corporation in 1997, Mr. Harriton's professional experience included positions at CIBC Wood Gundy Securities Corporation from June 1994 until December 1995, Coopers & Lybrand from September 1990 until May 1994, and The First Boston Corporation from June 1986 until May 1988. He is a graduate of Lehigh University and received his M.B.A. from Duke University's Fuqua School of Business.

All directors currently serve for one-year terms and until their successors have been elected and qualified. Unless expressly agreed otherwise, officers are elected annually and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers, and any persons who own ten percent or more of our Common Stock, file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports that they file.

To our knowledge, based on a review of the Section 16 reports, no person has failed to file reports required under Section 16(a) of the Exchange Act during fiscal 2004.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the Company's last three fiscal years, all compensation awarded to, earned by or paid to all persons serving as the Company's chief executive officer ("CEO") or interim CEO in fiscal 2004 and the most highly compensated executives officer of the Company other than the CEO or interim CEO whose salary and bonus payments exceeded $100,000 in fiscal 2004.

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
   Position                                               Compensation     Award(s)     Options/
                                                              ($)            ($)         SARS(#)
-------------------------------------------------------------------------------------------------------------------------------

Santo               2004           12,750       -0-            *            -0-          1,275,000      -0-           -0-
Petrocelli,    ----------------------------------------------------------------------------------------------------------------
Sr., Chairman       2003            4,500       -0-            *            -0-           -0-           -0-           -0-
of the Board,   ----------------------------------------------------------------------------------------------------------------
and former          2002            3,300       -0-            *            -0-           -0-           -0-           -0-
President and
CEO (1)
-------------------------------------------------------------------------------------------------------------------------------
Jeffrey L.          2004              -0-       -0-            *            -0-          500,000        -0-           -0-
Powell, former ----------------------------------------------------------------------------------------------------------------
President,          2003           57,000       -0-            *            -0-           -0-           -0-           -0-
CEO and        ----------------------------------------------------------------------------------------------------------------
Director (2)        2002              -0-       -0-         108,500         -0-           -0-           -0-           -0-

-------------------------------------------------------------------------------------------------------------------------------
Michael J.          2004              -0-       -0-            *            -0-          500,000        -0-           -0-
Caputo,        ----------------------------------------------------------------------------------------------------------------
President,          2003          135,000       -0-            *            -0-           -0-           -0-           -0-
Principal      ----------------------------------------------------------------------------------------------------------------
Executive and       2002          135,000       -0-            *            -0-           -0-           -0-           -0-
Financial
Officer (3)
-------------------------------------------------------------------------------------------------------------------------------
Ronald              2004          -0-       -0-             300,000         -0-        1,000,000        -0-           -0-
Kuzon         ----------------------------------------------------------------------------------------------------------------
Treasurer (4)       2003          -0-       -0-                *            -0-           -0-           -0-           -0-
              ----------------------------------------------------------------------------------------------------------------
                    2002          -0-       -0-                *            -0-           -0-           -0-           -0-

-------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------------

* Less than $50,000

     (1) Succeeded by Jeffrey L. Powell as President and CEO, effective July 10, 2002. Mr. Petrocelli is compensated through Petrocelli Industries, Inc. Payments to this company may be referred to as "management fees" and "consulting fees" in the Annual Report on Form 10-KSB for the fiscal years ended April 30, 2003 and other reports filed by the

          Company with the SEC. In March 2002, the Company issued to Mr. Petrocelli a warrant exercisable for 1,000,000 shares of Common Stock at an exercise price of $0.55 per share. On December 11, 2003, this warrant was repriced at an exercise price of $.05 per share. In addition, on December 11, 2003, Petrocelli Industries was issued a warrant exercisable for 275,000 shares of Common Stock at an exercise price of $.05 per share.

     (2) Succeeded by Michael J. Caputo as President and Principal Executive Officer (interim), effective October 25, 2002. Mr. Powell served as President, CEO and Director of the Company from July 10, 2002 to
          October 25, 2002. In fiscal 2002 and prior to his election as President, CEO and Director in fiscal 2003, Mr. Powell served as a consultant to the Company. Mr. Powell received a total of $108,500 in compensation for his consulting services in fiscal 2002. In addition, on December 11, 2003, the Company issued to Mr. Powell a warrant exercisable for 500,000 shares of Common Stock at an exercise price of $.05 per share.

     (3)  In fiscal 2003,  Mr.  Caputo served as Chief  Operating  Officer until
          October 25, 2002, and as interim President, Principal Executive and Financial Officer from October 25, 2002 to April 29, 2003. On June 25, 2003, the Company engaged Mr. Caputo, on a limited basis, to serve as interim President, Principal Executive and Financial Officer. Mr. Caputo's engagement terminated on May 25, 2004. In December 2002, Nesco issued to Mr. Caputo a warrant exercisable for 500,000 shares of Common Stock at an exercise price of $0.55 per share. On December 11, 2003, this warrant was repriced at an exercise price of $.05 per share.

     (4) In fiscal 2004, Mr. Kuzon, a former consultant served as interim Treasurer from February 26th until May 25th, 2004. In March 2002, Nesco issued to Mr. Kuzon a warrant exercisable for 1,000,000 shares of Common Stock at an exercise price of $0.55 per share. On December 11, 2003, this warrant was repriced at an exercise price of $.05 per share and in March 2004 this warrant was exercised in a cashless exercise. An aggregate of 857,142 shares were received as the excess of the fair value $(.35) of the stock purchased over the exercise price ($.05) was used to pay for the shares in the aggregate of 142,858 shares.

Except as set forth above, no other options or warrants have been issued to our officers and directors named in the above summary compensation table during the last three fiscal years.

Options/SAR Grants in Last Fiscal Year

     During fiscal 2004 the following option grants were made to the named executive officers:

                                          % of Total
                                          Options
                             Number of    Granted                                            Hypothetical
                              Options     Officers/Employees  Exercise        Expiration       Value at
             Name             Granted     in Fiscal Year       Price(1)         Date          Grant Date
             ----            ---------    ------------------  --------        ----------     ------------
Santo Petrocelli Sr.        1,000,000         22.2%            $ .05           3/13/07        $346,995
                              275,000          6.1%              .05           12/11/07         96,067

Jeffrey L. Powell             500,000         11.1%              .05           12/11/07        174,667

Michael J. Caputo             500,000         11.1%              .05           12/26/07        173,497
Ronald Kuzon                1,000,000         22.2%              .05           3/13/07         346,995

(1) The market price underlying all of these options at the time of repricing was $.35. See repricing report.

The hypothetical value of the options as of their date of grant has been calculated using the Black-Scholes option-pricing model, as permitted by SEC rules, based upon various assumptions, which include: no dividend yield, expected volatility of 249%, risk free interest rate of .95% and expected lives of 3 to 5 years. The fair value per warrant was estimated at approximately $0.35 on the date of the issuance of the warrants granted in the fiscal year 2004 and on the repriced warrants. The approach used in developing the assumptions upon which the Black-Scholes valuations were calculated is consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." It should be noted that this model is only one method of valuing options, and our company's use of the model should not be interpreted as an endorsement of its accuracy. The actual value of the options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the common stock over the option exercise price at the time of exercise.


Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value

Information relating to the number and value of options exercised during the year and held at year end by such officers is set forth in the following table:

                Aggregated Option/SAR Exercises in Fiscal 2004 and Fiscal 2004 Year-End Option/SAR Value
---------------------------------------------------------------------------------------------------------------------------------
         (a)                       (b)                  (c)                         (d)                          (e)

        Name                 Shares Acquired       Value Realized           Number of Securities         Value of Unexercised
                              on Exercise              ($)                 Underlying Unexercised         In-the-Money Options/
                                                                          Options/SAR at 4/30/04            SARs at 4/30/04
                                                                          Exercisable/ Unexercisable   Exercisable/Unexercisable
                                                                                    (#) (1)                      ($) (2)
---------------------------------------------------------------------------------------------------------------------------------

Santo Petrocelli, Sr.             -0-                   -0-                     1,425,000/-0-                  127,500/-0-
---------------------------------------------------------------------------------------------------------------------------------


Jeffrey L. Powell                 -0-                   -0-                      500,000/ -0-                   50,000/-0-
---------------------------------------------------------------------------------------------------------------------------------

Michael J. Caputo                 -0-                   -0-                      500,000/-0-                    50,000/-0-
---------------------------------------------------------------------------------------------------------------------------------
Ronald Kuzon     (3)           1,000,000              300,000                     -0/-0-                           -0-/-0-
---------------------------------------------------------------------------------------------------------------------------------

     (1)  Shares of Common Stock.
     (2)  Based on the high "bid" price of shares quoted on April 30, 2004. .
     (3)  Upon cashless exercise, Mr. Kuzon actually received 857,142 shares.

     Long-Term Incentive Plans

     Not Applicable.

     Compensation of Directors

During the fiscal year ended April 30, 2004, no director received any compensation for services provided in such capacity. Directors are reimbursed for any expenses incurred by them in connection with their activities on behalf of Nesco.

Employment Contracts and Termination of Employment and Change in Control Arrangements

At April 30, 2004, we had no employment contracts or compensatory plans or arrangements. However, in May 2004 in connection with our acquisition of HDSI we entered into an employment agreement with Mr. Matthew Harriton for a term of three years with an automatic one year extension. The agreement provides for an annual base salary of $120,000 with annual increases of 10%. The agreement also provides for an annual performance bonus based on an annual operating profit in excess of $500,000. The agreement provides for certain payments in the event of death, disability or change in control. In addition, the officer was granted nonqualified options, effective the date of the closing of the share exchange agreement, to purchase 5,000,000 shares of common stock for a period of 5 years. The option is immediately exercisable for the purchase of 2,000,000 shares and exercisable as to an additional 1,000,000 shares commencing on each of the first, second, and third anniversaries of the closing date, respectively, provided that optionee remains an employee of the Company. The options are exercisable at the "Applicable Trading Price" in the Share Exchange Agreement which is the lesser of (i) the average closing bid price per share of the Company's common stock for 30 consecutive trading days prior to the closing date and (ii) the average closing bid price per share of the Company's common stock for 30 consecutive trading days commencing on the 31st day following the effective date of the Reverse Split as defined in the share exchange agreement; provided however, the exercise price shall be the price determined under (i) at any time prior to the Reverse Split. The average bid closing price for 30 consecutive trading days prior to the closing was $.15.

Report on Repricing of Options/SARS

     In December 2003, we repriced 3,440,000 outstanding warrants, of which 3,400,000 were granted to officers, employees and consultants, with exercise prices lower than the terms of the original grants. These actions were taken in order to provide an incentive to these individuals to engage in transactions on behalf of the Company. The following table sets forth certain information concerning the repricing of options to the named executive officers within the previous ten years.

                                                      Ten-Year Options Repricings
                                                                                                   Length of Original
                                                          Market Price of Exercise Price           Option Term
                                    Number of Securities  Stock at Time   at Time of New           Remaining at Date
                                    Underlying            of Repricing    Repricing or   Exercise  of Repricing or
Name                    Date        Repriced or Awarded   or Amendment    Amendment      Price     Amendment (Yrs.)
----                    ----        --------------------  ------------    -------------- --------  ------------------
Ronald Kuzon (1)        12/11/03      1,000,000               $.35          $.55         $.05        3.25
Santo Petrocelli, Sr.   12/11/03      1,000,000                .35           .55          .05        3.25
Michael Caputo          12/11/03        500,000                .35           .55          .05        4.00

(1)  These options were exercised by Mr. Kuzon in March 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

     On September 1, 2004 the authorized voting stock of the Company consisted of 25,000,000 shares of common stock, par value $0.001, 850,000 shares of Series A preferred stock and 150,000 shares of Series B preferred stock. Each share of common stock is entitled to one vote; each share of Series A Stock is entitled to 30 votes and each share of Series B Stock is entitled to 750 votes. On September 1, 2004 there were 19,127,105 shares of common stock, 512,500 shares of Series A Stock and 73,088 shares of Series B Stock issued, outstanding and entitled to vote. For this purpose, each outstanding share of Series A Stock has been treated as having been converted into 30 common shares and each outstanding share of Series B Stock has been treated as having been converted into 750 common shares. The Company is in the process of increasing its authorized common number of shares to 400,000,000 shares at which time Series A and Series B stock will be exchanged for common shares.

     The following table sets forth the beneficial ownership as of September 1, 2004 with respect to the beneficial ownership of the Company's common stock by officer and directors, individually and as a group, and all holders of more than 5% of the common stock. Unless otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the beneficial owners indicated.

Name and Address of                         Amount and Nature of                         Percent
Beneficial Owner                            Beneficial Ownership (1)                     of Class
----------------------------------------------------------------------------------------------------
Santo Petrocelli, Sr.
c/o Nesco Industries, Inc.
305 Madison Avenue
New York, NY  10165 (2)                               19,741,667                        21.79%

Matthew Harriton
c/o Nesco Industries, Inc.
305 Madison Avenue
New York, NY  10165 (3)                                4,479,597                         4.89%

Santo Petrocelli, Jr.
c/o Nesco Industries, Inc.
305 Madison Avenue                                           -0-                        *
New York, NY  10165 (4)

Ronald Kuzon
c/o Nesco Industries, Inc.
305 Madison Avenue                                     5,357,142                        6.00%
New York, NY  10165 (5)


Name and Address of                         Amount and Nature of                         Percent
Beneficial Owner                            Beneficial Ownership (1)                     of Class
----------------------------------------------------------------------------------------------------
Karen Nazzareno
c/o Hydrogel Design Systems Inc.
305 Madison Avenue
New York, NY  10165 (6)                                  180,000                        *

Geoff Donaldson
c/o Hydrogel Design Systems Inc.
305 Madison Avenue
New York, NY  10165 (7)                                2,238,615                        2.44%

Richard Harriton
305 Madison Avenue, Suite 4510
New York, NY  10165 (8)                               12,144,007                        12.0%

KSH Strategic Investments
575 Jericho Turnpike
Jericho, NY  11753 (9)                                 6,416,500                        6.99%

Embryo Development Corp.
305 Madison Avenue, Suite 4510
New York, NY  10165 (3)                                4,837,500                        5.42%

Ronit Sucoff
575 Jericho Turnpike
Jericho, NY  11753 (10)                                5,268,130                        5.71%

Helen Kohn
575 Jericho Turnpike
Jericho, NY  11753 (11)                                4,953,130                        5.37%

Directors and Officers
As a Group (3 persons)                                 9,898,212                        10.21%

     *  Less than 1% unless otherwise indicated.


(1) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights. Additionally, the number of shares shown assumes the conversion or exercise of all Series A Stock, Series B Stock, warrants and vested options.

(2) Mr. Petrocelli was the Chairman and a director of Nesco until June 22, 2004. The above number of shares beneficially owned includes 2,900,000 shares owned of record by Petrocelli Industries, Inc. and 566,667 shares owned by SMFS Corp. Mr.

Petrocelli  is  the  President  and  Chief   Executive   Officer  of  Petrocelli
Industries, Inc., and beneficially owns 25% of its outstanding capital stock. The other 75% is owned by members of Mr. Petrocelli's family. Mr. Petrocelli is the President of SMFS Corp. In addition, the number of shares beneficially owned includes 1,000,000 shares issuable upon the exercise of a warrant issued in March 2002 to Mr. Petrocelli and 275,000 shares issuable upon the exercise of a warrant issued in December 2003 to Petrocelli Industries, Inc.

(3) Mr. Harriton is the President, Chief Executive Officer and sole director of Nesco. Prior to the share exchange agreement with HDSI and currently, Mr. Harriton remains as CEO and a director of HDSI. Mr. Harriton is also CEO of Embryo Development Corp., a public Company traded under the symbol "EMBR" which holds a 5.42% beneficial interest in the Compnay. The above number of shares beneficially owned does not include 2,430,647 shares issuable upon the conversion of debt. It does include 364,597 shares issuable upon exercise of a warrant granted for the extension of debt, and 2,000,000 shares of a total of 5,000,000 shares issuable upon exercise of a warrant granted as part of Mr. Harriton's employment agreement in May 2004. The remaining 3,000,000 shares are not exercisable until a minimum of one year after the closing date of the share exchange agreement.

(4) Mr. Petrocelli was a director of the Company until June 22, 2004. The above number of shares beneficially owned does not include shares owned by Petrocelli Industries, Inc., in which Mr. Petrocelli has an economic interest by reason of his equity ownership of Petrocelli Industries, Inc.

(5) Mr. Kuzon served as an interim officer during the period February 26, 2004 until May 25, 2004 when the share exchange agreement was completed. The above number of shares beneficially owned includes 2,700,000 shares owned by NAC Calabria Acquisition Corp., a corporation controlled by Mr. Kuzon, 1,000,000 shares owned by JMK Associates, a consulting firm controlled by a family member of Mr. Kuzon, and 1,657,142 shares owned by family members and affilitates of Mr. Kuzon.

(6) Ms. Nazzareno is the Chief Financial Officer of Hydrogel Design Systems, Inc., a majority owned subsidiary of Nesco Industries, Inc.

(7) Mr. Donaldson is the Chief Operating Officer of Hydrogel Design Systems, Inc., a majority owned subsidiary of Nesco Industries, Inc. The above number of shares beneficially owned does not include 2,924,100 shares issuable upon the conversion of debt. It does include 438,615 shares issuable upon exercise of a warrant granted for the extension of debt, and 1,800,000 shares issuable upon exercise of a warrant granted as part of Mr. Donaldson's employment agreement with Hydrogel Design Systems, Inc. in January 2000 which has been converted to a Nesco warrant.

(8) The above number of shares beneficially owned by Mr. R. Harriton does not include 15,696,000 shares issuable upon the conversion of debentures. It does include 11,874,007 shares issuable upon the exercise of warrants granted in conjunction with convertible debentures and for the extensions of debenture debt of Hydrogel Design Systems, Inc. Both the convertible debenture and the related warrants have been converted to Nesco debt and warrants. Mr. R. Harriton is a related party of Mr. M. Harriton, a director and officer of the Company (See (3) above).

(9) The above number of shares beneficially owned by KSH Strategic Investment Fund does not include 3,900,000 shares issuable upon the conversion of a debenture. It does include 2,417,500 shares issuable upon the exercise of warrants granted in conjunction with a convertible debenture and for the extensions of such debenture debt of Hydrogel Design Systems, Inc. Both the convertible debenture and the related warrants have been converted to Nesco debt and warrants.

(10) The above number of shares beneficially owned by Ms. Sucoff includes 2,981,880 shares issuable upon the exercise of investment banking and placement agent warrants granted in conjunction with a private placement of Hydrogel Design Systems, Inc. in July 2001. The warrants have been converted to Nesco warrants.

(11) The above number of shares beneficially owned by Ms. Kohn includes 2,981,880 shares issuable upon the exercise of investment banking and placement agent warrants granted in conjunction with a private placement of Hydrogel Design Systems, Inc. in July 2001. The warrants have been converted to Nesco warrants.


Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of April 30, 2004 with respect to compensation plans and individual compensation arrangements under which the Company's common stock is authorized for issuance.

-------------------------------------------------------------------------------------------------------------------
                                                                                              Number of securities
                                                                                              remaining available
                                                                                              for future issuance
                                       Number of securities to   Weighted-average exercise     under equity plans
                                       be issued upon exercise      price of outstanding     (excluding securities
                                       of outstanding options,     options, warrants, and     reflected in column
                                         warrants, and rights    rights compensation plans            (a))
            Plan Category                        (a)                        (b)                       (c)
-------------------------------------------------------------------------------------------------------------------
1999 Incentive Stock Option Plan(1)
(previously approved by security              150,000(2)                   $1.50                    850,000
holders)

-------------------------------------------------------------------------------------------------------------------
Securities to be issued upon the
exercise of outstanding options,            3,460,000(3)                   $0.05                        --
warrants and rights granted to
officers, directors and employees
not pursuant to a plan

-------------------------------------------------------------------------------------------------------------------
                Total:                      3,610,000                      $0.11                    850,000
-------------------------------------------------------------------------------------------------------------------

     (1) The Company's 1999 Incentive Stock Option Plan ("1999 Plan"), which has been approved by the Company's Board of Directors and shareholders, expires on June 14, 2009.

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

     (2) Includes options granted to Chairman Santo Petrocelli Sr. in June 1999 exercisable for up to 150,000 shares of common stock at an exercise price of $1.50. Mr. Petrocelli resigned in June 2004 and these options expire in June 2004.

     (3) Includes warrants issued to officers, directors and employees of the Company exercisable for up to 3,460,000 shares of Common Stock at an exercise price of $0.05.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In fiscal 2004 and 2003, the Company paid PEC Realty Corp., a company controlled
by  Chairman  Santo   Petrocelli,   Sr.,  rents  totaling  $2,108  and  $79,729,
respectively.

On April 1, 2002, the Company issued interest-free, unsecured promissory notes in favor of Mr. Petrocelli, Petrocelli Industries, Inc., a private company controlled by Mr. Petrocelli and then Chief Financial Officer Lawrence S. Polan in the aggregate amount of $1,032,501 in exchange for and in full satisfaction of all outstanding balances due on demand loans, management fees, and consulting fees. In fiscal 2004, the Company began to impute interest on the shareholder loans at 6% per annum with an equivalent offset to additional paid in capital. Repayment on the shareholder loans was scheduled to commence in February and May 2003, however, the lenders agreed to defer the commencement dates indefinitely. The Company made sporadic payments on shareholder loans totaling $80,000 in the year ended April 30, 2004. At April 30, 2004, the shareholder loans totaled $952,501. Upon the completion of the transaction with HDSI on May 25, 2004, the shareholder loans were exchanged for an equity interest in the Company. Accordingly, such liabilities have been classified as long-term at April 30, 2004.

During the fiscal year ended April 30, 2004 the Company issued 500,000 warrants to Jeffrey Powell, former President and CEO, 275,000 warrants to Petrocelli Industries, Inc., a private company controlled by Mr. Petrocelli, and 285,000 warrants to Richard Cohen, a former officer, all such warrants immediately exercisable at a price of $.05 per share. During the fiscal year ended April 30, 2003, the Company issued 500,000 fully vested warrants to then interim President and Principal Executive Officer Michael Caputo, exercisable at a price of $0.55 per share. Such issuances were free-standing grants, outside of the 1999 plan. The fair value per warrant was estimated at approximately $0.35 and $0.07 for the fiscal years ended April 30, 2004 and 2003, respectively. This transaction resulted in a charge to operations of $370,295 in the fiscal year ended April 30, 2004.

In December 2003, the exercise price for previously issued warrants to purchase 3,440,000 shares of common stock, of which 3,400,000 were granted to officers, employees and consultants, was repriced from $.55 to $.05 per share. These warrants were issued to the parties as described under Item. 10, Report on Repricing for an aggregate of 2,500,000 shares and to former Chief Financial Officer Lawrence S. Polan in the aggregate of 900,000 warrants. The fair value per warrant was estimated at approximately $0.35 on the date of the repricing. This transaction resulted in a charge to operations of $1,193,665 in the current year.

In March 2004, Mr. Ronald Kuzon, an interim officer and consultant and officer exercised 1,000,000 warrants for $.05 in a cashless exercise. An aggregate of 857,142 shares were received as the excess of the fair value $(.35) of the stock purchased over the exercise price was used to pay for the shares in the aggregate of 142,858 shares. The cashless exercise of these warrants in March, 2004 subsequently resulted in the issuance of 857,412 common shares. Such shares were issued as free-trading without restrictive legend under Rule 144K of the Securities Act of 1933 pursuant to an opinion provided by counsel, based in part on representations made that the purchaser had not been an affiliate of the Company for the preceding three months. The status of the purchaser as a non-affiliate at that time could be subject to varying interpretations. However, management of the Company, as concurred by counsel, does not believe any significant liability to the Company is likely to result from the issuance.

On April 29, 2004, the Company entered into a share exchange agreement with HDSI, whereby HDSI would become a majority-owned subsidiary of the Company and upon completion of the share exchange agreement, the holders of HDSI common stock and debt would hold a majority interest of the Company. This exchange was completed on May 25, 2004. On January 12, 2004, the Company entered into an agreement to make term loans of up to $125,000 to HDSI, which was subsequently increased prior to the closing. The term loans were to mature January 1, 2005 and bear interest at 8% per annum if the closing did not take place. If the Company did not enter into an agreement with HDSI shareholders to purchase a minimum of 50.1 % and up to all of the capital stock of HDSI in exchange for the Company's securities by July 1, 2004, or failed to purchase such securities by July 1, 2004, the Company at its election could convert the terms loans into HDSI Series B Convertible Preferred Stock or accelerate the maturity of the term loan to August 1, 2004. The Company advanced an aggregate of $208,500 to HDSI as of April 30, 2004. On May 25, 2004, the exchange was completed and the outstanding amount of the term loan was included as part of the minimum cash requirement as per the agreement to be provided to HDSI.

As part of this transaction, the Company transferred its wholly owned subsidiaries, NAC, IAP and NACE under the terms of a stock purchase and assumption agreement to a newly formed corporation, NAC Calabria Acquisition Corporation, controlled by Ronald Kuzon, who had been an interim officer and consultant of the Company. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify Nesco against any claims. In consideration for the indemnity, the transferee received 3,000,000 shares of common stock of the Company and certain related registration rights. In support of the value of the common stock delivered, the Company agreed that the transferee, at its election, may demand the Company repurchase from the transferee up to 2,400,000 of the common shares upon written notice from the transferee if the transferee cannot in good faith resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000.

In connection with the share exchange agreement, the Company also issued an aggregate of 6,500,000 common shares to an advisor, a limited liability corporation owned by an affiliate of Ronald Kuzon for services rendered in connection with the exchange agreement. This advisor, under related contractual obligations, assigned an aggregate of 5,000,000 of these common shares to third parties. Approximately 2,900,000 of these shares were issued to the parties who agreed to cancel their special warrants. The Company will recognize expense for the fair value of the shares ($.15) of approximately $975,000 in fiscal 2005 for the issuance of these shares.

On May 25, 2004, the Company entered into a two year consulting agreement with an affiliate of Ronald Kuzon which provided for the issuance of 2,000,000 shares of common stock and a minimum monthly consulting fee of $7,500 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The Company will record an expense for the fair value of the shares ($.15) of approximately $300,000 in fiscal 2005 for the issuance of these shares.

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

4.3(c) Form of Registration Rights Agreement related to the June 2002 private placement of the Company's 10% Series A Convertible Preferred Stock

10.1(d)           Promissory Note issued to Santo Petrocelli, Sr. dated April 1,
                  2002

10.2(d)           Promissory Note issued to Lawrence S. Polan dated April 1,
                  2002

10.3(d)           Promissory Note issued to Petrocelli Industries Inc. dated
                  April 1, 2002

10.4(e) Share Exchange Agreement by and among HDSI, Nesco, HDSI Signatory Stockholders and Nesco Signatory Stockholders dated April 29, 2004.

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

(e) Filed as an Exhibit with the Company's Current Report on Form 8-K filed with the SEC on June 9, 2004, and incorporated by reference herein.

B. Reports on Form 8-K

Current Reports on Form 8-K filed during the fiscal year ended April 30, 2004 and the subsequent interim period ended August 28, 2004 are as follows:


     -- Report on Form 8-K, filed with the SEC on June 26, 2003, announcing the election of Michael J. Caputo to serve as interim President and Principal Executive and Financial Officer under Item 5 - Other Events.

     -- Report on Form 8-K, filed with the SEC on July 17, 2003 announcing the plea agreement entered into by National Abatement Corp. in connection with charges of violation of the Clean Air Act under Item 5 - Other Events.

     -- Report on Form 8-K, filed with the SEC on September 30, 2003, announcing the change in the Company's independent auditors under Item 4 - Changes in Registrant's Certifying Accountant.

     -- Report on Form 8-K, filed with the SEC on June 9, 2004, announcing the completion of the transactions contemplated by the Share Exchange Agreement and a Change of Address under Items 1, 2 and 5, Changes in Control of Registrant, Acquisition or Disposition of Assets and Other Events, respectively.

     -- Report on Form 8-K/A, filed with the SEC on August 9, 2004 to amend the Report 8-K filed with the SEC on June 9, 2004 to provide the required financial information under Item 7 (a) and (b).

     -- Report on Form 8-K filed with the SEC on August 27, 2004 announcing the unregistered sales of equity securities under Item 3.02 under a Securities Purchase Agreement with Ocean Drive Holdings, LLC for the issuance of 8% senior convertible promissory notes and warrants.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to the Company by its independent accountants, BP Audit Group PLLC, applicable to the fiscal year ended April 30, 2004, and its independent accountants, Grant Thornton, LLP, applicable to the fiscal year ended April 30, 2003:


                             BP Audit            Grant
                           Group,  PLLC       Thornton, LLP

Fee category                   2004               2003
------------                   ----               ----
Audit fees                  $  82,552            $137,764

Audit-related fees                  -                -

Tax fees                            -                -

All other fees                      -                -
                            ----------          ----------
Total fees                  $  82,552            $137,764
                            ==========          ==========


     Audit fees: Consists of fees for professional services rendered by our principal accountants for the annual audit of the Company's financial statements and the review of quarterly financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees: Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

     Tax fees: Consists of fees for professional services rendered by our principal accountants for tax advice.

     All other fees: Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NESCO INDUSTRIES, INC.

                                                By:_/s/ Matthew Harriton
                                                Matthew Harriton, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                           Date
---------                       -----                           ----

/s/ Matthew Harriton         President and                   September 15, 2004
Matthew Harriton             Director
                             Principal Executive
                             and Financial Officer