Form 10QSB
period 2004-07-31
NESCO INDUSTRIES INC
filed 2004-10-22
CIK 1099609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For quarterly period ended July 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to

                       Commission File Number: 000-28307

                             NESCO INDUSTRIES, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

             Nevada                                            13-3709558
(State or other jurisdiction of                       (State or I.R.S. Employer
 incorporation of organization)                         Identification Number)

                         305 Madison Avenue, Suite 4510
                               New York, New York
                               ------------------
                    (Address of principal executive offices)

                                      10165
                                      -----
                                   (Zip Code)

                                 (212) 986-0886
                                 --------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes  X  No
                                                       ---

   Class                                       Outstanding at October 18, 2004
--------------------------------------------------------------------------------
Common Stock                                            19,127,105

                             NESCO INDUSTRIES, INC.
                             ----------------------
                                  FORM 10-QSB
                                  -----------
                                QUARTERLY REPORT
                                ----------------
                    For the Three Months Ended July 31, 2004
                    ----------------------------------------

                               TABLE OF CONTENTS
                               -----------------
                                                                    Page to Page
                                                                    ------------

Part I - Financial Information

Item 1.  Consolidated Financial Statements:

Consolidated Balance sheet......................................       1-2

Consolidated Statements of operations...........................        3

Consolidated Statements of cash flows...........................        4

Notes to consolidated financial statements......................      5-10

Item 2. Management's discussion and analysis
of  financial condition and results
of operations...................................................     11-14

Item 3.  Controls and Procedures................................       15

Part II. - Other information....................................     16-17

Signatures......................................................       18

Exhibit 31

Exhibit 32

Item 1. Financial Statements

NESCO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------------------------
                                                                                                               July 31,
                                                                                                                 2004
                                                                                                              (unaudited)
------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets
 Cash                                                                                                     $         157,026
 Accounts receivable                                                                                                109,727
 Inventories                                                                                                         88,222
 Prepaid expenses and other current assets                                                                           45,090
                                                                                                          ------------------

     Total current assets                                                                                           400,065
                                                                                                          ------------------

Property and equipment, net of accumulated depreciation of $1,541,090                                               533,674
                                                                                                          ------------------

Other assets
 Purchased technology, net of accumulated amortization of $740,227                                                   56,941
 Deferred financing costs                                                                                           402,086
 Investments                                                                                                          6,000
 Other                                                                                                                9,697
                                                                                                          ------------------

     Total other assets                                                                                             474,724
                                                                                                          ------------------

                                                                                                          $       1,408,463
                                                                                                          ------------------

LIABILITIES AND STOCKHOLDERS'  DEFICIT

Current liabilities
 Note payable                                                                                             $         217,500
 Interest payable, convertible debentures                                                                             2,378
 Customer deposits                                                                                                  841,153
 Accounts payable and accrued expenses                                                                              322,858
 Due to affiliate                                                                                                   235,585
                                                                                                          ------------------

     Total current liabilities                                                                                    1,619,474
                                                                                                          ------------------

Long-term liabilities
 Note and interest payable                                                                                          609,379
 Deferred sublease income                                                                                           152,100
 Convertible debentures and interest payable, related party, net of debt discount of $1,058,882                     410,599
 Convertible debentures and interest payable, other, net of debt discount of $1,016,697                             432,128
 Convertible debentures and interest payable, officers, net of debt discount of $81,252                             733,755
                                                                                                          ------------------

     Total long-term liabilities                                                                                  2,337,961
                                                                                                          ------------------

See notes to consolidated financial statements.

NESCO INDUSTRIES, INC.

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 July 31,
                                                                                                                   2004
                                                                                                               (unaudited)
------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies

Stockholders' deficit
 Series A convertible preferred stock, $.001 par value, authorized
  850,000 shares, 512,500  issued and outstanding                                                                       513
 Series B convertible preferred stock, $.001 par value, authorized
  150,000 shares, 73,088 issued and outstanding                                                                          73
 Common stock, $.001 par value, authorized 25,000,000 shares,
  19,127,105  issued and outstanding                                                                                 19,127
 Additional paid-in-capital                                                                                      11,724,579
 Accumulated other comprehensive loss                                                                               (69,000)
 Accumulated deficit                                                                                            (14,224,264)
                                                                                                          ------------------


           Total stockholders' deficit                                                                           (2,548,972)
                                                                                                          ------------------

                                                                                                          $       1,408,463
                                                                                                          ==================

See notes to consolidated financial statements.

NESCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended July 31,
                                                                                          ---------------------------
                                                                                          2004                  2003
                                                                                       (unaudited)           (unaudited)
------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                            $         188,114     $          92,506

Cost of revenues                                                                              210,466               202,527
                                                                                    ----------------------------------------

Gross margin                                                                                  (22,352)             (110,021)
                                                                                    ----------------------------------------

Operating expenses
 General and administrative                                                                   231,903               155,345
 Amortization and other expenses                                                               31,110                29,150
                                                                                    ----------------------------------------

                                                                                              263,013               184,495
                                                                                    ----------------------------------------

Loss from operations                                                                         (285,365)             (294,516)
                                                                                    ----------------------------------------

Other income (expenses)
 Sublease income                                                                               11,700                     -
 Amortization of debt discount                                                               (264,668)              (62,473)
 Non-cash stock compensation                                                               (2,892,608)                    -
 Interest expense                                                                             (37,977)              (34,267)
 Interest expense, related parties                                                            (38,171)              (26,761)
 Amortization of financing costs                                                              (32,305)                    -
                                                                                    ----------------------------------------

                                                                                           (3,254,029)             (123,501)
                                                                                    ----------------------------------------

Net loss                                                                            $      (3,539,394)    $        (418,017)
                                                                                    ========================================

Weighted average common shares outstanding
 Basic and diluted                                                                         94,935,188            58,884,741
                                                                                    ----------------------------------------

Loss per common share
 Basic and diluted                                                                  $           (0.04)    $           (0.01)
                                                                                    ========================================

See notes to consolidated financial statements.

NESCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended July 31,
                                                                                          --------------------------
                                                                                          2004                  2003
                                                                                       (unaudited)           (unaudited)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                            $      (3,539,394)    $        (418,017)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Non-cash stock compensation                                                               2,892,608                     -
  Depreciation and amortization                                                                69,837                85,747
  Amortization of debt discount                                                               264,668                62,473
  Amortization of financing costs                                                              32,305                     -
  Gain on sale of equipment                                                                         -                  (950)
  Changes in operating assets and liabilities:
   Accounts receivable                                                                        (36,035)               19,355
   Inventories                                                                                    116               (52,852)
   Prepaid expenses and other current assets                                                   12,929                (7,754)
   Other assets                                                                                   209                (1,048)
   Customer deposits                                                                           (6,500)              247,000
   Accounts payable and accrued expenses                                                     (133,624)              (25,611)
   Deferred sublease income                                                                   (11,700)                    -
   Due to affiliates                                                                            6,907                 7,126
   Interest payable                                                                            (8,805)               62,023
                                                                                   ----------------------------------------

Net cash used in operating activities                                                        (456,479)              (22,508)
                                                                                    ----------------------------------------
Cash flows from investing activities,
 Net cash acquired from merger                                                                 86,183                     -
 Proceeds from sale of equipment                                                                    -                 2,000
                                                                                    ----------------------------------------
Net cash provided by investing activities                                                      86,183                 2,000
                                                                                    ----------------------------------------

Cash flows from financing activities

 Proceeds from issuance of convertible debentures, other                                      568,870                     -
 Payments on notes payable                                                                    (20,500)                    -
 Proceeds from loan from officer                                                                    -                43,000
 Payments on loan from officer                                                                 (7,000)                    -
 Payments to affiliate                                                                        (14,876)              (34,115)
                                                                                    ----------------------------------------

Net cash provided by financing activities                                                     526,494                 8,885
                                                                                    ----------------------------------------

Net increase (decrease) in cash                                                               156,198               (11,623)
Cash
 Beginning of period                                                                              828                44,854
                                                                                    ----------------------------------------

 End of period                                                                      $         157,026     $          33,231
                                                                                    =======================================
Supplemental disclosure of cash flow information,
 cash paid during the period for interest                                           $          84,986     $             617
                                                                                    =======================================

See notes to consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

Organization

NESCO Industries, Inc. (hereinafter referred to as "OLDCO"), a Nevada publicly traded corporation, prior to ceasing business operations and becoming inactive in May 2003, was a provider of asbestos abatement and indoor air quality testing, monitoring and remediation services. In the fiscal year ended April 30, 2003, OLDCO consolidated the operations of its various subsidiaries, through which it provided services, into a single environmental services operating unit organized under the banner of its wholly-owned subsidiary National Abatement Corporation. Prior to consolidation, OLDCO operated through its wholly-owned subsidiaries, National Abatement Corporation ("NAC"), NAC/Indoor Air Professionals, Inc. ("IAP") and NAC Environmental Services, Inc. ("NACE").

On April 29, 2004, OLDCO entered into a share exchange agreement with Hydrogel Design Systems, Inc. ("HDS"), a Delaware privately held corporation, whereby HDS became a majority-owned subsidiary of OLDCO and the holders of HDS common stock and debt acquired a majority interest of OLDCO. This exchange (the "Share Exchange") was completed on May 25, 2004. The accounting for the transaction, commonly called a reverse acquisition, resulted in a recapitalization of HDS, which was treated as the accounting acquirer. The acquired assets and assumed liabilities of OLDCO were carried forward at their historical values which approximates fair value (with the exception of deferred liabilities for which there was no legal continuing obligation, which were not recorded). HDS's historical financial statements were carried forward as those of the combined entity (hereinafter referred to as "NEWCO" or the "Company"). HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel which is used in various medical and cosmetic consumer products.

NEWCO's fiscal year ends on April 30 and, therefore, references to fiscal 2005 and fiscal 2004 refer to the fiscal years ending April 30, 2005 and April 30, 2004, respectively.

The accompanying condensed consolidated financial statements of the Company reflect the historical results of the predecessor entity, HDS, prior to May 25, 2004 and the consolidated results of operations of NEWCO subsequent to the acquisition date of May 25, 2004.

The common stock and per share information in the consolidated financial information and related notes have been retroactively adjusted to give effect to the reverse acquisition on May 25, 2004.

The accompanying interim consolidated financial statements and the accompanying notes included herein have been prepared by the Company without audit, in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and therefore do not include all information and notes normally provided in the annual financial statements and should be read in conjunction with the audited financial statements and the notes thereto of HDS and Nesco Industries, Inc. for the year ended April 30, 2004. Included in the Form 8-K/A of Nesco Industries, Inc., as filed on August 9, 2004 with the SEC, is HDS's audited financial statements for the year ended April 30, 2004. The Form 10-KSB of Nesco Industries, Inc., as filed on September 16, 2004 with the SEC, sets forth Nesco Industries, Inc.'s audited financial statements for the year ended April 30, 2004. These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for the fiscal quarters ended July 31, 2004 and 2003. The results of the first quarter of fiscal 2005 are not necessarily indicative of the results for the full year.

Principles of Consolidation

The accompanying  financial  statements  include the accounts of the Company and
its  wholly-owned   subsidiaries  on  a  consolidated   basis.  All  significant
intercompany accounts and transactions have been eliminated.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2.  Acquisition

On May 25, 2004, HDS consummated the Share Exchange with OLDCO whereby HDS became a majority-owned subsidiary of OLDCO, and the holders of HDS common stock and debt acquired a majority interest of NEWCO. Because the former HDS stockholders own a majority of the common stock, HDS is considered to be the accounting acquirer in the transaction. The accounting for the transaction, commonly called a reverse acquisition, resulted in a recapitalization of HDS.

NEWCO had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, because NEWCO did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which NEWCO is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of NEWCO common stock.

HDS common shareholders exchanged 3,240,593 shares of stock for 38,887 shares of NEWCO Preferred B Stock, which will be converted into 29,165,250 shares of NEWCO common stock (a ratio of approximately 9 NEWCO shares for 1 share of HDS stock). The HDS preferred shareholders exchanged 295,853 shares of stock for 14,201 shares of NEWCO Preferred B Stock, which will be converted into 10,650,750 shares of NEWCO common stock (a ratio of approximately 36 NEWCO shares for 1 share of HDS stock). Approximately 72% of the common and 57% of the preferred shareholders have exchanged their shares as of July 31, 2004 which has resulted in approximately 44.6% of NEWCO's voting securities exchanged and owned by HDS stockholders. The Company anticipates that the majority of the remaining shareholders will exchange their shares in the near future, which will result in 54.3% of NEWCO's voting securities owned by HDS stockholders upon exchange of all outstanding HDS securities. Upon completion of this exchange, HDS common shareholders will exchange a total of 4,452,806 shares of stock for 53,434 shares of NEWCO Preferred B Stock, which will be converted into 40,075,167 shares of NEWCO common stock (a ratio of approximately 9 NEWCO shares for 1 share of HDS stock). The HDS preferred shareholders will exchange a total of 522,487 shares of stock for 25,079 shares of NEWCO Preferred B Stock which will be converted into 18,809,574 shares of NEWCO common stock (a ratio of approximately 36 NEWCO shares for 1 share of HDS stock).

In addition, OLDCO was required to convert its outstanding shareholder debt to equity. On May 11, 2004, prior to the date of the closing, the holders of this debt in the aggregate principal amount of $952,501 agreed to exchange the debt for an aggregate of 20,000 shares of OLDCO's Series B Preferred Stock, which is convertible into 15,000,000 shares of NEWCO's common stock. OLDCO was also required to obtain the consent to cancel an aggregate of 602,500 special warrants prior to the closing. Certain holders of these special warrants were granted shares of NEWCO common stock in the exchange as part of the common advisor shares issued. OLDCO's Series A Preferred shareholders also agreed, that upon completion of the exchange agreement, they would convert their shares to NEWCO's common stock and that NEWCO would have no further obligations with respect to these preferred shares including payment of any prior preferred share dividends. In addition, OLDCO was required to retain net cash of approximately $350,000 as part of the terms of the agreement, of which approximately $208,500 was paid as a bridge loan to HDS prior to April 30, 2004. This bridge loan was applied to the net cash obligation of OLDCO which was satisfied at the closing.

Concurrent with the merger, OLDCO Series A Preferred shareholders agreed to exchange 512,500 shares of stock for an aggregate of 20,500 shares of NEWCO Preferred B Stock, which will be converted into 15,375,000 shares of NEWCO common stock (a ratio of approximately 30 NEWCO common shares for 1 share of Series A preferred stock).

As part of this transaction, OLDCO conditionally transferred its three wholly owned subsidiaries, NAC, IAP and NACE, to a consultant and interim officer of OLDCO who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify NEWCO against any claims and, in exchange therefore, received 3,000,000 shares of common stock of OLDCO and certain related registration rights. As additional consideration for the indemnification by the transferee, NEWCO agreed that if the transferee cannot in good faith resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such.

In connection with the share exchange agreement, NEWCO also issued an aggregate of 6,500,000 common shares (with a fair value of $975,000) to an advisor, a limited liability corporation owned by an affiliate of an interim officer and consultant, for services rendered in connection with the exchange agreement. This advisor, under related contractual obligations, assigned an aggregate of 5,000,000 of these common shares to third parties. Approximately 2,900,000 of these shares were issued to the parties who agreed to cancel their special warrants of OLDCO. NEWCO also incurred additional merger costs related to the exchange approximating $48,000. Merger costs of approximately $328,000, the net amount of cash received from the OLDCO acquisition, were charged to equity, and the balance of $695,000 was recorded as a charge to operations in the three months ended July 31, 2004.

Prior to the transaction, the OLDCO had 7,627,105 common shares outstanding. After giving effect to the transactions above and after such time that NEWCO increases the number of common shares it is authorized to issue, NEWCO will have approximately 106,387,000 shares outstanding.

In addition to the exchange of shares, all outstanding options/warrants of HDS were exchanged for NEWCO options/warrants based on the same ratios as the stock exchange. This resulted in the issuance of approximately 25,137,000 options/warrants. These options/warrants are currently exercisable at prices that range between $.08 -$.39 and expire between one and eight years. Compensation expense approximating $1,794,000 was recorded on May 25, 2004 for the increase in the fair value of the vested HDS options/warrants as a result of the merger.

The HDS debt holders were also granted, in consideration of an extension of term debt, a warrant to acquire one share of NEWCO Common Stock at an exercise price of $.15 for a term of five years for each dollar of HDS debt, for an aggregate of the issuance of 2,736,212 warrants. The total HDS term debt of $2,736,212 was also exchanged for NEWCO convertible debt and the holders may convert this debt to approximately 28,551,000 shares of NEWCO common stock. Approximately $156,000 of the total debt exchanged was attributed to the fair value of the warrants and $1,703,000 was attributed to the intrinsic value of the beneficial conversion feature. These amounts were recorded as equity components. The remaining balance of $877,000 was recorded as long-term debt. For the three months ended July 31, 2004 the amortization of debt discount approximated $213,000.

Prior to the transaction, OLDCO had approximately 4,212,500 options and warrants outstanding. After giving effect to the transactions above, NEWCO had approximately 31,483,000 options and warrants outstanding and debt convertible into approximately 28,551,000 common shares.

The following supplemental pro forma information is presented to illustrate the effects of the acquisition of HDS on the historical operating results for the three months ended July 31, 2004 and 2003 as if the acquisition had occurred at the beginning of the respective period:

                                                            Three Months Ended July 31,
                                                             2004                 2003
                                                        -----------------    ---------------
Revenues                                               $  188,114           $  92,506
Net loss                                               $  (3,633,852)       $  (3,741,625)
Net loss per share                                     $  (0.03)            $  (0.04)

The above unaudited pro forma condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations that actually would have been realized had HDS and OLDCO been a combined company during the specified periods.

Included in the proforma information for the three months ended July 31, 2004 and 2003 net loss is a one-time charge for warrant revaluation of approximately $1,794,000.

Note 3.  Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

At July 31, 2004, the Company had an accumulated deficit of approximately $14,224,000, a working capital deficit of approximately $1,219,000 and incurred a net loss of approximately $3,539,000 for the three months then ended. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent on the Company's ability to obtain financing on an as needed basis. The Company has obtained additional financing as described in Note 4 and has completed an acquisition as described in Note 2. In addition, the Company is seeking additional financing as described in Note 7. However, the Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


Note 4.  Long-Term Debt

HDS Debt Conversion

Concurrent with the May 25, 2004 Share Exchange, HDS liabilities consisting of convertible debentures due to a related party ($1,308,000), convertible debentures due to third parties ($625,000), an amount due to an officer ($258,000), and accrued payroll ($544,000) were exchanged for NEWCO convertible 8% debentures which mature, with interest, on December 31, 2005. Accrued interest as of July 31, 2004 related to these debentures was approximately $292,000.

Bridge Loans

In June 2004 the Company borrowed $100,000 under bridge loans bearing interest at 8%. The lenders were also granted warrants to acquire 666,667 common shares at $.15 per share. These loans were converted into convertible debentures in connection with the July 2004 investment banking agreement. The fair value of these warrants of approximately $40,000 was charged to debt discount in the three months ended July 31, 2004.

Investment Banking Agreement

On July 1, 2004, the Company entered into an investment banking agreement with a third party for the sale of up to $3,000,000 principal amount of the Company's 8% senior convertible notes due December 1, 2005, with interest payable on December 1 and June 1 semi-annually and convertible into common stock at $.15 per share. Each note is issued with a five- year warrant to purchase shares of the Company's common stock at $.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. As of July 31, 2004 , the Company received $705,000 in gross proceeds in connection with this agreement and issued warrants to purchase 4,700,000 shares. Under the terms of the private placement the Company has agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants. Approximately $191,000 of the proceeds as of July 31, 2004 was attributed to the fair value of the warrants and $332,000 to the intrinsic value of the beneficial conversion feature of the convertible debt. These amounts were recorded as a equity components. The remaining balance of $183,000 was recorded as long-term debt. For the three months ended July 31, 2004 the amortization of debt discount was approximately $11,000. Interest expense for the three months ended July 31, 2004 was approximately $2,400.

Financing fees in connection with this agreement approximated $136,000 at July 31, 2004 which are being amortized over the term of the convertible notes. For the three months ended July 31, 2004, the amortization of financing costs approximated $4,000.

Upon termination of the offering on September 30, 2004, a total of $2,295,000 principal amount of the 8% senior convertible notes and warrants to purchase 15,300,006 shares of common stock were issued.

In connection with this agreement, the Company issued the broker warrants to acquire 4,452,600 shares of NEWCO common stock at an exercise price of $.15 per share. The fair value of the warrants ($298,000) will be charged to operations over the life of the underlying debt. For the three months ended July 31, 2004, approximately $28,000 was charged to operations as financing costs for these warrants. In August 2004, the broker was issued an additional 500,000 warrants as related to the additional capital raise as per the terms of the agreement.


Note 5.  Commitments and Contingencies

Employment Agreement

On May 19, 2004, the Company entered into a three-year employment agreement with an officer. The agreement provides for annual compensation of $120,000 with a 10% increase each year on December 31 during the term of the agreement and bonuses based on the Company's annual operating profit as defined in the agreement. In addition, the officer was granted nonqualified options, effective the date of the closing of the Share Exchange, to purchase 5,000,000 shares of common stock for a period of 5 years. The option is immediately exercisable for the purchase of 2,000,000 shares and exercisable as to an additional 1,000,000 shares commencing on each of the first, second, and third anniversaries of the closing date, respectively, provided that optionee remains an employee of the Company. The options are exercisable at the "Applicable Trading Price" in the Share Exchange which is the lesser of (i) the average closing bid price per share of the Company's common stock for 30 consecutive trading days prior to the closing date and (ii) the average closing bid price per share of the Company's common stock for 30 consecutive trading days commencing on the 31st day following the effective date of the reverse split as defined in the share exchange agreement; provided however, the exercise price shall be the price determined under (i) at any time prior to the reverse split. The average bid closing price for the 30 consecutive trading days prior to the closing was $.15.

Consulting Agreements

On May 25, 2004, the Company entered into a two-year consulting agreement with an affiliate of an interim officer and consultant of OLDCO which provided for the issuance of 2,000,000 shares of common stock and a minimum monthly consulting fee of $7,500 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the 2,000,000 shares of common stock ($300,000) was charged to operations in the quarter ended July 31, 2004.

On May 25, 2004, the Company entered into a one-year advisory services agreement which provided for the issuance of 681,667 shares of common stock and a minimum monthly consulting fee of $6,250 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the shares ($102,250) was charged to operations in the quarter ended July 31, 2004. This expense is included in current liabilities as these shares have not been issued at July 31, 2004.

Litigation

Except for the claims against former subsidiaries of OLDCO, as mentioned in the OLDCO's April 30, 2004 10-KSB filing, the Company and its subsidiaries were not involved in any other material legal proceedings in the three months ended July 31, 2004.

Note 6.  Stockholders' Equity

Loss Per Share

Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss, diluted net loss per share was the same as basic net loss per share for the three months ended July 31, 2004 and 2003, since the effect of any potentially dilutive securities would be antidilutive.

The loss per common share includes the current outstanding common shares in the aggregate of 19,127,105 shares, 73,088 shares of Series B preferred shares which will be converted into 54,816,000 common shares, 512,500 shares of Series A preferred shares which will be converted into 15,375,000 common shares, and 19,068,741 common shares for the prior HDS common and preferred holders who have not yet exchanged their shares. In the aggregate, 108,386,846 total common shares were used to compute net loss per share. The Series A and Series B preferred shares will be automatically exchanged for common shares upon the filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue.

The loss per common shares does not include an aggregate of 45,052,299 warrants and options outstanding and 33,250,747 shares issuable under the terms of convertible debt. The effect of these securities would be antidilutive.

Stock Based Compensation

The Company has a stock-based employee compensation plan. The Company uses the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. The following table illustrates the effect on net loss and earnings per share for the three months ended July 31, 2004 and 2003 as if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation".

                                                                     Three Months Ended July 31,
                                                                       2004              2003
                                                                    ------------      -----------
Net loss as reported                                                $ (3,539,394)  $    (418,017)
Add: Total stock-based employee compensation expense determined
under fair value based method, net of related tax effects                151,311           -
                                                                    ------------      -----------

Pro-forma net loss                                                  $ (3,690,705)   $   (418,017)
                                                                    ============      ===========

                                                                    =============================
Net loss per share as reported                                      $                $
                                                                            (.04)           (.01)
                                                                    ============     ============

Pro-forma net loss per share                                        $                $
                                                                            (.04)           (.01)
                                                                    ============      ===========

Note 7.  Subsequent Event

On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. As consideration for entering into this agreement, the Company granted the investment firm 3,333.33 shares of Series B Preferred shares (convertible into 2,500,000 common shares) and $70,000 cash.

Item.2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Information provided by Nesco Industries in this report may contain, "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operation Liquidity and Capital Resources" contains information concerning the ability of the Company to service its obligations and other financial commitments as they become due. The forward looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.

Share Exchange Agreement and Acquisition

NESCO Industries, Inc. (hereinafter referred to as "OLDCO"), a Nevada publicly traded corporation, prior to ceasing business operations and becoming inactive in May 2003, was a provider of asbestos abatement and indoor air quality testing, monitoring and remediation services.

On April 29, 2004, OLDCO entered into a share exchange agreement with Hydrogel Design Systems, Inc. ("HDS"), a Delaware privately held corporation, whereby HDS became a majority-owned subsidiary of OLDCO and the holders of HDS common stock and debt acquired a majority interest of OLDCO. This exchange (the "Share Exchange") was completed on May 25, 2004. The accounting for the transaction, commonly called a reverse acquisition, resulted in a recapitalization of HDS, which was treated as the accounting acquirer. The acquired assets and assumed liabilities of OLDCO were carried forward at their historical values which approximates fair value (with the exception of deferred liabilities for which there was no legal continuing obligation, which were not recorded). HDS's historical financial statements were carried forward as those of the combined entity (hereinafter referred to as "NEWCO" or the "Company"). HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel which is used in various medical and cosmetic consumer products.

NEWCO had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, because NEWCO did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which NEWCO is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of NEWCO common stock.

HDS common shareholders exchanged 3,240,593 shares of stock for 38,887 shares of NEWCO Preferred B Stock, which will be converted into 29,165,250 shares of NEWCO common stock (a ratio of approximately 9 NEWCO shares for 1 share of HDS stock). The HDS preferred shareholders exchanged 295,853 shares of stock for 14,201 shares of NEWCO Preferred B Stock, which will be converted into 10,650,750 shares of NEWCO common stock (a ratio of approximately 36 NEWCO shares for 1 share of HDS stock). Approximately 72% of the common and 57% of the preferred shareholders have exchanged their shares as of July 31, 2004 which has resulted in approximately 44.6% of NEWCO's voting securities exchanged and owned by HDS stockholders. The Company anticipates that the majority of the remaining shareholders will exchange their shares in the near future, which will result in 54.3% of NEWCO's voting securities owned by HDS stockholders upon exchange of all outstanding HDS securities. Upon completion of this exchange, HDS common shareholders will exchange a total of 4,452,806 shares of stock for 53,434 shares of NEWCO Preferred B Stock, which will be converted into 40,075,167 shares of NEWCO common stock (a ratio of approximately 9 NEWCO shares for 1 share of HDS stock). The HDS preferred shareholders will exchange a total of 522,487 shares of stock for 25,079 shares of NEWCO Preferred B Stock which will be converted into 18,809,574 shares of NEWCO common stock (a ratio of approximately 36 NEWCO shares for 1 share of HDS stock).

In addition, OLDCO was required to convert its outstanding shareholder debt to equity. On May 11, 2004, prior to the date of the closing, the holders of this debt in the aggregate principal amount of $952,501 agreed to exchange the debt for an aggregate of 20,000 shares of OLDCO's Series B Preferred Stock, which is convertible into 15,000,000 shares of NEWCO's common stock. OLDCO was also required to obtain the consent to cancel an aggregate of 602,500 special warrants prior to the closing. Certain holders of these special warrants were granted shares of NEWCO common stock in the exchange as part of the common advisor shares issued. OLDCO's Series A Preferred shareholders also agreed, that upon completion of the exchange agreement, they would convert their shares to NEWCO's common stock and that NEWCO would have no further obligations with respect to these preferred shares including payment of any prior preferred share dividends. In addition, OLDCO was required to retain net cash of approximately $350,000 as part of the terms of the agreement, of which approximately $208,500 was paid as a bridge loan to HDS prior to April 30, 2004. This bridge loan was applied to the net cash obligation of OLDCO which was satisfied at the closing.

Concurrent with the merger, OLDCO Series A Preferred shareholders agreed to exchange 512,500 shares of stock for an aggregate of 20,500 shares of NEWCO Preferred B Stock, which will be converted into 15,375,000 shares of NEWCO common stock (a ratio of approximately 30 NEWCO common shares for 1 share of Series A preferred stock).

As part of this transaction, OLDCO conditionally transferred its three wholly owned subsidiaries, NAC, IAP and NACE, to a consultant and interim officer of OLDCO who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify NEWCO against any claims and, in exchange therefore, received 3,000,000 shares of common stock of OLDCO and certain related registration rights. As additional consideration for the indemnification by the transferee, NEWCO agreed that if the transferee cannot in good faith resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such.

In connection with the share exchange agreement, NEWCO also issued an aggregate of 6,500,000 common shares (with a fair value of $975,000) to an advisor, a limited liability corporation owned by an affiliate of an interim officer and consultant, for services rendered in connection with the exchange agreement. This advisor, under related contractual obligations, assigned an aggregate of 5,000,000 of these common shares to third parties. Approximately 2,900,000 of these shares were issued to the parties who agreed to cancel their special warrants of OLDCO. NEWCO also incurred additional merger costs related to the exchange approximating $48,000. Merger costs of approximately $328,000, the net amount of cash received from the OLDCO acquisition, were charged to equity, and the balance of $695,000 was recorded as a charge to operations in the three months ended July 31, 2004.

Prior to the transaction, the OLDCO had 7,627,105 common shares outstanding. After giving effect to the transactions above and after such time that NEWCO increases the number of common shares it is authorized to issue, NEWCO will have approximately 106,387,000 shares outstanding.

In addition to the exchange of shares, all outstanding options/warrants of HDS were exchanged for NEWCO options/warrants based on the same ratios as the stock exchange. This resulted in the issuance of approximately 25,137,000 options/warrants. These options/warrants are currently exercisable at prices that range between $.08 -$.39 and expire between one and eight years. Compensation expense approximating $1,794,000 was recorded on May 25, 2004 for the increase in the fair value of the vested HDS options/warrants as a result of the merger.

The HDS debt holders were also granted, in consideration of an extension of term debt, a warrant to acquire one share of NEWCO Common Stock at an exercise price of $.15 for a term of five years for each dollar of HDS debt, for an aggregate of the issuance of 2,736,212 warrants. The total HDS term debt of $2,736,212 was also exchanged for NEWCO convertible debt and the holders may convert this debt to approximately 28,551,000 shares of NEWCO common stock. Approximately $156,000 of the total debt exchanged was attributed to the fair value of the warrants and $1,703,000 was attributed to the intrinsic value of the beneficial conversion feature. These amounts were recorded as equity components. The remaining balance of $877,000 was recorded as long-term debt. For the three months ended July 31, 2004 the amortization of debt discount approximated $213,000.

Prior to the transaction, OLDCO had approximately 4,212,500 options and warrants outstanding. After giving effect to the transactions above, NEWCO had approximately 31,483,000 options and warrants outstanding and debt convertible into approximately 28,551,000 common shares.

NEWCO's fiscal year ends on April 30 and, therefore, references to fiscal 2005 and fiscal 2004 refer to the fiscal years ending April 30, 2005 and April 30, 2004, respectively.

The condensed consolidated financial statements of the Company reflect the historical results of the predecessor entity, HDS, prior to May 25, 2004 and the consolidated results of operations of Newco subsequent to the acquisition date of May 25, 2004.

Results of Operations

Revenues for the three months ended July 31, 2004 increased to $188,000 from $93,000 for the three months ended July 31, 2003. This increase of $95,000 is due to the revenue derived primarily from one customer developing a new product in the current quarter. Cost of revenues for the three months ended July 31, 2004 increased by $7,000 from $203,000 to $210,000. Cost of revenues consists primarily of direct labor and other manufacturing fixed costs. The increase relates to material costs which are attributable to the increased revenue.

General and administrative expenses for the three months ended July 31, 2004 increased to $232,000 from $155,000 for the three months ended July 2003. This increase of $77,000 is primarily due to ongoing consulting fees and executive salaries from agreements entered into as a result of the merger and increased professional fees as a result of increased reporting requirements and other services needed as a result of the merger.

The net loss for the three months ended July 31, 2004 increased to $3,539,000 from $418,000 for the three months ended July 2003. This increase of $3,121,000 includes a non-cash stock compensation charge of $2,893,000 which is attributable to a charge of $1,794,000 for the increase in the fair value of the HDS warrants which were exchanged for NEWCO warrants at the time of the merger and a charge of $1,099,000 for the issuance of shares issued to advisors and consultants in connection with the merger. The loss for the three months ended July 31, 2004 also includes a non-cash debt discount charge of $265,000, an increase of $202,000 from the three months ended July 31, 2003. This increase is primarily due to a charge of $231,000 for the fair value of additional warrants issued to the HDS debt holders for the extension of their term debt and for the intrinsic value of the beneficial conversion feature as related to the exchange of the HDS term debt for NEWCO convertible debt at the time of the merger.

Liquidity, Capital Resources and Going Concern

The Company's cash at July 31, 2004 increased to $157,000 as compared to $1,000 in the prior fiscal year. This increase is primarily attributable to the additional net cash provided by OLDCO at the closing of the share exchange and the cash remaining from the issuance of convertible debentures in the current fiscal quarter.

Net cash used in operating activities in the three months ended July 31, 2004 was $456,000 as compared with $23,000 in the prior fiscal quarter ended July 31, 2003. The net cash used by operations in the three months ended July 31, 2004 was used to fund current expenses and pay accounts payable. In the three months ended July 31, 2003, cash provided by customer deposits was used to fund the operations. Net cash provided by investing activities in the three months ended July 31, 2004 was $86,000 as compared with $2,000 in the three months ended July 31, 2003. The net cash provided by investing activities was due to the cash received from OLDCO at the closing of the share exchange, net of closing costs. OLDCO had previously advanced HDS $208,000 in the prior fiscal year. The net cash provided by financing activities in the three months ended July 31, 2004 was $526,000 as compared with $9,000 in the three months ended July 31, 2003. The net cash provided by financing activities was primarily provided by the issuance of convertible debentures.

On July 1, 2004, the Company entered into an investment banking agreement with a third party for the sale of up to $3,000,000 principal amount of the Company's 8% senior convertible notes due December 1, 2005, with interest payable on December 1 and June 1 semi-annually and convertible into common stock at $.15 per share. Each note is issued with a five- year warrant to purchase shares of the Company's common stock at $.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. As of July 31, 2004 , the Company received $705,000 in gross proceeds in connection with this agreement and issued warrants to purchase 4,700,000 shares. Under the terms of the private placement the Company has agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants. Approximately $191,000 of the proceeds as of July 31, 2004 was attributed to the fair value of the warrants and $332,000 to the intrinsic value of the beneficial conversion feature of the convertible debt. These amounts were recorded as a equity components. The remaining balance of $183,000 was recorded as long-term debt. For the three months ended July 31, 2004 the amortization of debt discount was approximately $11,000. Interest expense for the three months ended July 31, 2004 was approximately $2,400.

Financing fees in connection with this agreement approximated $136,000 at July 31, 2004 which are being amortized over the term of the convertible notes. For the three months ended July 31, 2004, the amortization of financing costs approximated $4,000.

Upon termination of the offering on September 30, 2004, a total of $2,295,000 principal amount of the 8% senior convertible notes and warrants to purchase 15,300,006 shares of common stock were issued.

In connection with this agreement, the Company issued the broker warrants to acquire 4,452,600 shares of NEWCO common stock at an exercise price of $.15 per share. The fair value of the warrants ($298,000) will be charged to operations over the life of the underlying debt. For the three months ended July 31, 2004, approximately $28,000 was charged to operations as financing costs for these warrants. In August 2004, the broker was issued an additional 500,000 warrants as related to the additional capital raise as per the terms of the agreement.

On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. As consideration for entering into this agreement, the Company granted the investment firm 3,333.33 shares of Series B Preferred shares (convertible into 2,500,000 common shares and $70,000 cash.

At July 31, 2004, the Company had an accumulated deficit of approximately $14,224,000, a working capital deficit of approximately $1,219,000 and incurred a net loss of approximately $3,539,000 for the three months then ended. The recoverability of a major portion of the recorded asset amounts shown in the consolidated balance sheet is dependent on the Company's ability to meet its financing requirements on an as needed basis. The Company has obtained additional financing and has completed an acquisition as mentioned above. In addition, the Company is seeking additional financing. However, the Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management intends to focus its efforts in the next twelve months on building the business of HDS which it believes will be possible as a result of the additional financing as described above. Management believes this will enable the Company to expand its current operations, develop new products and explore new markets and increase its current sales force to achieve theses objectives.

Item 3.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II- OTHER INFORMATION

Item 1. - Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 2. - Changes in Securities.
          Not applicable.

Item 3. - Defaults Upon Senior Securities.
          Not applicable.

Item 4. - Submission Of Matters To A Vote Of Security Holders.
          Not applicable.

Item 5. - Other Information.
          Not applicable.

Item 6. - Exhibits And Reports on Form 8-K.

   (A) Exhibits:

          3.1  Amendment  to  Certificate  of  Designations  Series A  Preferred
               Stock.

          3.2  Amendment  to  Certificate  of  Designations  Series B  Preferred
               Stock.

          10.1 Stock Purchase and Assumption Agreement dated as of May 13, 2004, as amended between Registrant and Nac Calabria Acquisition Corporation

          10.2 Accounts Receivable Transfer Agreement dated as of May 28, 2004 between Registrant and the NAC Entities.

          10.3 Employment Agreement between Registrant and Matthew Harriton dated as of May 19, 2004.

          10.4 Stock Option Agreement between Registrant and Matthew Harriton dated as of May 25, 2004.


          Exhibit 31 -- Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

          Exhibit 32 -- Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

   (B) Reports on Form 8-K:

     Current Reports on Form 8-K filed during the quarter ended July 31, 2004 and the subsequent interim period ended October 18, 2004 are as follows:

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

     -- Report on Form 8-K, filed with the SEC on October 6, 2004, announcing the change in registrant's certifying accountant under Item 4.01, announcing the unregistered sales of additional equity securities under Item 3.02 under a Securities Purchase Agreement with Ocean Drive Holdings, LLC for the issuance of 8% senior convertible promissory notes and warrants previously reported on August 27, 2004, and announcing the election of a new Director under Item 5.02.

                                   Signatures
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                              NESCO INDUSTRIES, INC.



                                          By: /s/ Matthew L. Harriton
                                              -----------------------
                                              Matthew L. Harriton
                                              President and Chief
                                              Executive Officer



Dated: October 18, 2004