Form 10QSB
period 2004-10-31
NESCO INDUSTRIES INC
filed 2004-12-17
CIK 1099609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For quarterly period ended October 31, 2004

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

                         305 Madison Avenue, Suite 4510
                               New York, New York
                    (Address of principal executive offices)

                                      10165
                                      -----
                                   (Zip Code)

                                 (212) 986-0886
                                  -------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes   X   No
                                                     ---
   Class                                   Outstanding at December 16, 2004
Common Stock                                        19,517,410

                             NESCO INDUSTRIES, INC.
                             ----------------------
                                   FORM 10-QSB
                                   -----------
                                QUARTERLY REPORT
                                ----------------
                    For the Six Months Ended October 31, 2004
                    -----------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                    Page to Page
                                                                    ------------

Part I - Financial Information

Item 1.  Consolidated Financial Statements:

Consolidated Balance sheet....................................        1-2

Consolidated Statements of operations.........................         3

Consolidated Statements of cash flows.........................        4-5

Notes to consolidated financial statements....................       6-12

Item 2. Management's discussion and analysis
of  financial condition and results
of operations................................................       13-17

Item 3.  Controls and Procedures.............................         18

Part II. - Other information.................................         19

Signatures...................................................         20

Exhibit 31

Exhibit 32

Item 1. Financial Statements

NESCO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------------------------------------------
                                                                                                    October 31,
                                                                                                       2004
                                                                                                    (unaudited)

--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
Cash                                                                                            $         513,738
Accounts receivable                                                                                        83,018
Inventories                                                                                                91,333
Prepaid expenses and other current assets                                                                 117,730
                                                                                                ------------------

Total current assets                                                                                      805,819
                                                                                                ------------------

Property and equipment, net of accumulated depreciation of $1,584,410                                     496,265
                                                                                                ------------------

Other assets
Purchased technology, net of accumulated amortization of $768,698                                          28,470
Deferred financing costs                                                                                  542,402
Stock issuance costs                                                                                      712,500
Investments                                                                                                 6,000
Other                                                                                                      16,491
                                                                                                ------------------

Total other assets                                                                                      1,305,863
                                                                                                ------------------

                                                                                                $       2,607,947
                                                                                                =================

LIABILITIES AND STOCKHOLDERS'  DEFICIT

Current liabilities
Interest payable, convertible debentures                                                        $          42,667
Customer deposits                                                                                         839,653
Accounts payable and accrued expenses                                                                     265,997
Due to affiliate                                                                                           74,710
                                                                                                ------------------

Total current liabilities                                                                               1,223,027
                                                                                                ------------------

Long-term liabilities
Note and interest payable                                                                                 621,339
Deferred sublease income                                                                                  140,400
Convertible debentures and interest payable, related party, net of debt discount of $870,818              625,039
Convertible debentures and interest payable, other, net of debt discount of $2,173,117                    878,310
Convertible debentures and interest payable, officers, net of debt discount of $66,821                    764,382
                                                                                                ------------------

Total long-term liabilities                                                                             3,029,470
                                                                                                ------------------



NESCO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET (CONTINUED)

--------------------------------------------------------------------------------------------------------------------
                                                                                                    October 31,
                                                                                                       2004
                                                                                                    (unaudited)

--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' deficit
Series A convertible preferred stock, $.001 par value, authorized
850,000 shares, 79,500  issued and outstanding                                                                 79
Series B convertible preferred stock, $.001 par value, authorized
150,000 shares, 113,118 issued and outstanding                                                                113
Common stock, $.001 par value, authorized 25,000,000 shares,
19,127,105  issued and outstanding                                                                         19,127
Additional paid-in-capital                                                                             14,046,854
Accumulated other comprehensive loss                                                                      (69,000)
Accumulated deficit                                                                                   (15,641,723)
                                                                                                ------------------

Total stockholders' deficit                                                                            (1,644,550)
                                                                                                ------------------

                                                                                                $       2,607,947
                                                                                                =================



NESCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
                                                              Six Months Ended October 31,         Three Months Ended October 31,
                                                              ----------------------------         ------------------------------
                                                                   2004              2004              2003               2003
                                                               (unaudited)       (unaudited)       (unaudited)        (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                   $       332,086     $      396,713   $       143,972    $        304,207

Cost of revenues                                                   421,413            447,328           210,947             244,801
                                                           -------------------------------------------------------------------------

Gross margin                                                       (89,327)           (50,615)          (66,975)             59,406
                                                           -------------------------------------------------------------------------

Operating expenses
General and administrative                                         656,509            343,598           424,606             188,253
Amortization and other expenses                                    107,435             58,289            76,325              29,139
                                                           -------------------------------------------------------------------------
                                                                         -
                                                                   763,944            401,887           500,931             217,392
                                                           -------------------------------------------------------------------------

Loss from operations                                              (853,271)          (452,502)         (567,906)           (157,986)
                                                           -------------------------------------------------------------------------

Other income (expenses)
Sublease income                                                     23,400                  -            11,700                   -
Amortization of debt discount                                     (900,743)          (158,526)         (636,075)            (96,053)
Non-cash stock compensation                                     (2,892,608)                 -                 -                   -
Interest expense                                                  (103,767)           (72,238)          (65,790)            (37,971)
Interest expense, related parties                                  (80,743)           (50,140)          (42,572)            (23,379)
Amortization of financing costs                                   (149,121)                 -          (116,816)                  -
                                                           -------------------------------------------------------------------------

                                                                (4,103,582)          (280,904)         (849,553)           (157,403)
                                                           -------------------------------------------------------------------------

Net loss                                                   $    (4,956,853)    $     (733,406)$      (1,417,459)   $       (315,389)
                                                           =========================================================================

Weighted average common shares outstanding
Basic and diluted                                              102,612,104         58,884,741       110,289,021          58,884,741
                                                           -------------------------------------------------------------------------

Loss per common share
Basic and diluted                                          $         (0.05)    $        (0.01)$           (0.01)   $          (0.01)
                                                           =========================================================================

NESCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------
                                                                                Six Months Ended October 31,
                                                                                ----------------------------
                                                                                  2004                  2003
                                                                              (unaudited)           (unaudited)
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                  $      (4,956,853)    $        (733,406)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Non-cash stock compensation                                                       2,892,608                     -
Depreciation and amortization                                                       139,664               171,474
Amortization of debt discount                                                       900,743               158,526
Amortization of financing costs                                                     149,121                     -
Gain on sale of equipment                                                                 -                  (950)
Changes in operating assets and liabilities:
Accounts receivable                                                                  (9,326)              (33,948)
Inventories                                                                          (2,995)              (62,623)
Prepaid expenses and other assets                                                   (59,711)               (4,247)
Other assets                                                                         (6,585)               (2,093)
Customer deposits                                                                    (8,000)              320,500
Accounts payable and accrued expenses                                              (190,485)              (25,262)
   Deferred sublease income                                                         (23,400)                    -
Due to affiliates                                                                  (153,968)               50,156
Interest payable                                                                     98,618               107,378
                                                                          ----------------------------------------

Net cash used in operating activities                                            (1,230,569)              (54,495)
                                                                          ----------------------------------------

Cash flows from investing activities
Net cash acquired from merger                                                       86,183                     -
Purchase of equipment                                                               (3,948)                    -
Proceeds from sale of equipment                                                          -                 2,000
                                                                          ----------------------------------------
Net cash provided by investing activities                                           82,235                 2,000
                                                                          ----------------------------------------

Cash flows from financing activities
Proceeds from issuance of convertible debentures, other                          2,008,620                     -
Proceeds from issuance of convertible debentures, related party                          -               198,000
Payments on notes payable                                                         (238,000)             (180,140)
Payments of stock issuance costs                                                   (87,500)                    -
Proceeds from loan from officer                                                          -                55,000
Payments on loan from officer                                                       (7,000)                    -
Payments to affiliate                                                              (14,876)              (50,138)
                                                                          ----------------------------------------

Net cash provided by financing activities                                        1,661,244                22,722
                                                                          ----------------------------------------

Net increase (decrease) in cash                                                    512,910               (29,773)
Cash
Beginning of period                                                                    828                44,854
                                                                          ----------------------------------------

End of period                                                             $         513,738     $          15,081
                                                                          ========================================
Supplemental disclosure of cash flow information,
 cash paid during the period for interest                                 $          86,748     $          18,227
                                                                          ========================================

NESCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------
                                                                               Six Months Ended October 31,
                                                                                2004                  2003
                                                                             (unaudited)           (unaudited)
--------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash investing and financing, activities:

Stock issued in connection with Equity Distribution Agreement             $         625,000     $          -
                                                                          =====================================


Fair value of warrants issued to brokers                                  $         405,143     $          -
                                                                          =====================================


Debt discount related to convertible debentures                           $       3,971,073     $          -
                                                                          =====================================

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

The accompanying interim consolidated financial statements and the accompanying notes included herein have been prepared by the Company without audit, in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and therefore do not include all information and notes normally provided in the annual financial statements and should be read in conjunction with the audited financial statements and the notes thereto of HDS and Nesco Industries, Inc. for the year ended April 30, 2004. Included in the Form 8-K/A of Nesco Industries, Inc., as filed on August 9, 2004 with the SEC, is HDS's audited financial statements for the year ended April 30, 2004. The Form 10-KSB of Nesco Industries, Inc., as filed on September 16, 2004 with the SEC, sets forth Nesco Industries, Inc.'s audited financial statements for the year ended April 30, 2004. These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for the six and three month periods ended October 31, 2004 and 2003. The results of of operations for the six month periods ended October 31, 2004 and 2003 are not necessarily indicative of the results for the full year.

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

NEWCO had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, because NEWCO did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which NEWCO is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of NEWCO common stock. On November 16, 2004 NEWCO filed an information statement with the Securities and Exchange Commission ("SEC"), and is currently awaiting any comments from the SEC. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

At the time of the transaction, HDS common shareholders exchanged 3,240,593 shares of stock for 38,887 shares of NEWCO Preferred B Stock, which will be converted into 29,165,250 shares of NEWCO common stock (a ratio of approximately 9 NEWCO shares for 1 share of HDS stock). The HDS preferred shareholders exchanged 295,853 shares of stock for 14,201 shares of NEWCO Preferred B Stock, which will be converted into 10,650,750 shares of NEWCO common stock (a ratio of approximately 36 NEWCO shares for 1 share of HDS stock). Approximately 94% of the common and 88% of the preferred shareholders have exchanged their shares as of October 31, 2004 which has resulted in approximately 51.1% of NEWCO's voting securities outstanding at the time of the exchange owned by HDS stockholders. The Company anticipates that the remaining shareholders will exchange their shares in the near future, which will result in 55.3% of NEWCO's voting securities outstanding at the time of the exchange being owned by HDS stockholders. Upon completion of this exchange, HDS common shareholders will exchange a total of 4,452,806 shares of stock for 53,434 shares of NEWCO Preferred B Stock, which will be converted into 40,075,167 shares of NEWCO common stock (a ratio of approximately 9 NEWCO shares for 1 share of HDS stock). The HDS preferred shareholders will exchange a total of 522,487 shares of stock for 25,079 shares of NEWCO Preferred B Stock which will be converted into 18,809,574 shares of NEWCO common stock (a ratio of approximately 36 NEWCO shares for 1 share of HDS stock). The HDS stockholders, upon completion of the exchange of shares, will receive an aggregate of 58,884,741 common shares or 55.3% of the total shares outstanding at the time of the exchange which aggregated 106,386,847 equivalent common shares on May 25, 2004.

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

Concurrent with the exchange, OLDCO Series A Preferred shareholders agreed to exchange 512,500 shares of stock for an aggregate of 20,500 shares of NEWCO Preferred B Stock, which will be converted into 15,375,000 shares of NEWCO common stock (a ratio of approximately 30 NEWCO common shares for 1 share of Series A preferred stock). As of October 31, 2004, 433,000 shares of Series A Preferred shares have been exchanged for 17,320 shares of Series B Preferred shares. The Company anticipates that the majority of the remaining Series A shareholders will exchange their shares in the near future.

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

In connection with the share exchange agreement, NEWCO also issued an aggregate of 6,500,000 common shares (with a fair value of $975,000) to an advisor, a limited liability corporation owned by an affiliate of an interim officer and consultant, for services rendered in connection with the exchange agreement. This advisor, under related contractual obligations, assigned an aggregate of 5,000,000 of these common shares to third parties. Approximately 2,900,000 of these shares were issued to the parties who agreed to cancel their special warrants of OLDCO. NEWCO also incurred additional costs related to the exchange approximating $48,000. Approximately $328,000 of these costs, the net amount of cash received from the OLDCO acquisition, were charged to equity, and the balance of $695,000 was recorded as a charge to operations in the quarter ended July 31, 2004.

Prior to the transaction, the OLDCO had 7,627,105 common shares outstanding. After giving effect to the transactions above and after such time that NEWCO increases the number of common shares it is authorized to issue, NEWCO will have approximately 106,387,000 shares outstanding as of the exchange date.

In addition to the exchange of shares, all outstanding options/warrants of HDS were exchanged for NEWCO options/warrants based on the same ratios as the stock exchange. This resulted in the issuance of approximately 25,137,000 options/warrants. These options/warrants are currently exercisable at prices that range between $.08 -$.39 and expire between one and eight years. Compensation expense approximating $1,794,000 was recorded on May 25, 2004 for the increase in the fair value of the vested HDS options/warrants as a result of the exchange.

The HDS debt holders were also granted, in consideration of an extension of term debt, a warrant to acquire one share of NEWCO Common Stock at an exercise price of $.15 for a term of five years for each dollar of HDS debt, for an aggregate of the issuance of 2,736,212 warrants. The total HDS term debt of $2,736,212 was also exchanged for NEWCO convertible debt and the holders may convert this debt to approximately 28,551,000 shares of NEWCO common stock. Approximately $156,000 of the total debt exchanged was attributed to the fair value of the warrants and $1,703,000 was attributed to the intrinsic value of the beneficial conversion feature. These amounts were recorded as equity components. The remaining balance of $877,000 was recorded as long-term debt. For the six months ended October 31, 2004 the amortization of debt discount approximated $505,000.

Prior to the transaction, OLDCO had approximately 4,212,500 options and warrants outstanding. After giving effect to the transactions above, NEWCO had approximately 31,483,000 options and warrants outstanding and debt convertible into approximately 28,551,000 common shares as a result of the exchange agreement.

The following supplemental pro forma information is presented to illustrate the effects of the acquisition of HDS on the historical operating results for the six and three months ended October 31, 2004 and 2003 as if the acquisition had occurred at the beginning of the respective period:

                                          Six Months Ended                  Three Months Ended
                                          ----------------                  ------------------
                                            October, 31                       October, 31
                                            -----------                       -----------
                                      2004              2003              2004             2003
                                      ----              ----              ----             ----
      Revenues                   $      332,086   $      396,713    $      143,972    $      304,207
      Net loss                   $   (5,051,311)  $   (4,431,462)   $   (1,417,459)   $     (689,837)
      Net loss per share         $        (0.05)  $        (0.04)   $        (0.01)   $        (0.01)

The above unaudited pro forma condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations that actually would have been realized had HDS and OLDCO been a combined company during the specified periods.

Included in the proforma information for the six months ended October 31, 2004 and 2003 net loss is a one-time charge for warrant revaluation of approximately $1,794,000.

Note 3.  Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

At October 31, 2004, the Company had an accumulated deficit of approximately $15,642,000, a working capital deficit of approximately $417,000 and incurred a net loss of approximately $4,957,000 for the six months then ended. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent on the Company's ability to obtain financing on an as needed basis. The Company has obtained additional financing as described in Note 4 and has completed an acquisition as described in Note 2. In addition, the Company has additional financing available as described in Note 5. However, the Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 4.  Long-Term Debt

HDS Debt Conversion

Concurrent with the May 25, 2004 Share Exchange, HDS liabilities consisting of convertible debentures due to a related party ($1,308,000), convertible debentures due to third parties ($625,000), an amount due to an officer ($258,000), and accrued payroll ($544,000) were exchanged for NEWCO convertible 8% debentures which mature, with interest, on December 31, 2005. Accrued interest as of October 31, 2004 related to these debentures was approximately $347,000.

Bridge Loans

In June 2004 the Company borrowed $100,000 under bridge loans bearing interest at 8%. The lenders were also granted warrants to acquire 666,667 common shares at $.15 per share. These loans were converted into convertible debentures in connection with the July 2004 investment banking agreement. The fair value of these warrants of approximately $40,000 was charged to debt discount in the quarter ended July 31, 2004.

Investment Banking Agreement

On July 1, 2004, the Company entered into an investment banking agreement with a third party for the sale of up to $3,000,000 principal amount of the Company's 8% senior convertible notes due December 1, 2005, with interest payable on December 1 and June 1 semi-annually, either in cash or common stock, and convertible into common stock at $.15 per share. Each note was issued with a five-year warrant to purchase shares of the Company's common stock at $.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. As a result of the agreement, which terminated on September 30, 2004, the Company received $2,295,000 in gross proceeds in connection with this agreement and issued warrants to purchase 15,300,000 shares. Under the terms of the private placement the Company has agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants. Approximately $1,108,000 of the proceeds as of October 31, 2004 was attributed to the fair value of the warrants and $1,004,000 to the intrinsic value of the beneficial conversion feature of the convertible debt. These amounts were recorded as equity components. The remaining balance of $183,000 was recorded as long-term debt. For the six months ended October 31, 2004 the amortization of debt discount was approximately $355,000. Interest expense for the six months ended October 31, 2004 was approximately $43,000.

Financing fees in connection with this agreement approximated $286,000 at October 31, 2004 which are being amortized over the term of the convertible notes. For the six months ended October 31, 2004, the amortization of financing costs approximated $52,000.

In connection with this agreement, the Company issued the broker warrants to acquire 5,052,600 shares of NEWCO common stock at an exercise price of $.15 per share. The fair value of the warrants ($405,000) will be charged to operations over the life of the underlying debt. For the six months ended October 31, 2004, approximately $96,000 was charged to operations as financing costs for these warrants.

Note 5.  Standby Equity Distribution Agreement

On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. The equity line can be drawn down upon a registration statement covering the shares being declared effective by the SEC. As of October 31, 2004, a registration statement has not been filed. As consideration for entering into this agreement, the Company granted the investment firm 3,333.33 shares of Series B Preferred shares (convertible into 2,500,000 common shares) and $70,000 cash. The fair value of the shares ($625,000) as well as $17,500 in fees associated with this agreement were recorded on the balance sheet as stock issuance costs in the quarter ended October 31, 2004.

Note 6.  Commitments and Contingencies

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

On December 3, 2004, this employment agreement was amended and restated. The amended and restated agreement provides for annual compensation of $200,000 effective January 1, 2005, with a 10% increase each year on December 31 during the term of the agreement. Bonuses are to be paid as determined by the Board of Directors. The agreement was also extended to December 31, 2009. All other terms remained the same as defined in the original agreement.

Consulting Agreements

On May 25, 2004, the Company entered into a two-year consulting agreement with an affiliate of an interim officer and consultant of OLDCO which provided for the issuance of 2,000,000 shares of common stock and a minimum monthly consulting fee of $7,500 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the 2,000,000 shares of common stock ($300,000) was charged to operations in the quarter ended July 31, 2004. As of October 31, 2004, the Company has prepaid approximately $60,000 in consulting fees associated with this agreement.

On May 25, 2004, the Company entered into a one-year advisory services agreement which provided for the issuance of 681,667 shares of common stock and a minimum monthly consulting fee of $6,250 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the shares ($102,250) was charged to operations in the quarter ended July 31, 2004. This expense is included in current liabilities as these shares have not been issued at October 31, 2004.

Litigation

Except for the claims against former subsidiaries of OLDCO, as mentioned in the OLDCO's April 30, 2004 10-KSB filing, the Company and its subsidiaries were not involved in any other material legal proceedings in the six months ended October 31, 2004.

Note 7.  Stockholders' Equity

Loss Per Share

Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss, diluted net loss per share was the same as basic net loss per share for the six months ended October 31, 2004 and 2003, since the effect of any potentially dilutive securities would be antidilutive.

The loss per common share includes the current outstanding common shares in the aggregate of 19,127,105 shares, 113,118 shares of Series B preferred shares which will be converted into 84,838,435 common shares, 79,500 shares of Series A preferred shares which will be converted into 2,385,000 common shares, and 4,536,307 common shares for the prior HDS common and preferred holders who have not yet exchanged their shares. In the aggregate, 110,886,847 total common shares were used to compute net loss per share. The Series A and Series B preferred shares will be automatically exchanged for common shares upon the filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue.

The loss per common shares does not include an aggregate of 56,152,304 warrants and options outstanding and 43,850,747 shares issuable under the terms of convertible debt. The effect of these securities would be antidilutive.

Stock Based Compensation

The Company has a stock-based employee compensation plan. The Company uses the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. The following table illustrates the effect on net loss and earnings per share for the six and three months ended October 31, 2004 and 2003 as if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation".

                                                     Six Months Ended                Three Months Ended
                                                    -----------------                ------------------
                                                        October, 31                       October, 31
                                                        -----------                       -----------
                                                   2004             2003             2004            2003
                                                   ----             -----            ----            ----
      Net loss, as reported                   $   (4,956,853)  $     (733,406)  $  (1,417,459)  $     (315,389)

      Add: Total stock-based employee
      compensation expense determined
      under fair value based method,
      net of related tax effects                     181,457                -          30,146                -
                                              ---------------- ---------------- --------------- ----------------

      Pro forma net loss                      $   (5,138,310)   $    (733,406)   $ (1,447,605)   $     (315,389)
                                              ================ ================ =============== ================

      Net loss as reported                    $        (0.05)   $       (0.01)   $      (0.01)   $        (0.01)
                                              ================ ================ =============== ================

      Pro-forma net loss per share            $        (0.05)   $       (0.01)   $      (0.01)   $        (0.01)
                                              ================ ================ =============== ================

Note 8.  Subsequent Events

Consulting Agreements

On November 1, 2004, the Company entered into a one-year advisory services agreement which provides for compensation of $10,000 per month, of which $1,800 shall by payable in cash and $8,200 shall be payable, at the Company's discretion, in cash or in common stock of the Company. The common stock payment shall be based each month on the closing bid price of the Company's common stock on the first day of the month for which payment is due. The consultant shall have customary piggyback registration rights with respect to any shares issued under this agreement

On November 15, 2004, the Company entered into a one-year consulting agreement for research and public relations services which provided for the issuance of 276,000 shares of restricted common stock and a one-time consulting fee of $500.

On December 14, 2004, the Company entered into two four-month consulting agreements for advisory services related to financial matters and marketing. Each agreement provides for the payment of a monthly fee of $7,800 and the issuance of a five-year warrant to purchase 40,000 shares of the common stock of the Company. The warrants vest at the rate of 10,000 shares per month.

Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Share Exchange  Agreement and Acquisition
-----------------------------------------

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

NEWCO had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, because NEWCO did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which NEWCO is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of NEWCO common stock. On November 16, 2004 NEWCO filed an information statement with the Securities and Exchange Commission ("SEC"), and is currently awaiting any comments from the SEC. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

At the time of the transaction, HDS common shareholders exchanged 3,240,593 shares of stock for 38,887 shares of NEWCO Preferred B Stock, which will be converted into 29,165,250 shares of NEWCO common stock (a ratio of approximately 9 NEWCO shares for 1 share of HDS stock). The HDS preferred shareholders exchanged 295,853 shares of stock for 14,201 shares of NEWCO Preferred B Stock, which will be converted into 10,650,750 shares of NEWCO common stock (a ratio of approximately 36 NEWCO shares for 1 share of HDS stock). Approximately 94% of the common and 88% of the preferred shareholders have exchanged their shares as of October 31, 2004 which has resulted in approximately 51.1% of NEWCO's voting securities outstanding at the time of the exchange owned by HDS stockholders. The Company anticipates that the remaining shareholders will exchange their shares in the near future, which will result in 55.3% of NEWCO's voting securities outstanding at the time of the exchange being owned by HDS stockholders. Upon completion of this exchange, HDS common shareholders will exchange a total of 4,452,806 shares of stock for 53,434 shares of NEWCO Preferred B Stock, which will be converted into 40,075,167 shares of NEWCO common stock (a ratio of approximately 9 NEWCO shares for 1 share of HDS stock). The HDS preferred shareholders will exchange a total of 522,487 shares of stock for 25,079 shares of NEWCO Preferred B Stock which will be converted into 18,809,574 shares of NEWCO common stock (a ratio of approximately 36 NEWCO shares for 1 share of HDS stock). The HDS stockholders, upon completion of the exchange of shares, will receive an aggregate of 58,884,741 common shares or 55.3% of the total shares outstanding at the time of the exchange which aggregated 106,386,847 equivalent common shares on May 25, 2004.

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

Concurrent with the exchange, OLDCO Series A Preferred shareholders agreed to exchange 512,500 shares of stock for an aggregate of 20,500 shares of NEWCO Preferred B Stock, which will be converted into 15,375,000 shares of NEWCO common stock (a ratio of approximately 30 NEWCO common shares for 1 share of Series A preferred stock). As of October 31, 2004, 433,000 shares of Series A Preferred shares have been exchanged for 17,320 shares of Series B Preferred shares. The Company anticipates that the majority of the remaining Series A shareholders will exchange their shares in the near future.

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

In connection with the share exchange agreement, NEWCO also issued an aggregate of 6,500,000 common shares (with a fair value of $975,000) to an advisor, a limited liability corporation owned by an affiliate of an interim officer and consultant, for services rendered in connection with the exchange agreement. This advisor, under related contractual obligations, assigned an aggregate of 5,000,000 of these common shares to third parties. Approximately 2,900,000 of these shares were issued to the parties who agreed to cancel their special warrants of OLDCO. NEWCO also incurred additional costs related to the exchange approximating $48,000. Approximately $328,000 of these costs, the net amount of cash received from the OLDCO acquisition, were charged to equity, and the balance of $695,000 was recorded as a charge to operations in the quarter ended July 31, 2004.

Prior to the transaction, the OLDCO had 7,627,105 common shares outstanding. After giving effect to the transactions above and after such time that NEWCO increases the number of common shares it is authorized to issue, NEWCO will have approximately 106,387,000 shares outstanding as of the exchange date.

In addition to the exchange of shares, all outstanding options/warrants of HDS were exchanged for NEWCO options/warrants based on the same ratios as the stock exchange. This resulted in the issuance of approximately 25,137,000 options/warrants. These options/warrants are currently exercisable at prices that range between $.08 -$.39 and expire between one and eight years. Compensation expense approximating $1,794,000 was recorded on May 25, 2004 for the increase in the fair value of the vested HDS options/warrants as a result of the exchange.

The HDS debt holders were also granted, in consideration of an extension of term debt, a warrant to acquire one share of NEWCO Common Stock at an exercise price of $.15 for a term of five years for each dollar of HDS debt, for an aggregate of the issuance of 2,736,212 warrants. The total HDS term debt of $2,736,212 was also exchanged for NEWCO convertible debt and the holders may convert this debt to approximately 28,551,000 shares of NEWCO common stock. Approximately $156,000 of the total debt exchanged was attributed to the fair value of the warrants and $1,703,000 was attributed to the intrinsic value of the beneficial conversion feature. These amounts were recorded as equity components. The remaining balance of $877,000 was recorded as long-term debt. For the six months ended October 31, 2004 the amortization of debt discount approximated $505,000.

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

Results of Operations

Revenues for the six months ended October 31, 2004 decreased from $397,000 for the six months ended October 31, 2003 to $332,000 in the current period. This decrease of $65,000 is due to the revenue derived primarily from two customers in the prior period which aggregated $212,000 that did not place any orders in the current period. This was offset by revenue of approximately $169,000 derived from a different customer developing a new product in the current period. Cost of revenues for the six months ended October 31, 2004 decreased by $26,000 from $447,000 to $421,000. Cost of revenues consists primarily of direct labor and other manufacturing fixed costs. The decrease relates to material costs which are attributable to the decreased revenue.

General and administrative expenses for the six months ended October 31, 2004 increased to $657,000 from $344,000 for the six months ended October 2003. This increase of $313,000 is primarily due to ongoing consulting fees and executive salaries from agreements entered into as a result of the merger of approximately $125,000 and increased professional fees as a result of increased reporting requirements and other services needed as a result of the merger of approximately $187,000.

The net loss for the six months ended October 31, 2004 increased to $4,957,000 from $733,000 for the six months ended October 2003. This increase of $4,224,000 includes a non-cash stock compensation charge of $2,893,000 which is attributable to a charge of $1,794,000 for the increase in the fair value of the HDS warrants which were exchanged for NEWCO warrants at the time of the merger and a charge of $1,099,000 for the issuance of shares issued to advisors and consultants in connection with the merger. The loss for the six months ended October 31, 2004 also includes a non-cash debt discount charge of $901,000, an increase of $742,000 from the six months ended October 31, 2003. This increase is primarily due to a charge of $505,000 for the fair value of additional warrants issued to the HDS debt holders for the extension of their term debt and for the intrinsic value of the beneficial conversion feature as related to the exchange of the HDS term debt for NEWCO convertible debt at the time of the merger and a charge of $355,000 for the intrinsic value of the beneficial conversion feature as related to the issuance of convertible debentures and warrants in connection with the investment banking agreement. The increase in the net loss also includes a charge of $149,000 in the current period for amortization of various financing costs. The rest of the increase is primarily attributable to the increase in general and administrative expenses and decrease in revenue as described above.

Revenues for the three months ended October 31, 2004 decreased from $304,000 for the three months ended October 31, 2003 to $144,000 in the current period. This decrease of $160,000 is due to the revenue derived primarily from two customers in the prior period which aggregated $187,000 that did not place any orders in the current period. Cost of revenues for the three months ended October 31, 2004 decreased by $34,000 from $245,000 to $211,000. Cost of revenues consists primarily of direct labor and other manufacturing fixed costs. The decrease relates to material costs which are attributable to the decreased revenue.

General and administrative expenses for the three months ended October 31, 2004 increased to $425,000 from $188,000 for the three months ended October 2003. This increase of $237,000 is primarily due to ongoing consulting fees and executive salaries from agreements entered into as a result of the merger of approximately $72,000 and increased professional fees as a result of increased reporting requirements and other services needed as a result of the merger of approximately $154,000.

The net loss for the three months ended October 31, 2004 increased to $1,417,000 from $315,000 for the three months ended October 2003. This increase of $1,102,000 includes a non-cash debt discount charge of $636,000, an increase of $540,000 from the three months ended October 31, 2003. This increase is primarily due to a charge of $292,000 for the fair value of additional warrants issued to the HDS debt holders for the extension of their term debt and for the intrinsic value of the beneficial conversion feature as related to the exchange of the HDS term debt for NEWCO convertible debt at the time of the merger and a charge of $344,000 for the intrinsic value of the beneficial conversion feature as related to the issuance of convertible debentures in connection with the investment banking agreement. The increase in the net loss also includes a charge of $117,000 in the current period for amortization of various financing costs. The rest of the increase is primarily attributable to the increase in general and administrative expenses and decrease in revenue as described above.


Liquidity, Capital Resources and Going Concern

The Company's cash at October 31, 2004 increased to $514,000 as compared to $15,000 in the prior fiscal period. This increase is primarily attributable to the additional net cash provided by the issuance of new convertible debentures in the current fiscal period

Net cash used in operating activities in the six months ended October 31, 2004 was $1,231,000 as compared with $54,000 in the prior fiscal period ended October 31, 2003. The net cash used by operations in the six months ended October 31, 2004 was used to fund current operations and pay down accounts payable and amounts due to affilitates. In the six months ended October 31, 2003, cash provided by customer deposits was used to fund the operations. Net cash provided by investing activities in the six months ended October 31, 2004 was $82,000 as compared with $2,000 in the six months ended October 31, 2003. The net cash provided by investing activities was due to the cash received from OLDCO at the closing of the share exchange, net of closing costs. OLDCO had previously advanced HDS $208,000 in the prior fiscal year. The net cash provided by financing activities in the six months ended October 31, 2004 was $1,661,000 as compared with $23,000 in the six months ended October 31, 2003. The net cash provided by financing activities was primarily provided by the issuance of convertible debentures.

On July 1, 2004, the Company entered into an investment banking agreement with a third party for the sale of up to $3,000,000 principal amount of the Company's 8% senior convertible notes due December 1, 2005, with interest payable on December 1 and June 1 semi-annually, either in cash or common stock, and convertible into common stock at $.15 per share. Each note was issued with a five-year warrant to purchase shares of the Company's common stock at $.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. As a result of the agreement, which terminated on September 30, 2004, the Company received $2,295,000 in gross proceeds in connection with this agreement and issued warrants to purchase 15,300,000 shares. Under the terms of the private placement the Company has agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants. Approximately $1,108,000 of the proceeds as of October 31, 2004 was attributed to the fair value of the warrants and $1,004,000 to the intrinsic value of the beneficial conversion feature of the convertible debt. These amounts were recorded as a equity components. The remaining balance of $183,000 was recorded as long-term debt. For the six months ended October 31, 2004 the amortization of debt discount was approximately $355,000. Interest expense for the six months ended October 31, 2004 was approximately $43,000.

Financing fees in connection with this agreement approximated $286,000 at October 31, 2004 which are being amortized over the term of the convertible notes. For the six months ended October 31, 2004, the amortization of financing costs approximated $52,000.

In connection with this agreement, the Company issued the broker warrants to acquire 5,052,600 shares of NEWCO common stock at an exercise price of $.15 per share. The fair value of the warrants ($405,000) will be charged to operations over the life of the underlying debt. For the six months ended October 31, 2004, approximately $96,000 was charged to operations as financing costs for these warrants.

On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. The equity line can be drawn down upon a registration statement covering the shares being declared effective by the SEC. As of October 31, 2004, a registration statement has not been filed. As consideration for entering into this agreement, the Company granted the investment firm 3,333.33 shares of Series B Preferred shares (convertible into 2,500,000 common shares) and $70,000 cash. The fair value of the shares ($625,000) as well as $17,500 in fees associated with this agreement were recorded on the balance sheet as stock issuance costs in the quarter ended October 31, 2004.

At October 31, 2004, the Company had an accumulated deficit of approximately $15,642,000, a working capital deficit of approximately $417,000 and incurred a net loss of approximately $4,957,000 for the six months then ended. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent on the Company's ability to obtain financing on an as needed basis. The Company has obtained additional financing and has completed an acquisition as mentioned above. In addition, the Company has additional financing available as described above upon completion of the filing of a registration statement with the SEC. However, the Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Item 3. - Defaults Upon Senior Securities.
   Not applicable.

Item 4. - Submission Of Matters To A Vote Of Security Holders.
   Not applicable.

Item 5. - Other Information.
   Not applicable.

Item 6. - Exhibits And Reports on Form 8-K.

     (A) Exhibits:

          Exhibit 31 Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

          Exhibit 32 - Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

     (B) Reports on Form 8-K:

     Current Reports on Form 8-K filed during the quarter ended October 31, 2004 and the subsequent interim period ended December 16, 2004 are as follows:

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

     -- Report on Form 8-K/A, filed with the SEC on October 20, 2004 to amend the Report 8-K filed with the SEC on October 6, 2004 to amend and restate Item 4.01, change in registrant's certifying accountant.

     -- Report on Form 8-K filed with the SEC on December 10, 2004 announcing the election of five (5) new members to the Board of Directors under
          Item 5.02.

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



Dated: December 16, 2004