Form 10QSB
period 2005-01-31
NESCO INDUSTRIES INC
filed 2005-03-22
CIK 1099609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For quarterly period ended January 31, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                       Commission File Number: 000-28307

                             NESCO INDUSTRIES, INC.
                           -------------------------
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

   Class                                     Outstanding at March 18, 2004
 ---------------------------------------------------------------------------
Common Stock                                            19,517,410

                             NESCO INDUSTRIES, INC.
                             ----------------------
                                  FORM 10-QSB
                                  -----------
                                QUARTERLY REPORT
                                ----------------
                   For the Nine Months Ended January 31, 2005
                   ------------------------------------------

                               TABLE OF CONTENTS
                               -----------------



Part I - Financial Information

Item 1.  Consolidated Financial Statements:

Consolidated Balance sheet....................................         1-2

Consolidated Statements of operations.........................           3

Consolidated Statements of cash flows.........................         4-5

Notes to consolidated financial statements....................        6-13

Item 2. Management's discussion and analysis
of  financial condition and results
of operations................................................        14-18

Item 3.  Controls and Procedures.............................           19

Part II. - Other information.................................           20

Signatures...................................................           21

Exhibit 31

Exhibit 32

Item 1. Financial Statements

NESCO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------------------------
                                                                                                               January 31,
                                                                                                                  2005
                                                                                                              (unaudited)
------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets
 Cash                                                                                                     $         124,457
 Accounts receivable                                                                                                 91,659
 Inventories                                                                                                         98,415
 Prepaid expenses and other current assets                                                                           84,593
                                                                                                          ------------------

        Total current assets                                                                                        399,124
                                                                                                          ------------------

Property and equipment, net of accumulated depreciation of $1,626,115                                               459,067
                                                                                                          ------------------

Other assets
 Deferred financing costs                                                                                           416,072
 Stock issuance costs                                                                                               712,500
 Investments                                                                                                          6,000
 Other                                                                                                               16,455
                                                                                                          ------------------

        Total other assets                                                                                        1,151,027
                                                                                                          ------------------

                                                                                                          $       2,009,218
                                                                                                          ==================

LIABILITIES AND STOCKHOLDERS'  DEFICIT

 Current liabilities
 Note and interest payable                                                                                $         632,687
 Convertible debentures and interest payable, related party, net of debt discount of $682,754                       839,479
 Convertible debentures and interest payable, other, net of debt discount of $1,674,026                           1,421,623
 Convertible debentures and interest payable, officers, net of debt discount of $52,390                             795,009
 Customer deposits                                                                                                  839,653
 Accounts payable and accrued expenses                                                                              159,383
 Stock to be issued                                                                                                 163,320
 Due to affiliate                                                                                                    31,097
                                                                                                          ------------------

        Total current liabilities                                                                                 4,882,251
                                                                                                          ------------------

Long-term liabilities
 Deferred sublease income                                                                                           128,700
                                                                                                          ------------------

        Total long-term liabilities                                                                                 128,700
                                                                                                          ------------------





NESCO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET (CONTINUED)


------------------------------------------------------------------------------------------------------------------------------
                                                                                                             January 31,
                                                                                                                2005
                                                                                                             (unaudited)
------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' deficit
 Series A convertible preferred stock, $.001 par value, authorized
  850,000 shares, 67,000  issued and outstanding                                                                         67
 Series B convertible preferred stock, $.001 par value, authorized
  150,000 shares, 116,687 issued and outstanding                                                                        117
 Common stock, $.001 par value, authorized 25,000,000 shares,
  19,517,410  issued and outstanding                                                                                 19,517
 Additional paid-in-capital                                                                                      14,223,465
 Accumulated other comprehensive loss                                                                               (69,000)
 Accumulated deficit                                                                                            (17,175,899)
                                                                                                          ------------------


        Total stockholders' deficit                                                                              (3,001,733)
                                                                                                          ------------------

                                                                                                          $       2,009,218
                                                                                                          ==================


NESCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
                                                              Nine Months Ended January 31,         Three Months Ended January 31,
                                                              -----------------------------         ------------------------------
                                                                 2005                2004               2005              2004
                                                             (unaudited)         (unaudited)         (unaudited)       (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

Revenues                                                   $       516,318     $      511,990 $         184,232    $        115,277

Cost of revenues                                                   652,587            693,408           231,174             246,080
                                                           -------------------------------------------------------------------------

Gross margin                                                      (136,269)          (181,418)          (46,942)           (130,803)
                                                           -------------------------------------------------------------------------

Operating expenses
 General and administrative                                      1,005,442            526,177           348,933             182,579
 Amortization and other expenses                                   136,120             86,759            28,685              28,470
                                                           -------------------------------------------------------------------------
                                                                         -
                                                                 1,141,562            612,936           377,618             211,049
                                                           -------------------------------------------------------------------------

Loss from operations                                            (1,277,831)          (794,354)         (424,560)           (341,852)
                                                           -------------------------------------------------------------------------

Other income (expenses)
 Sublease income                                                    35,100                  -            11,700                   -
 Amortization of debt discount                                  (1,602,329)          (158,526)         (701,586)                  -
 Non-cash stock compensation                                    (2,980,328)                 -           (87,720)                  -
 Interest expense                                                 (175,076)          (130,046)          (71,309)            (57,808)
 Interest expense, related parties                                (123,314)           (78,224)          (42,571)            (28,084)
 Amortization of financing costs                                  (275,451)                            (126,330)
 Liquidated damages - stock                                        (91,800)                 -           (91,800)                  -
                                                           -------------------------------------------------------------------------

                                                                (5,213,198)          (366,796)       (1,109,616)            (85,892)
                                                           -------------------------------------------------------------------------

Net loss                                                   $    (6,491,029)    $   (1,161,150)$      (1,534,176)   $       (427,744)
                                                           =========================================================================

Weighted average common shares outstanding
 Basic and diluted                                             105,370,352         58,884,741       111,342,524          58,884,741
                                                           -------------------------------------------------------------------------

Loss per common share
 Basic and diluted                                         $         (0.06)    $        (0.02)$           (0.01)   $          (0.01)
                                                           =========================================================================

NESCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------
                                                                                         Nine Months Ended January 31,
                                                                                         -----------------------------
                                                                                          2005                  2004
                                                                                       (unaudited)           (unaudited)

------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                            $      (6,491,029)    $      (1,161,150)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Non-cash stock compensation                                                                 2,980,328                     -
Depreciation and amortization                                                                 209,839               257,201
Amortization of debt discount                                                               1,602,329               158,526
Amortization of financing costs                                                               275,451                     -
Liquidating damages - stock                                                                    91,800                     -
Gain on sale of equipment                                                                           -                  (950)
Changes in operating assets and liabilities:
 Accounts receivable                                                                          (17,967)               40,591
 Inventories                                                                                  (10,077)              (29,192)
 Prepaid expenses and other assets                                                            (26,574)                3,346
 Other assets                                                                                  (6,549)               (1,528)
 Customer deposits                                                                             (8,000)              322,500
 Accounts payable and accrued expenses                                                       (194,849)               (7,447)
 Deferred sublease income                                                                     (35,100)                    -
 Due to affiliates                                                                           (197,581)               86,550
 Interest payable                                                                             212,636               193,270
                                                                                    ----------------------------------------
Net cash used in operating activities                                                      (1,615,343)             (138,283)
                                                                                    ----------------------------------------
Cash flows from investing activities
 Net cash acquired from merger                                                                 86,183                     -
 Purchase of equipment                                                                         (8,455)                    -
 Proceeds from sale of equipment                                                                    -                 2,000
                                                                                    ----------------------------------------
Net cash provided by investing activities                                                      77,728                 2,000
                                                                                    ----------------------------------------

Cash flows from financing activities
 Proceeds from issuance of convertible debentures, other                                    2,008,620                     -
 Proceeds from issuance of convertible debentures, related party                                    -               198,000
 Proceeds from bridge loan, merger candidate                                                        -                75,000
 Payments on notes payable                                                                   (238,000)             (180,140)
 Payments of stock issuance costs                                                             (87,500)                    -
 Proceeds from loan from officer                                                                    -                65,000
 Payments on loan from officer                                                                 (7,000)                    -
 Payments to affiliate                                                                        (14,876)              (49,524)
                                                                                    ----------------------------------------

Net cash provided by financing activities                                                   1,661,244               108,336
                                                                                    ----------------------------------------

Net increase (decrease) in cash                                                               123,629               (27,947)
Cash
 Beginning of period                                                                              828                44,854
                                                                                    ----------------------------------------
 End of period                                                                      $         124,457     $          16,907
                                                                                    =======================================
Supplemental disclosure of cash flow information,
 cash paid during the period for interest                                           $          88,436     $          18,227
                                                                                    =======================================


                                        4









NESCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------
                                                                                          2005                  2004
                                                                                       (unaudited)           (unaudited)
------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of non-cash investing and financing, activities:

Stock issued in connection with Equity Distribution Agreement                       $         625,000     $               -
                                                                                    ==========================================


Fair value of warrants issued to brokers                                            $         405,143     $               -
                                                                                    ==========================================

Debt discount related to convertible debentures                                     $       3,971,073     $               -
                                                                                    ==========================================

Stock issued for interest payment on convertible debentures                         $          58,543     $               -
                                                                                    ==========================================

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

On April 29, 2004, OLDCO entered into a share exchange agreement with Hydrogel Design Systems, Inc. ("HDS"), a Delaware privately held corporation, whereby HDS became a majority-owned subsidiary of OLDCO and the holders of HDS common stock and debt acquired a majority interest of OLDCO. This exchange (the "Share Exchange") was completed on May 25, 2004. The accounting for the transaction, commonly called a reverse acquisition, resulted in a recapitalization of HDS, which was treated as the accounting acquirer. The acquired assets and assumed liabilities of OLDCO were carried forward at their historical values which approximates fair value (with the exception of deferred liabilities for which there was no legal continuing obligation, which were not recorded). HDS's historical financial statements were carried forward as those of the combined entity (hereinafter referred to as "NEWCO" or the "Company"). HDS is engaged in the manufacture, marketing, selling and distribution of aqueous polymer-based radiation ionized gels ("gels" or "hydrogels") used in various medical and cosmetic consumer products.

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

The accompanying interim consolidated financial statements and the accompanying notes included herein have been prepared by the Company without audit, in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and therefore do not include all information and notes normally provided in the annual financial statements and should be read in conjunction with the audited financial statements and the notes thereto of HDS and Nesco Industries, Inc. for the year ended April 30, 2004. Included in the Form 8-K/A of Nesco Industries, Inc., as filed on August 9, 2004 with the SEC, is HDS's audited financial statements for the year ended April 30, 2004. The Form 10-KSB of Nesco Industries, Inc., as filed on September 16, 2004 with the SEC, sets forth Nesco Industries, Inc.'s audited financial statements for the year ended April 30, 2004. These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for the nine and three month periods ended January 31, 2005 and 2004. The results of of operations for the nine month periods ended January 31, 2005 and 2004 are not necessarily indicative of the results for the full year.

Principles of Consolidation

The accompanying  financial  statements  include the accounts of the Company and
its  wholly-owned   subsidiaries  on  a  consolidated   basis.  All  significant
intercompany accounts and transactions have been eliminated.

Revenue Recognition

Revenues are generally recognized as product is shipped to a customer. In cases where a customer requests a development project for a gel or a gel to be used as a component of a new product, the Company will recognize revenue at the time the project is completed.

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

Note 2.  Acquisition

On May 25, 2004, HDS consummated the Share Exchange with OLDCO whereby HDS became a majority-owned subsidiary of OLDCO, and the holders of HDS common stock and debt acquired a majority interest of NEWCO. Because the former HDS stockholders own a majority of the voting stock of NEWCO (common stock and Series B preferred stock convertible into common stock), HDS is considered for accounting purposes to be the acquirer in the transaction. The accounting for the transaction, commonly called a reverse acquisition, resulted in a recapitalization of HDS.

NEWCO had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, because NEWCO did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which NEWCO is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of NEWCO common stock. On November 16, 2004 NEWCO filed a preliminary information statement with the Securities and Exchange Commission ("SEC"). On December 16, 2004, the SEC responded with comments pertaining to the preliminary information statement. On February 25, 2005, the Company responded to these comments and is currently in the process of responding to further comments subsequently received from the SEC so that the information statement can be completed. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

At the time of the transaction, HDS common shareholders exchanged 3,240,593 shares of stock for 38,887 shares of NEWCO Preferred B Stock, which will be converted into 29,165,250 shares of NEWCO common stock (a ratio of approximately 9 NEWCO shares for 1 share of HDS stock). The HDS preferred shareholders exchanged 295,853 shares of stock for 14,201 shares of NEWCO Preferred B Stock, which will be converted into 10,650,750 shares of NEWCO common stock (a ratio of approximately 36 NEWCO shares for 1 share of HDS stock). Approximately 97% of the common and 90% of the preferred shareholders have exchanged their shares as of January 31, 2005 which has resulted in approximately 54.1% of NEWCO's voting securities outstanding at the time of the exchange owned by HDS stockholders. The Company anticipates that the remaining shareholders will exchange their shares in the near future, which will result in 55.3% of NEWCO's voting securities outstanding at the time of the exchange being owned by HDS stockholders. Upon completion of this exchange, HDS common shareholders will exchange a total of 4,452,806 shares of stock for 53,434 shares of NEWCO Preferred B Stock, which will be converted into 40,075,167 shares of NEWCO common stock (a ratio of approximately 9 NEWCO shares for 1 share of HDS stock). The HDS preferred shareholders will exchange a total of 522,487 shares of stock for 25,079 shares of NEWCO Preferred B Stock which will be converted into 18,809,574 shares of NEWCO common stock (a ratio of approximately 36 NEWCO shares for 1 share of HDS stock). The HDS stockholders, upon completion of the exchange of shares, will receive an aggregate of 58,884,741 common shares or 55.3% of the total shares outstanding at the time of the exchange which aggregated 106,386,847 equivalent common shares on May 25, 2004.

In addition, OLDCO was required to convert its outstanding shareholder debt to equity. On May 11, 2004, prior to the date of the closing, the holders of this debt in the aggregate principal amount of $952,501 agreed to exchange the debt for an aggregate of 20,000 shares of OLDCO's Series B Preferred Stock, which is convertible into 15,000,000 shares of NEWCO's common stock. OLDCO was also required to obtain the consent to cancel an aggregate of 602,500 special warrants prior to the closing. Certain holders of these special warrants were granted shares of NEWCO common stock in the exchange as part of the common advisor shares issued. OLDCO's Series A Preferred shareholders also agreed, that upon completion of the exchange agreement, they would convert their shares to NEWCO's common stock and that NEWCO would have no further obligations with respect to these preferred shares including payment of any prior preferred share dividends. In addition, OLDCO was required to have net cash of approximately $350,000 at the closing of the transaction as part of the terms of the agreement. OLDCO provided approximately $208,500 as a bridge loan to HDS prior to April 30, 2004. This bridge loan was applied to the net cash obligation of OLDCO, which was satisfied at the closing.

Concurrent with the exchange, OLDCO Series A Preferred shareholders agreed to exchange 512,500 shares of stock for an aggregate of 20,500 shares of NEWCO Preferred B Stock, which will be converted into 15,375,000 shares of NEWCO common stock (a ratio of approximately 30 NEWCO common shares for 1 share of Series A preferred stock). As of January 31, 2005, 445,500 shares of Series A Preferred shares have been exchanged for 17,820 shares of Series B Preferred shares. The Company anticipates that the majority of the remaining Series A shareholders will exchange their shares in the near future.

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

Prior to the transaction, OLDCO had 7,627,105 common shares outstanding. After giving effect to the transactions above and after such time that NEWCO increases the number of common shares it is authorized to issue, NEWCO will have approximately 106,387,000 shares outstanding as of the exchange date.

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

The HDS debt holders were also granted, in consideration of an extension of term debt, a warrant to acquire one share of NEWCO Common Stock at an exercise price of $.15 for a term of five years for each dollar of HDS debt, for an aggregate of the issuance of 2,736,212 warrants. The total HDS term debt of $2,736,212 was also exchanged for NEWCO convertible debt and the holders may convert this debt to approximately 28,551,000 shares of NEWCO common stock. Approximately $156,000 of the total debt exchanged was attributed to the fair value of the warrants and $1,703,000 was attributed to the intrinsic value of the beneficial conversion feature. These amounts were recorded as equity components. The remaining balance of $877,000 was recorded as long-term debt. For the nine months ended January 31, 2005 the amortization of debt discount approximated $798,000.

Prior to the transaction, OLDCO had approximately 4,212,500 options and warrants outstanding. After giving effect to the transactions above, NEWCO had approximately 31,483,000 options and warrants outstanding and debt convertible into approximately 28,551,000 common shares as a result of the exchange agreement.

The following supplemental pro forma information is presented to illustrate the effects of the acquisition of HDS on the historical operating results for the nine and three months ended January 31, 2005 and 2004 as if the acquisition had occurred at the beginning of the respective period:

                                                 Nine Months Ended                 Three Months Ended
                                                 -----------------                 ------------------
                                                    January, 31                       January, 31
                                                    -----------                       -----------
                                              2005              2004              2005             2004
                                              ----              ----              ----             ----
              Revenues                   $      516,318   $      511,990    $      184,232    $      115,277
              Net loss                   $   (6,585,487)  $   (6,599,984)   $   (1,534,176)   $   (2,161,814)
              Net loss per  share        $        (0.06)  $        (0.06)   $        (0.01)   $        (0.02)

The above unaudited pro forma condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations that actually would have been realized had HDS and OLDCO been a combined company during the specified periods.

Included in the proforma information for the nine months ended January 31, 2005 and 2004 net loss is a one-time charge for warrant revaluation of approximately $1,794,000.

Note 3.  Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

At January 31, 2005, the Company had an accumulated deficit of approximately $17,176,000, a working capital deficit of approximately $4,483,000 and incurred a net loss of approximately $6,491,000 for the nine months then ended. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent on the Company's ability to obtain financing on an as needed basis. The Company has obtained additional financing as described in Note 4 and has completed an acquisition as described in Note 2. In addition, the Company has additional financing available as described in Note 5. However, the Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management intends to focus its efforts in the next twelve months on building the business of HDS which it believes will be possible as a result of the additional financing as described above. Management believes this will enable the Company to expand its current operations, develop new products and explore new markets and increase its current sales force to achieve theses objectives.

Note 4.  Current Debt

HDS Debt Conversion

Concurrent with the May 25, 2004 Share Exchange, HDS liabilities aggregating approximately $2,736,000 consisting of convertible debentures due to a related party ($1,308,000), convertible debentures due to third parties ($625,000), an amount due to an officer ($259,000), and accrued payroll ($544,000) were exchanged for NEWCO convertible 8% debentures which mature, with interest, on December 31, 2005 (See Note 2). Accrued interest, which is included in current interest payable, as of January 31, 2005 related to these debentures was approximately $402,000. Interest expense for the nine months ended January 31, 2005 related to these debentures approximated $161,000.

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

Investment Banking Agreement

On July 1, 2004, the Company entered into an investment banking agreement with a third party for the sale of up to $3,000,000 principal amount of the Company's 8% senior convertible notes due December 1, 2005, with interest payable on December 1 and June 1 semi-annually, either in cash or common stock, and convertible into common stock at $.15 per share. Each note was issued with a five-year warrant to purchase shares of the Company's common stock at $.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. As a result of the agreement, which terminated on September 30, 2004, the Company received $2,295,000 in gross proceeds in connection with this agreement and issued warrants to purchase 15,300,000 shares. Under the terms of the private placement the Company has agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants. Approximately $1,108,000 of the proceeds was attributed to the fair value of the warrants and $1,004,000 to the intrinsic value of the beneficial conversion feature of the convertible debt. These amounts were recorded as equity components. The remaining balance of $183,000 was recorded as long-term debt. For the nine months ended January 31, 2005 the amortization of debt discount was approximately $764,000. Interest expense for the nine months ended January 31, 2005 was approximately $90,000, of which approximately $32,000 is included in interest payable at January 31, 2005. On December 1, 2005, the Company issued 390,305 shares of common stock as payment for the interest due in the aggregate of approximately $59,000.

Financing fees in connection with this agreement approximated $286,000 which are being amortized over the term of the convertible notes. For the nine months ended January 31, 2005, the amortization of financing costs approximated $107,000.

In connection with this agreement, the Company issued the broker warrants to acquire 5,052,600 shares of NEWCO common stock at an exercise price of $.15 per share. The fair value of the warrants ($405,000) will be charged to operations over the life of the underlying debt. For the nine months ended January 31, 2005, approximately $168,000 was charged to operations as financing costs for these warrants.

In connection with this agreement, under the terms of a related registration rights agreement, the Company was required to file a registration statement to effectively register the common stock issuable upon the conversion of the notes and exercise of the warrants no later than 60 days after the termination of the offering. As the Company did not file the required registration statement until January 27, 2005, liquidated damages in the amount of 2% per month of the aggregate purchase price were required to be paid in cash under the terms of the agreement. The holders of the notes agreed to accept this payment in the aggregate of $91,800 in common stock of the Company. The fair value of the shares due ($91,800) has been charged to operations and this expense is included in current liabilities as these shares have not been issued at January 31, 2005.

Note 5.  Standby Equity Distribution Agreement

On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. The equity line can be drawn down upon a registration statement covering the shares being declared effective by the SEC. On November 16, 2004 the Company filed a preliminary information statement with the Securities and Exchange Commission ("SEC") to allow the Company to increase the number of common shares it is authorized to issue. This must be completed before the Company can have a registration statement declared effective by the SEC. On December 16, 2004, the SEC responded with comments pertaining to the preliminary information statement. On February 25, 2005, the Company responded to these comments and is currently in the process of responding to further comments subsequently received from the SEC so that the information statement can be completed. On January 27, 2005, a preliminary registration statement was filed. On March 1, 2005, the SEC responded with comments pertaining to the preliminary registration statement. The Company is in the process of responding to these comments. The registration statement will be effective at such time that the SEC completes its review of the Company's responses to the comments in regard to both the preliminary information statement and the preliminary registration statement and the Company is able to complete the information statement. Upon completion of this process, the Company will file the Certificate of Amendment to increase the number of common shares it is authorized to issue. As consideration for entering into this agreement, the Company granted the investment firm 3,266.66 shares of Series B Preferred shares (convertible into 2,450,000 common shares) and $70,000 cash consulting fee. In addition, the Company granted the placement agent 66.66 shares of Series B Preferred shares (convertible into 50,000 common shares). The fair value of the shares ($625,000) as well as $17,500 in fees and the $70,000 cash consulting fee associated with this agreement were recorded on the balance sheet as stock issuance costs in the quarter ended October 31, 2004.

Note 6.  Commitments and Contingencies

Employment Agreement

On May 19, 2004, the Company entered into a three-year employment agreement with an officer. The agreement provides for annual compensation of $120,000 with a 10% increase each year on December 31 during the term of the agreement and bonuses based on the Company's annual operating profit as defined in the agreement. In addition, the officer was granted nonqualified options, effective the date of the closing of the Share Exchange, to purchase 5,000,000 shares of common stock for a period of 5 years. The option is immediately exercisable for the purchase of 2,000,000 shares and exercisable as to an additional 1,000,000 shares commencing on each of the first, second, and third anniversaries of the closing date, respectively, provided that optionee remains an employee of the Company. The options are exercisable at the "Applicable Trading Price" in the Share Exchange which is the lesser of (i) the average closing bid price per share of the Company's common stock for 30 consecutive trading days prior to the closing date or (ii) the average closing bid price per share of the Company's common stock for 30 consecutive trading days commencing on the 31st day following the effective date of the reverse split as defined in the share exchange agreement; provided however, the exercise price shall be the price determined under (i) at any time prior to the reverse split. The average bid closing price for the 30 consecutive trading days prior to the closing was $.15.

On November 22, 2004, this employment agreement was amended and restated. The amended and restated agreement provides for annual compensation of $200,000 effective January 1, 2005, with a 10% increase each year on December 31 during the term of the agreement. Bonuses are to be paid as determined by the Board of Directors. The agreement was also extended to December 31, 2009. All other terms remained the same as defined in the original agreement.

Consulting Agreements

On May 25, 2004, the Company entered into a two-year consulting agreement with an affiliate of an interim officer and consultant of OLDCO which provided for the issuance of 2,000,000 shares of common stock and a minimum monthly consulting fee of $7,500 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the 2,000,000 shares of common stock ($300,000) was charged to operations in the quarter ended July 31, 2004. As of January 31, 2005, the Company has prepaid approximately $45,000 in consulting fees associated with this agreement.

On May 25, 2004, the Company entered into a one-year advisory services agreement which provided for the issuance of 681,667 shares of common stock and a minimum monthly consulting fee of $6,250 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the shares ($102,250) was charged to operations in the quarter ended July 31, 2004. On December 17, 2004, the Company terminated the agreement which was cancelable by either party after six months. On January 5, 2005, the Company issued an aggregate of 908.89 shares of Series B Preferred shares (convertible into 681,667 common shares) as per the agreement.

On November 1, 2004, the Company entered into a one-year advisory services agreement which provides for compensation of $10,000 per month, of which $1,800 shall by payable in cash and $8,200 shall be payable, at the Company's discretion, in cash or in common stock of the Company. The common stock payment shall be based each month on the closing bid price of the Company's common stock on the first day of the month for which payment is due. The consultant shall have customary piggyback registration rights with respect to any shares issued under this agreement As of January 31, 2005, the Company has paid the monthly minimum compensation of $1,800. The fair value of the shares due under the agreement ($24,600) has been charged to operations and this expense is included in current liabilities as these shares have not been issued at January 31, 2005.

On November 15, 2004, the Company entered into a one-year consulting agreement for research and public relations services which provided for the issuance of 276,000 shares of restricted common stock and a one-time consulting fee of $500. The fair value of the shares due under the agreement ($46,920) has been charged to operations and this expense is included in current liabilities as these shares have not been issued at January 31, 2005.

On December 14, 2004, the Company entered into two four-month consulting agreements for advisory services related to financial matters and marketing. Each agreement provides for the payment of a monthly fee of $7,800 and the issuance of a five-year warrant to purchase 40,000 shares of the common stock of the Company exercisable at the closing price on the date of the agreement ($.15). The warrants vest at the rate of 10,000 shares per month. The fair value of the warrants vested as of January 31, 2005 ($6,000) were charged to operations in the current fiscal quarter.

On December 20, 2004, the Company entered into a one-year advisory services agreement which provides for compensation in the form of a five year warrant to purchase 204,000 shares of the common stock of the Company at an exercise price of $.15. The warrants vest at the rate of 1/3 immediately, 1/3 on the six month anniversary of the agreement and 1/3 one year from the agreement date. The fair value of the warrants vested as of January 31, 2005 ($10,200) were charged to operations in the current fiscal quarter.

Litigation

Except for the claims against former subsidiaries of OLDCO, as described in the OLDCO's April 30, 2004 10-KSB filing, the Company and its subsidiaries were not involved in any other material legal proceedings in the nine months ended January 31, 2005.

Note 7.  Stockholders' Equity

Loss Per Share

Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss, diluted net loss per share was the same as basic net loss per share for the nine months ended January 31, 2005 and 2004, since the effect of any potentially dilutive securities would be antidilutive.

The loss per common share includes the current outstanding common shares in the aggregate of 19,517,410 shares, 116,687 shares of Series B preferred shares which will be converted into 87,515,132 common shares, 67,000 shares of Series A preferred shares which will be converted into 2,010,000 common shares, and 2,916,308 common shares for the prior HDS common and preferred holders who have not yet exchanged their shares. In the aggregate, 111,958,850 total common shares were used to compute net loss per share. The Series A and Series B preferred shares will be automatically exchanged for common shares upon the filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue.

The loss per common shares does not include an aggregate of 56,436,304 warrants and options outstanding and 43,850,747 shares issuable under the terms of convertible debt. The effect of these securities would be antidilutive.


Stock Based Compensation

The Company has a stock-based employee compensation plan. The Company uses the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. The following table illustrates the effect on net loss and earnings per share for the nine and three months ended January 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation".

                                                    Nine Months Ended                Three Months Ended
                                                    -----------------                ------------------
                                                       January, 31                       January, 31
                                                       -----------                       -----------
                                                  2005             2004             2005            2004
                                                  ----             ----             ----            ----

     Net loss, as reported                   $   (6,491,029)  $   (1,161,150)  $   (1,534,176) $      (427,744)

     Add: Total stock-based employee
     compensation expense determined
     under fair value based method,
     net of related tax effects                     211,603              -             30,146              -
                                             ---------------- ---------------- --------------- ----------------

     Pro forma net loss                      $  (6,702,632)   $   (1,161,150)   $  (1,564,322) $      (427,744)
                                             ================ ================ =============== ================

     Net loss per share, as reported         $       (0.06)   $        (0.02)   $       (0.01) $         (0.01)
                                             ================ ================ =============== ================
          Pro-forma net loss per share       $       (0.06)   $        (0.02)   $       (0.01) $         (0.01)
                                             ================ ================ =============== ================

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

On April 29, 2004, OLDCO entered into a share exchange agreement with Hydrogel Design Systems, Inc. ("HDS"), a Delaware privately held corporation, whereby HDS became a majority-owned subsidiary of OLDCO and the holders of HDS common stock and debt acquired a majority interest of OLDCO. This exchange (the "Share Exchange") was completed on May 25, 2004. The accounting for the transaction, commonly called a reverse acquisition, resulted in a recapitalization of HDS, which was treated as the accounting acquirer. The acquired assets and assumed liabilities of OLDCO were carried forward at their historical values which approximates fair value (with the exception of deferred liabilities for which there was no legal continuing obligation, which were not recorded). HDS's historical financial statements were carried forward as those of the combined entity (hereinafter referred to as "NEWCO" or the "Company"). HDS is engaged in the manufacture, marketing, selling and distribution of aqueous polymer-based radiation ionized gels ("gels" or "hydrogels") used in various medical and cosmetic consumer products.

NEWCO had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, because NEWCO did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which NEWCO is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of NEWCO common stock. On November 16, 2004 NEWCO filed a preliminary information statement with the Securities and Exchange Commission ("SEC"). On December 16, 2004, the SEC responded with comments pertaining to the preliminary information statement. On February 25, 2005, the Company responded to these comments and is currently in the process of responding to further comments subsequently received from the SEC so that the information statement can be completed. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

At the time of the transaction, HDS common shareholders exchanged 3,240,593 shares of stock for 38,887 shares of NEWCO Preferred B Stock, which will be converted into 29,165,250 shares of NEWCO common stock (a ratio of approximately 9 NEWCO shares for 1 share of HDS stock). The HDS preferred shareholders exchanged 295,853 shares of stock for 14,201 shares of NEWCO Preferred B Stock, which will be converted into 10,650,750 shares of NEWCO common stock (a ratio of approximately 36 NEWCO shares for 1 share of HDS stock). Approximately 97% of the common and 90% of the preferred shareholders have exchanged their shares as of January 31, 2005 which has resulted in approximately 54.1% of NEWCO's voting securities outstanding at the time of the exchange owned by HDS stockholders. The Company anticipates that the remaining shareholders will exchange their shares in the near future, which will result in 55.3% of NEWCO's voting securities outstanding at the time of the exchange being owned by HDS stockholders. Upon completion of this exchange, HDS common shareholders will exchange a total of 4,452,806 shares of stock for 53,434 shares of NEWCO Preferred B Stock, which will be converted into 40,075,167 shares of NEWCO common stock (a ratio of approximately 9 NEWCO shares for 1 share of HDS stock). The HDS preferred shareholders will exchange a total of 522,487 shares of stock for 25,079 shares of NEWCO Preferred B Stock which will be converted into 18,809,574 shares of NEWCO common stock (a ratio of approximately 36 NEWCO shares for 1 share of HDS stock). The HDS stockholders, upon completion of the exchange of shares, will receive an aggregate of 58,884,741 common shares or 55.3% of the total shares outstanding at the time of the exchange which aggregated 106,386,847 equivalent common shares on May 25, 2004.

In addition, OLDCO was required to convert its outstanding shareholder debt to equity. On May 11, 2004, prior to the date of the closing, the holders of this debt in the aggregate principal amount of $952,501 agreed to exchange the debt for an aggregate of 20,000 shares of OLDCO's Series B Preferred Stock, which is convertible into 15,000,000 shares of NEWCO's common stock. OLDCO was also required to obtain the consent to cancel an aggregate of 602,500 special warrants prior to the closing. Certain holders of these special warrants were granted shares of NEWCO common stock in the exchange as part of the common advisor shares issued. OLDCO's Series A Preferred shareholders also agreed, that upon completion of the exchange agreement, they would convert their shares to NEWCO's common stock and that NEWCO would have no further obligations with respect to these preferred shares including payment of any prior preferred share dividends. In addition, OLDCO was required to have net cash of approximately $350,000 at the closing of the transaction as part of the terms of the agreement. OLDCO provided approximately $208,500 as a bridge loan to HDS prior to April 30, 2004. This bridge loan was applied to the net cash obligation of OLDCO, which was satisfied at the closing.

Concurrent with the exchange, OLDCO Series A Preferred shareholders agreed to exchange 512,500 shares of stock for an aggregate of 20,500 shares of NEWCO Preferred B Stock, which will be converted into 15,375,000 shares of NEWCO common stock (a ratio of approximately 30 NEWCO common shares for 1 share of Series A preferred stock). As of January 31, 2005, 445,500 shares of Series A Preferred shares have been exchanged for 17,820 shares of Series B Preferred shares. The Company anticipates that the majority of the remaining Series A shareholders will exchange their shares in the near future.

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

The HDS debt holders were also granted, in consideration of an extension of term debt, a warrant to acquire one share of NEWCO Common Stock at an exercise price of $.15 for a term of five years for each dollar of HDS debt, for an aggregate of the issuance of 2,736,212 warrants. The total HDS term debt of $2,736,212 was also exchanged for NEWCO convertible debt and the holders may convert this debt to approximately 28,551,000 shares of NEWCO common stock. Approximately $156,000 of the total debt exchanged was attributed to the fair value of the warrants and $1,703,000 was attributed to the intrinsic value of the beneficial conversion feature. These amounts were recorded as equity components. The remaining balance of $877,000 was recorded as long-term debt. For the nine months ended January 31, 2005 the amortization of debt discount approximated $798,000.

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

Results of Operations

Revenues for the nine months ended January 31, 2005 were $516,000 as compared to $512,000 for the nine months ended January 31, 2004. Cost of revenues for the nine months ended January 31, 2005 decreased by $40,000 from $693,000 to $653,000. Cost of revenues consists primarily of direct labor and other manufacturing fixed costs. The decrease relates primarily to lower allocation of depreciation of manufacturing equipment as some assets became fully depreciated in the current period. The majority of the Company's cost of revenues are fixed costs such as salaries and plant costs.

General and administrative expenses for the nine months ended January 31, 2005 increased to $1,005,000 from $526,000 for the nine months ended January 31 2004. This increase of $479,000 is primarily due to ongoing consulting fees and executive salaries from agreements entered into as a result of the merger of approximately $198,000 and increased professional fees as a result of increased reporting requirements and other services needed as a result of the merger of approximately $224,000. In addition insurance costs increased by approximately $30,000 due to increased premiums in directors and officers insurance in connection with the merger and rent increased by approximately $25,000 as per the terms of the lease for the nine months ended January 31, 2005.

The net loss for the nine months ended January 31, 2005 increased to $6,491,000 from $1,161,000 for the nine months ended January 31, 2004. This increase of $5,330,000 includes a non-cash stock compensation charge of $2,980,000 which is attributable to a charge of $1,794,000 for the increase in the fair value of the HDS warrants which were exchanged for NEWCO warrants at the time of the merger and a charge of $1,186,000 for the issuance of shares and warrants issued to advisors and consultants in connection with the merger and subsequently for services. The loss for the nine months ended January 31, 2005 also includes a non-cash debt discount charge of $1,602,000, an increase of $1,443,000 from the nine months ended January 31, 2004. This increase is primarily due to a charge of $798,000 for the fair value of additional warrants issued to the HDS debt holders for the extension of their term debt and for the intrinsic value of the beneficial conversion feature as related to the exchange of the HDS term debt for NEWCO convertible debt at the time of the merger and a charge of $764,000 for the intrinsic value of the beneficial conversion feature as related to the issuance of convertible debentures and warrants in connection with the investment banking agreement. The increase in the net loss also includes a charge of $275,000 in the current period for amortization of various financing costs and a charge of approximately $92,000 for liquidated damages paid in stock for not filing the required registration statement as per the terms of an investment banking agreement. The rest of the increase is primarily attributable to the increase in general and administrative expenses as described above.

Revenues for the three months ended January 31, 2005 increased from $115,000 for the three months ended January 31, 2004 to $184,000 in the current period. This increase of $69,000 is due primarily to revenue of approximately $113,000 derived from one customer in the current period who started a developmental project that did not place any orders in the prior period offset by one customer in the prior period that had revenues of approximately $32,000 that did not run any product in the current period. Cost of revenues for the three months ended January 31, 2005 decreased by $15,000 from $246,000 to $231,000. Cost of revenues consists primarily of direct labor and other manufacturing fixed costs. The decrease relates primarily to lower allocation of depreciation of manufacturing equipment as some assets became fully depreciated in the current period. The majority of the Company's cost of revenues are fixed costs such as salaries and plant costs.

General and administrative expenses for the three months ended January 31, 2005 increased to $349,000 from $183,000 for the three months ended January 2004. This increase of $166,000 is primarily due to ongoing consulting fees and executive salaries from agreements entered into as a result of the merger of approximately $93,000 and increased professional fees as a result of increased reporting requirements and other services needed as a result of the merger of approximately $36,000. In addition insurance costs increased by approximately $14,000 due to increased premiums in directors and officers insurance in connection with the merger and rent increased by approximately $8,000 as per the terms of the lease for the three months ended January 31, 2005.

The net loss for the three months ended January 31, 2005 increased to $1,534,000 from $428,000 for the three months ended January 31, 2004. This increase of $1,106,000 includes a non-cash debt discount charge of $702,000, an increase of $702,000 from the three months ended January 31, 2004. This increase is primarily due to a charge of $293,000 for the fair value of additional warrants issued to the HDS debt holders for the extension of their term debt and for the intrinsic value of the beneficial conversion feature as related to the exchange of the HDS term debt for NEWCO convertible debt at the time of the merger and a charge of $409,000 for the intrinsic value of the beneficial conversion feature as related to the issuance of convertible debentures in connection with the investment banking agreement. The increase in the net loss also includes a charge of $126,000 in the current period for amortization of various financing costs and a charge of approximately $92,000 for liquidated damages paid in stock for not filing the required registration statement as per the terms of an investment banking agreement. The rest of the increase is primarily attributable to the increase in general and administrative expenses offset by the increase in revenue as described above.

Liquidity, Capital Resources and Going Concern

The Company's cash at January 31, 2005 increased to $124,000 as compared to $17,000 in the prior fiscal period. This increase is primarily attributable to the additional net cash provided by the issuance of new convertible debentures in the current fiscal period.

Net cash used in operating activities in the nine months ended January 31, 2005 was $1,615,000 as compared with $138,000 in the prior fiscal period ended
January 31, 2004. The net cash used by operations in the nine months ended January 31, 2005 was used to fund current operations and pay down accounts payable and amounts due to affiliates. In the nine months ended January 31, 2004, cash provided by customer deposits was primarily used to fund the operations. Net cash provided by investing activities in the nine months ended January 31, 2005 was $77,000 as compared with $2,000 in the nine months ended January 31, 2004. The net cash provided by investing activities was due to the cash received from OLDCO at the closing of the share exchange, net of closing costs. OLDCO had previously advanced HDS $208,000 in the prior fiscal year. The net cash provided by financing activities in the nine months ended January 31, 2005 was $1,661,000 as compared with $108,000 in the nine months ended January 31, 2004. The net cash provided by financing activities was primarily provided by the issuance of convertible debentures.

On July 1, 2004, the Company entered into an investment banking agreement with a third party for the sale of up to $3,000,000 principal amount of the Company's 8% senior convertible notes due December 1, 2005, with interest payable on December 1 and June 1 semi-annually, either in cash or common stock, and convertible into common stock at $.15 per share. Each note was issued with a five-year warrant to purchase shares of the Company's common stock at $.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. As a result of the agreement, which terminated on September 30, 2004, the Company received $2,295,000 in gross proceeds in connection with this agreement and issued warrants to purchase 15,300,000 shares. Under the terms of the private placement the Company has agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants. Approximately $1,108,000 of the proceeds was attributed to the fair value of the warrants and $1,004,000 to the intrinsic value of the beneficial conversion feature of the convertible debt. These amounts were recorded as equity components. The remaining balance of $183,000 was recorded as long-term debt. For the nine months ended January 31, 2005 the amortization of debt discount was approximately $764,000. Interest expense for the nine months ended January 31, 2005 was approximately $90,000, of which approximately $32,000 is included in interest payable at January 31, 2005. On December 1, 2005, the Company issued 390,305 shares of common stock as payment for the interest due in the aggregate of approximately $59,000.

Financing fees in connection with this agreement approximated $286,000 at which are being amortized over the term of the convertible notes. For the nine months ended January 31, 2005, the amortization of financing costs approximated $107,000.

In connection with this agreement, the Company issued the broker warrants to acquire 5,052,600 shares of NEWCO common stock at an exercise price of $.15 per share. The fair value of the warrants ($405,000) will be charged to operations over the life of the underlying debt. For the nine months ended January 31, 2005, approximately $168,000 was charged to operations as financing costs for these warrants.

In connection with this agreement, under the terms of a related registration rights agreement, the Company was required to file a registration statement to effectively register the common stock issuable upon the conversion of the notes and exercise of the warrants no later than 60 days after the termination of the offering. As the Company did not file the required registration statement until January 27, 2005, liquidated damages in the amount of 2% per month of the aggregate purchase price were required to be paid in cash under the terms of the agreement. The holders of the notes agreed to accept this payment in the aggregate of $91,800 in common stock of the Company. The fair value of the shares due ($91,800) has been charged to operations and this expense is included in current liabilities as these shares have not been issued at January 31, 2005.

On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. The equity line can be drawn down upon a registration statement covering the shares being declared effective by the SEC. On November 16, 2004 the Company filed a preliminary information statement with the Securities and Exchange Commission ("SEC") to allow the Company to increase the number of common shares it is authorized to issue. This must be completed before the Company can have a registration statement declared effective by the SEC. On December 16, 2004, the SEC responded with comments pertaining to the preliminary information statement. On February 25, 2005, the Company responded to these comments and is currently in the process of responding to further comments subsequently received from the SEC so that the information statement can be completed. On January 27, 2005, a preliminary registration statement was filed. On March 1, 2005, the SEC responded with comments pertaining to the preliminary registration statement. The Company is in the process of responding to these comments. The registration statement will be effective at such time that the SEC completes its review of the Company's responses to the comments in regard to both the preliminary information statement and the preliminary registration statement and the Company is able to complete the information statement. Upon completion of this process, the Company will file the Certificate of Amendment to increase the number of common shares it is authorized to issue. As consideration for entering into this agreement, the Company granted the investment firm 3,266.66 shares of Series B Preferred shares (convertible into 2,450,000 common shares) and $70,000 cash consulting fee. In addition, the Company granted the placement agent 66.66 shares of Series B Preferred shares (convertible into 50,000 common shares). The fair value of the shares ($625,000) as well as $17,500 in fees and the $70,000 cash consulting fee associated with this agreement were recorded on the balance sheet as stock issuance costs in the quarter ended October 31, 2004.

At January 31, 2005, the Company had an accumulated deficit of approximately $17,176,000, a working capital deficit of approximately $4,483,000 and incurred a net loss of approximately $6,491,000 for the nine months then ended. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent on the Company's ability to obtain financing on an as needed basis. The Company has obtained additional financing and has completed an acquisition as described above. In addition, the Company has additional financing available as described as described above upon completion of the filing of a registration statement with the SEC. However, the Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Item 3. - Defaults Upon Senior Securities.
   Not applicable.

Item 4. - Submission Of Matters To A Vote Of Security Holders.
   Not applicable.

Item 5. - Other Information.
   Not applicable.

Item 6. - Exhibits And Reports on Form 8-K.
   (A) Exhibits:

     10.1 Amended and Restated Employment Agreement between Registrant and Matthew Harriton dated as of November 22, 2004.

     31   Certification of Principal Executive and Financial Officer pursuant to
          Section 302 of the Sarbanes - Oxley Act of 2002

     32   Certification of Principal Executive and Financial Officer pursuant to
          Section 906 of the Sarbanes - Oxley Act of 2002

   (B) Reports on Form 8-K:

     Current Reports on Form 8-K filed during the quarter ended January 31, 2005 are as follows:


     -- Report on Form 8-K filed with the SEC on December 10, 2004 announcing the election of five (5) new members to the Board of Directors under
          Item 5.02.

     -- Report on Form 8-K filed with the SEC on December 29, 2004 announcing that the Registrant entered into a definitive material agreement with Vyteris, Inc. under Item 1.01.

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

                                          NESCO INDUSTRIES, INC.



                                          By: /s/ Matthew L. Harriton
                                              -----------------------
                                              Matthew L. Harriton
                                              President and Chief
                                              Executive Officer

                                         By: /s/ Karen Nazzareno
                                              -----------------------
                                              Karen Nazzareno
                                              Chief Financial Officer

Dated: March 21, 2005