Form 10QSB/A
period 2004-07-31
NESCO INDUSTRIES INC
filed 2005-04-28
CIK 1099609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

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

PART II- OTHER INFORMATION


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

     10.1 Stock Purchase and Assumption Agreement dated as of May 13, 2004, as amended between Registrant and Nac Calabria Acquisition Corporation

     10.2 Accounts Receivable Transfer Agreement dated as of May 28, 2004 between Registrant and the NAC Entities.

     10.3 Employment Agreement between Registrant and Matthew Harriton dated as of May 19, 2004.

     10.4 Stock Option Agreement between Registrant and Matthew Harriton dated as of May 25, 2004.


     Exhibit 31- Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

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


Dated: April 25, 2005