Form 10QSB/A
period 2004-10-31
NESCO INDUSTRIES INC
filed 2005-04-28
CIK 1099609

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
                                                             ---

   Class                                        Outstanding at December 16, 2004
--------------------------------------------------------------------------------
Common Stock                                             19,517,410

PART II- OTHER INFORMATION

Item 6. - Exhibits And Reports on Form 8-K.
   (A) Exhibits:

     Exhibit 31 - Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

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