Form 10QSB/A
period 2005-01-31
NESCO INDUSTRIES INC
filed 2005-04-28
CIK 1099609

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

   Class                                           Outstanding at March 18, 2005
--------------------------------------------------------------------------------
Common Stock                                              19,517,410

                             NESCO INDUSTRIES, INC.
                             ----------------------
                                  FORM 10-QSB
                                  -----------
                                QUARTERLY REPORT
                                ----------------
                   For the Nine Months Ended January 31, 2005
                   ------------------------------------------

                               TABLE OF CONTENTS
                               -----------------



Part I - Financial Information

Item 1.  Consolidated Financial Statements:

Consolidated Balance sheet....................................        1-2

Consolidated Statements of operations.........................         3

Consolidated Statements of cash flows.........................        4-5

Notes to consolidated financial statements....................       6-14

Item 2. Management's discussion and analysis
of  financial condition and results
of operations................................................       15-20

Item 3.  Controls and Procedures.............................         21

Part II. - Other information.................................         22

Signatures...................................................         23

Exhibit 31

Exhibit 32

Item 1. Financial Statements

NESCO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  January 31,
                                                                                                     2005
                                                                                                  (unaudited)
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
Cash                                                                                           $         124,457
Accounts receivable                                                                                       91,659
Inventories                                                                                               98,415
Prepaid expenses and other current assets                                                                 84,593
                                                                                               ------------------

Total current assets                                                                                     399,124
                                                                                               ------------------

Property and equipment, net of accumulated depreciation of $1,626,115                                    459,067
                                                                                               ------------------

Other assets
Deferred financing costs                                                                                 416,072
Stock issuance costs                                                                                     712,500
Investments                                                                                                6,000
Other                                                                                                     16,455
                                                                                               ------------------

Total other assets                                                                                     1,151,027
                                                                                               ------------------

                                                                                               $       2,009,218
                                                                                               ==================

LIABILITIES AND STOCKHOLDERS'  DEFICIT

Current liabilities
Note and interest payable                                                                      $         632,687
Convertible debentures and interest payable, related party, net of debt discount of $682,754             839,479
Convertible debentures and interest payable, other, net of debt discount of $1,674,026                 1,421,623
Convertible debentures and interest payable, officers, net of debt discount of $52,390                   795,009
Customer deposits                                                                                        839,653
Accounts payable and accrued expenses                                                                    159,383
Stock to be issued                                                                                       163,320
Common stock subjuect to redemption                                                                      330,000
Due to affiliate                                                                                          31,097
                                                                                               ------------------

Total current liabilities                                                                              5,212,251
                                                                                               ------------------

Long-term liabilities
Deferred sublease income                                                                                 128,700
                                                                                               ------------------

Total long-term liabilities                                                                              128,700
                                                                                               ------------------




NESCO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET (CONTINUED)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                    January 31,
                                                                                                       2005
                                                                                                    (unaudited)
----------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' deficit
Series A convertible preferred stock, $.001 par value, authorized
850,000 shares, 67,000  issued and outstanding                                                                67
Series B convertible preferred stock, $.001 par value, authorized
150,000 shares, 116,687 issued and outstanding                                                               117
Common stock, $.001 par value, authorized 25,000,000 shares,
17,117,410  issued and outstanding                                                                        17,117
Additional paid-in-capital                                                                            13,895,865
Accumulated other comprehensive loss                                                                     (69,000)
Accumulated deficit                                                                                  (17,175,899)
                                                                                               ------------------

Total stockholders' deficit                                                                           (3,331,733)
                                                                                               ------------------

                                                                                               $       2,009,218
                                                                                               ==================

NESCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
                                                             Nine Months Ended January 31,         Three Months Ended January 31,
                                                             -----------------------------         ------------------------------
                                                                2005              2004               2005                  2004
                                                             (unaudited)        (unaudited)       (unaudited)          (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                   $       516,318       $    511,990     $     184,232        $    115,277

Cost of revenues                                                   652,587            693,408           231,174             246,080
                                                           -------------------------------------------------------------------------

Gross margin                                                      (136,269)          (181,418)          (46,942)           (130,803)
                                                           -------------------------------------------------------------------------

Operating expenses
General and administrative                                       3,985,770            526,177           436,653             182,579
Amortization and other expenses                                    136,120             86,759            28,685              28,470
                                                           -------------------------------------------------------------------------
                                                                         -
                                                                 4,121,890            612,936           465,338             211,049
                                                           -------------------------------------------------------------------------

Loss from operations                                            (4,258,159)          (794,354)         (512,280)           (341,852)
                                                           -------------------------------------------------------------------------

Other income (expenses)
Sublease income                                                     35,100                  -            11,700                   -
Amortization of debt discount                                   (1,602,329)          (158,526)         (701,586)                  -
Interest expense                                                  (175,076)          (130,046)          (71,309)            (57,808)
Interest expense, related parties                                 (123,314)           (78,224)          (42,571)            (28,084)
Amortization of financing costs                                   (275,451)                            (126,330)
Liquidated damages - stock                                         (91,800)                 -           (91,800)                  -
                                                           -------------------------------------------------------------------------

                                                                (2,232,870)          (366,796)       (1,021,896)            (85,892)
                                                           -------------------------------------------------------------------------

Net loss                                                   $    (6,491,029)      $ (1,161,150)    $  (1,534,176)       $   (427,744)
                                                           =========================================================================

Weighted average common shares outstanding
Basic and diluted                                               15,299,647                  -        16,990,138                   -
                                                           -------------------------------------------------------------------------

Loss per common share
Basic and diluted                                          $         (0.42)      $        N/A     $       (0.09)       $        N/A
                                                           =========================================================================

NESCO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------
                                                                                         Nine Months Ended January 31,
                                                                                          2005                  2004
                                                                                       (unaudited)           (unaudited)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
 Net loss                                                                            $     (6,491,029)    $      (1,161,150)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
 Stock issued for services                                                                  1,186,773                     -
 Revaluation of warrants and options                                                        1,793,555                     -
 Depreciation and amortization                                                                209,839               257,201
 Amortization of debt discount                                                              1,602,329               158,526
 Amortization of financing costs                                                              275,451                     -
 Liquidating damages - stock                                                                   91,800                     -
 Gain on sale of equipment                                                                          -                  (950)
 Changes in operating assets and liabilities:
  Accounts receivable                                                                         (17,967)               40,591
  Inventories                                                                                 (10,077)              (29,192)
  Prepaid expenses and other assets                                                           (26,574)                3,346
  Other assets                                                                                 (6,549)               (1,528)
  Customer deposits                                                                            (8,000)              322,500
  Accounts payable and accrued expenses                                                      (194,849)               (7,447)
  Deferred sublease income                                                                    (35,100)                    -
  Due to affiliates                                                                          (197,581)               86,550
  Interest payable                                                                            212,636               193,270
                                                                                    ----------------------------------------

Net cash used in operating activities                                                      (1,615,343)             (138,283)
                                                                                    ----------------------------------------

Cash flows from investing activities
 Net cash acquired from merger                                                                 86,183                     -
 Purchase of equipment                                                                         (8,455)                    -
 Proceeds from sale of equipment                                                                    -                 2,000
                                                                                    ----------------------------------------
Net cash provided by investing activities                                                      77,728                 2,000
                                                                                    ----------------------------------------

Cash flows from financing activities
 Proceeds from issuance of convertible debentures, other                                    2,008,620                     -
 Proceeds from issuance of convertible debentures, related party                                    -               198,000
 Proceeds from bridge loan, merger candidate                                                        -                75,000
 Payments on notes payable                                                                   (238,000)             (180,140)
 Payments of stock issuance costs                                                             (87,500)                    -
 Proceeds from loan from officer                                                                    -                65,000
 Payments on loan from officer                                                                 (7,000)                    -
 Payments to affiliate                                                                        (14,876)              (49,524)
                                                                                    ----------------------------------------

Net cash provided by financing activities                                                   1,661,244               108,336
                                                                                    ----------------------------------------

Net increase (decrease) in cash                                                               123,629               (27,947)
Cash
Beginning of period                                                                               828                44,854
                                                                                    ----------------------------------------

End of period                                                                       $         124,457     $          16,907
                                                                                    ========================================
Supplemental disclosure of cash flow information,
 cash paid during the period for interest                                           $          88,436     $          18,227
                                                                                    ========================================

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

As part of this transaction, OLDCO conditionally transferred its three wholly owned subsidiaries, NAC, IAP and NACE, to a consultant and interim officer of OLDCO who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify NEWCO against any claims and, in exchange therefore, received 3,000,000 shares of common stock of OLDCO and certain related registration rights. As additional consideration for the indemnification by the transferee, NEWCO agreed that if the transferee cannot in good faith resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such. The repurchase of the 2,400,000 common shares, which are subject to redemption by the transferee, are incuded in current liabilities at an aggregate of $330,000, the maximum amount the Company would be required to pay in the event of a redemption.

In connection with the share exchange agreement, NEWCO also issued an aggregate of 6,500,000 common shares (with a fair value of $975,000 based on the market price of $.15 on the date of the exchange) to an advisor, a limited liability corporation owned by an affiliate of an interim officer and consultant, for services rendered in connection with the exchange agreement. This advisor, under related contractual obligations, assigned an aggregate of 5,000,000 of these common shares to third parties. Approximately 2,900,000 of these shares were issued to the parties who agreed to cancel their special warrants of OLDCO. NEWCO also incurred additional costs related to the exchange approximating $48,000. Approximately $328,000 of these costs, the net amount of cash received from the OLDCO acquisition, were charged to equity, and the balance of $695,000 was recorded as a charge to operations in the quarter ended July 31, 2004.

Prior to the transaction, OLDCO had 7,627,105 common shares outstanding. After giving effect to the transactions above and after such time that NEWCO increases the number of common shares it is authorized to issue, NEWCO will have approximately 106,387,000 shares outstanding as of the exchange date.

In addition to the exchange of shares, all outstanding options/warrants of HDS were exchanged for NEWCO options/warrants based on the same ratios as the stock exchange. An aggregate of 612,500 options and warrants for the purchase of HDS common stock were exchanged for an aggregate of 5,512,500 options and warrants for the purchase of common stock of NEWCO (a ratio of 9 NEWCO common shares for 1 share of HDS common stock). An aggregate of 545,120 options and warrants for the purchase of HDS preferred stock were exchanged for an aggregate of 19,624,320 options and warrants for the purchase of common stock of NEWCO (a ratio of 36 NEWCO common shares for 1 share of HDS preferred stock). This resulted in the issuance of approximately 25,137,000 options/warrants. These options/warrants are currently exercisable at prices that range between $.08 -$.39 and expire between one and eight years. Compensation expense approximating $1,794,000 was recorded on May 25, 2004 for the increase in the fair value of the vested HDS options/warrants as a result of the exchange. The increase in the fair value was estimated on the date of the share exchange using the Black-Scholes option pricing model with the following assumptions: no dividend yield, , expected volatility of 59%, risk-free interest rate of 1.38% and two to three-year expected lives.

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

The following supplemental pro forma information is presented to illustrate the effects of the acquisition of HDS on the historical operating results for the nine and three months ended January 31, 2005 and 2004 as if the acquisition had occurred at the beginning of the respective period:

                                               Nine Months Ended                 Three Months Ended
                                               -----------------                 ------------------
                                                   January, 31                       January, 31
                                                   -----------                       -----------
                                               2005              2004              2005             2004
                                               ----              ----              ----             ----

              Revenues                   $      516,318   $      511,990    $      184,232    $      115,277
              Net loss                   $   (6,585,487)  $   (6,599,984)   $   (1,534,176)   $   (2,161,814)
              Net loss per               $        (0.43)  $        (0.00)   $        (0.09)   $        (0.00)
              share

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

At January 31, 2005, the Company had an accumulated deficit of approximately $17,176,000, a working capital deficit of approximately $4,813,000 and incurred a net loss of approximately $6,491,000 for the nine months then ended. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent on the Company's ability to obtain financing on an as needed basis. The Company has obtained additional financing as described in Note 4 and has completed an acquisition as described in Note 2. In addition, the Company has additional financing available as described in Note 5. However, the Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management intends to focus its efforts in the next twelve months on building the business of HDS which it believes will be possible as a result of the additional financing as described above. Management believes this will enable the Company to expand its current operations, develop new products and explore new markets and increase its current sales force to achieve theses objectives.

Note 4.  Current Debt

Note Payable, Manufacturing Equipment

On January 24, 1997, the Company entered into a financing agreement with a customer for the purchase of $600,000 of manufacturing equipment from a third party. The agreement consisted of a promissory note in the amount of $600,000 bearing interest at 8% per annum and principal and interest due between three
(3) and six (6) years from the anniversary date, depending upon the amount of product the customer ordered from the Company. The funds were transferred directly from the lender to the seller of the equipment. The note was collateralized by the related equipment.

On January 23, 2001, the note was amended and restated in the amount of $793,053 which was the aggregate amount of the original note plus interest through the date of the restated note. The amended note, with interest at 8%, payable quarterly, was due on January 23, 2002. On December 9, 2001, the note was again amended and restated in the amount of $793,053 which was originally due on January 23, 2002. The amended note, with interest at 8%, payable quarterly, called for a principal payment of $250,000 on January 23, 2002, and the balance on January 23, 2003. The note was not paid when due.

On April 21, 2004, the lender agreed to amend and restate the note in the amount of $793,053 upon the Company's entering into a Share Exchange Agreement with OLDCO which occurred on April 29, 2004. The amended note matures on December 31, 2005 and was interest bearing at 11% (the default rate) until such time that an aggregate interest payment of $84,000 was made, interest from such date forward until the maturity date at the interest rate of 8% payable at maturity. The Company made the interest payment of $84,000 on July 27,2004. In addition, the lender agreed to release its security position on the collateral 90 days after receipt of a payment of $200,000 against the principal balance. The Company made this payment on August 13, 2004. The balance due on the note at January 31, 2005 was approximately $633,000 consisting of approximately $555,000 in principal and $78,000 of accrued interest, Interest expenses for the nine months ended January 31, 2005 and January 31, 2004 approximated $45,000 and $73,000 respectively.


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

Consulting Agreements

On May 25, 2004, the Company entered into a two-year consulting agreement with an affiliate of an interim officer and consultant of OLDCO which provided for the issuance of 2,000,000 shares of common stock and a minimum monthly consulting fee of $7,500 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the 2,000,000 shares of common stock ($300,000 based on the market price of $.15 on the date of the agreement) was charged to operations in the quarter ended July 31, 2004. As of January 31, 2005, the Company has prepaid approximately $45,000 in consulting fees associated with this agreement.

On May 25, 2004, the Company entered into a one-year advisory services agreement which provided for the issuance of 681,667 shares of common stock and a minimum monthly consulting fee of $6,250 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the shares ($102,250 based on the market price of $.15 on the date of the agreement) was charged to operations in the quarter ended July 31, 2004. On December 17, 2004, the Company terminated the agreement which was cancelable by either party after six months. On January 5, 2005, the Company issued an aggregate of 908.89 shares of Series B Preferred shares (convertible into 681,667 common shares) as per the agreement.

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

On November 15, 2004, the Company entered into a one-year consulting agreement for research and public relations services which provided for the issuance of 276,000 shares of restricted common stock and a one-time consulting fee of $500. The fair value of the shares due under the agreement ($46,920 based on the market price of $.17 on the date of the agreement) has been charged to operations and this expense is included in current liabilities as these shares have not been issued at January 31, 2005.

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

Note 7.  Stockholders' Equity

Loss Per Share

Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss, diluted net loss per share was the same as basic net loss per share for the nine months ended January 31, 2005, since the effect of any potentially dilutive securities would be antidilutive.

The loss per common share at January 31, 2005 includes the current outstanding common shares in the aggregate of 19,517,410 shares less the 2,400,000 shares which are subject to redemption (see Note 2). It does not include 116,687 shares of Series B preferred shares which will be converted into 87,515,132 common shares67,000 shares of Series A preferred shares which will be converted into 2,010,000 common shares, and 2,916,308 common shares for the prior HDS common and preferred holders who have not yet exchanged their shares. There is no loss per common share at January 31, 2004 as the historical financial statements of HDS are carried forward as those of the combined entity and at January 31, 2004 all HDS common stock is considered to be exchanged for Series B stock of NEWCO. The Series A and Series B preferred shares will be automatically exchanged for common shares upon the filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue.

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

                                               Nine Months Ended                Three Months Ended
                                               -----------------                ------------------
                                                  January, 31                       January, 31
                                                  -----------                       -----------
                                             2005             2004             2005            2004
                                             ----             ----             ----            ----
Net loss, as reported                   $  (6,491,029)  $   (1,161,150)  $  (1,534,176) $       (427,744)

Add: Total stock-based employee
compensation expense determined
under fair value based method,
net of related tax effects                    211,603                -          30,146                 -
                                        ---------------- ---------------- --------------- ----------------

Pro forma net loss                      $  (6,702,632)   $  (1,161,150)   $ (1,564,322)   $     (427,744)
                                        ================ ================ =============== ================

Net loss per share, as reported         $       (0.42)            0.00    $      (0.09)   $         0.00
                                        ================ ================ =============== ================

Pro-forma net loss per share            $       (0.44)   $        0.00    $      (0.09)   $         0.00
                                        ================ ================ =============== ================

Item.2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Information provided by Nesco Industries in this report may contain, "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources" contains information concerning the ability of the Company to service its obligations and other financial commitments as they become due. The forward looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

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

As part of this transaction, OLDCO conditionally transferred its three wholly owned subsidiaries, NAC, IAP and NACE, to a consultant and interim officer of OLDCO who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify NEWCO against any claims and, in exchange therefore, received 3,000,000 shares of common stock of OLDCO and certain related registration rights. As additional consideration for the indemnification by the transferee, NEWCO agreed that if the transferee cannot in good faith resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such. The repurchase of the 2,400,000 common shares, which are subject to redemption by the transferee, are incuded in current liabilities at an aggregate of $330,000, the maximum amount the Company would be required to pay in the event of a redemption.

In connection with the share exchange agreement, NEWCO also issued an aggregate of 6,500,000 common shares (with a fair value of $975,000 based on the market price of $.15 on the date of the exchange) to an advisor, a limited liability corporation owned by an affiliate of an interim officer and consultant, for services rendered in connection with the exchange agreement. This advisor, under related contractual obligations, assigned an aggregate of 5,000,000 of these common shares to third parties. Approximately 2,900,000 of these shares were issued to the parties who agreed to cancel their special warrants of OLDCO. NEWCO also incurred additional costs related to the exchange approximating $48,000. Approximately $328,000 of these costs, the net amount of cash received from the OLDCO acquisition, were charged to equity, and the balance of $695,000 was recorded as a charge to operations in the quarter ended July 31, 2004.

Prior to the transaction, the OLDCO had 7,627,105 common shares outstanding. After giving effect to the transactions above and after such time that NEWCO increases the number of common shares it is authorized to issue, NEWCO will have approximately 106,387,000 shares outstanding as of the exchange date.

In addition to the exchange of shares, all outstanding options/warrants of HDS were exchanged for NEWCO options/warrants based on the same ratios as the stock exchange. An aggregate of 612,500 options and warrants for the purchase of HDS common stock were exchanged for an aggregate of 5,512,500 options and warrants for the purchase of common stock of NEWCO (a ratio of 9 NEWCO common shares for 1 share of HDS common stock). An aggregate of 545,120 options and warrants for the purchase of HDS preferred stock were exchanged for an aggregate of 19,624,320 options and warrants for the purchase of common stock of NEWCO (a ratio of 36 NEWCO common shares for 1 share of HDS preferred stock). This resulted in the issuance of approximately 25,137,000 options/warrants. These options/warrants are currently exercisable at prices that range between $.08 -$.39 and expire between one and eight years. Compensation expense approximating $1,794,000 was recorded on May 25, 2004 for the increase in the fair value of the vested HDS options/warrants as a result of the exchange. The increase in the fair value was estimated on the date of the share exchange using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 59%, risk-free interest rate of 1.38% and two to three-year expected lives.

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

Results of Operations

Revenues for the nine months ended January 31, 2005 were $516,000 as compared to $512,000 for the nine months ended January 31, 2004. Cost of revenues for the nine months ended January 31, 2005 decreased by $40,000 from $693,000 to
$653,000. Cost of revenues consists primarily of direct labor and other manufacturing fixed costs. The decrease relates primarily to lower allocation of depreciation of manufacturing equipment as some assets became fully depreciated in the current period. The majority of the Company's cost of revenues are fixed costs such as salaries and plant costs. The gross margin for the nine months ended January 31, 2005 was ($136,000) and compared with ($181,000) for the nine months ended January 31, 2004. The negative gross margin is attributable to the amount of direct fixed costs such as rent, equipment depreciation and manufacturing overhead (primarily labor) which approximate $180,000 quarterly. At such time that the Company can generate additional revenue to cover these fixed costs, the margin should improve as increased revenue will result in little, if any, corresponding increase to these fixed costs. The Company anticipates that as a result of additional capital resources that revenues will increase in the future and these fixed costs as well as general and administrative expenses will be covered.

General and administrative expenses for the nine months ended January 31, 2005 increased to $3,986,000 from $526,000 for the nine months ended January 31 2004. This increase of $3,460,000 includes a charge of approximately 1,187,000 for stock issued for consulting and other services and a charge of approximately $1,794,000 for the revaluation of the HDS outstanding warrants which were exchanged for NEWCO warrants at the time of the merger. The balance of the increase is primarily due to ongoing consulting fees and executive salaries from agreements entered into as a result of the merger of approximately $198,000 and increased professional fees as a result of increased reporting requirements and other services needed as a result of the merger of approximately $224,000. In addition insurance costs increased by approximately $30,000 due to increased premiums in directors and officers insurance in connection with the merger and rent increased by approximately $25,000 as per the terms of the lease for the nine months ended January 31, 2005.

The net loss for the nine months ended January 31, 2005 increased to $6,491,000 from $1,161,000 for the nine months ended January 31, 2004. This increase of $5,330,000 includes a non-cash debt discount charge of $1,602,000, an increase of $1,443,000 from the nine months ended January 31, 2004. This increase is primarily due to a charge of $798,000 for the fair value of additional warrants issued to the HDS debt holders for the extension of their term debt and for the intrinsic value of the beneficial conversion feature as related to the exchange of the HDS term debt for NEWCO convertible debt at the time of the merger and a charge of $764,000 for the intrinsic value of the beneficial conversion feature as related to the issuance of convertible debentures and warrants in connection with the investment banking agreement. The increase in the net loss also includes a charge of $275,000 in the current period for amortization of various financing costs and a charge of approximately $92,000 for liquidated damages paid in stock for not filing the required registration statement as per the terms of an investment banking agreement. The rest of the increase is primarily attributable to the increase in general and administrative expenses as described above.

Revenues for the three months ended January 31, 2005 increased from $115,000 for the three months ended January 31, 2004 to $184,000 in the current period. This increase of $69,000 is due primarily to revenue of approximately $113,000 derived from one customer in the current period who started a developmental project that did not place any orders in the prior period offset by one customer in the prior period that had revenues of approximately $32,000 that did not run any product in the current period. Cost of revenues for the three months ended January 31, 2005 decreased by $15,000 from $246,000 to $231,000. Cost of revenues consists primarily of direct labor and other manufacturing fixed costs. The decrease relates primarily to lower allocation of depreciation of manufacturing equipment as some assets became fully depreciated in the current period. The majority of the Company's cost of revenues are fixed costs such as salaries and plant costs. The gross margin for the three months ended January 31, 2005 was ($47,000) and compared with ($131,000) for the three months ended January 31, 2004. The negative gross margin is attributable to the amount of direct fixed costs such as rent, equipment depreciation and manufacturing overhead (primarily labor) which approximate $180,000 quarterly. At such time that the Company can generate additional revenue to cover these fixed costs, the margin should improve as increased revenue will result in little, if any, corresponding increase to these fixed costs. The Company anticipates that as a result of additional capital resources that revenues will increase in the future and these fixed costs as well as general and administrative expenses will be covered.

General and administrative expenses for the three months ended January 31, 2005 increased to $437,000 from $183,000 for the three months ended January 2004. This increase of $254,000 includes a charge of approximately 88,000 for stock and warrants issued for consulting and other services. The balance of the increase is primarily due to ongoing consulting fees and executive salaries from agreements entered into as a result of the merger of approximately $93,000 and increased professional fees as a result of increased reporting requirements and other services needed as a result of the merger of approximately $36,000. In addition insurance costs increased by approximately $14,000 due to increased premiums in directors and officers insurance in connection with the merger and rent increased by approximately $8,000 as per the terms of the lease for the three months ended January 31, 2005.

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

Net cash used in operating activities in the nine months ended January 31, 2005 was $1,615,000 as compared with $138,000 in the prior fiscal period ended January 31, 2004. In the nine months ended January 31, 2005, the Company used approximately $393,000 to pay down accounts payable and amounts due to affiliates which consisted primarily of overdue rent and other expenses which were required to be paid in order for the Company to continue to be able to operate. The balance of the cash used to fund operations was used to fund increased general and administrative costs and to cover fixed manufacturing costs as previously discussed above in results of operations. In the period ending January 31, 2004, the Company used approximately $138,000 to fund current operations as funds were not available to pay down accounts payable and other liabilities which were due. In addition, approximately $323,000 in funding was provided from customer deposits and included in net cash used in operations which offset the actual use of cash for operating activities. The increase in the current period excluding these deposits was approximately $1,154,000 which is the result of the paydown of liabilities and increased expenses as described. As the Company's revenues and accounts receivable collections did not significantly increase during the nine months ended January 31, 2005, additional cash was not provided to cover these increased expenses. However, management believes that the paydown of these liabilities and increased expenses are required in order to continue to operate and to build its future operations.

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

At January 31, 2005, the Company had an accumulated deficit of approximately $17,176,000, a working capital deficit of approximately $4,813,000 and incurred a net loss of approximately $6,491,000 for the nine months then ended. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent on the Company's ability to obtain financing on an as needed basis. The Company has obtained additional financing and has completed an acquisition as described above. In addition, the Company has additional financing available as described as described above upon completion of the filing of a registration statement with the SEC. However, the Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management intends to focus its efforts in the next twelve months on building the business of HDS, as described below, which it believes will be possible as a result of the additional financing as described above. The proceeds from the additional financing will be used to repay indebtedness, product development, working capital (including the addition of employees and consultants to further develop the Company's products and services), pay professional fees associated with the share exchange transaction as well as the ongoing costs associated with SEC compliance, and marketing of the Company's products and services. The additional financing should provide sufficient capital to sustain these efforts for the next 12 months.

The  Company's   current  primary  sources  of  revenues  are  the  development, manufacture and sale of hydrogel related products to the original equipment manufacturer market and developers and distributors of skin care preparations and other cosmetics as well as prescription and OTC medications. The Company has expanded its business to include the sales of finished product including its branded wound care products, Aquamatrix(R), to wound care providers and other potential users and plans to expand this business by: (i) Increasing the number of distributors who carry Aquamatrix(R); (ii) Identifying potential private label opportunities; (iii) Incorporating novel active ingredients for wound
healing  into  the  gels  as  product   extensions;   and  (iv)   Expanding  the
Aquamatrix(R) product line to include complimentary products. Management believes that these efforts will result in an increase in revenues within the next 12 months with product development expenses including salaries and consulting fees of approximately $250,000, other working capital needs of approximately $350,000, and distribution costs of approximately $75,000 over this time period.

Item 3.  Controls and Procedures


Management of the Company carried out an evaluation, with the participation of the Company's chief executive officer and chief financial officer, of the effectiveness of the Company's disclosure controls and procedures as of January 31, 2005. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company's internal control over financial reporting in connection with the evaluation required by Rule 15-15(d) under the Exchange Act that occurred during the quarter ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION


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