Form 10KSB
period 2005-04-30
NESCO INDUSTRIES INC
filed 2005-10-27
CIK 1099609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                                   (Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED April 30, 2005

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

                             (Title of each class)
                              -------------------
                         Common Stock, par value $0.001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

The issuer's revenues for its most recent fiscal year were $738,498.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, at October 12, 2005, was $2,013,622.

At October 12, 2005, the registrant had 20,136,225 shares of Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

Documents incorporated by reference: None

                               TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
PART I

Item 1.        Description of Business................................................  4

Item 2.        Description of Property................................................ 11

Item 3.        Legal Proceedings...................................................... 12

Item 4.        Submission of Matters to a Vote of Security Holders.................... 12

PART II

Item 5.        Market for Common Equity, Related Stockholder Matters
               And Small Business Issuers Purchases of Equity Securities.............. 13

Item 6.        Management's Discussion and Analysis or Plan of Operation.............. 16

Item 7.        Financial Statements (F-1 to F-28) .................................... 25

Item 8.        Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure.................................... 26

Item 8A.       Controls and Procedures ............................................... 26

PART III

Item 9.        Directors and Executive Officers of the Registrant..................... 27

Item 10.       Executive Compensation................................................. 29

Item 11.       Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters............................. 32

Item 12.       Certain Relationships and Related Transactions......................... 36

Item 13.       Exhibits and Reports on Form 8-K....................................... 40

Item 14.       Principal Accountant Fees and Services................................. 42

Signatures     ....................................................................... 43

Exhibit 31

Exhibit 32

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB of Nesco Industries, Inc. for the fiscal year ended April 30, 2005 contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Forward-looking statements frequently convey our current expectations regarding, among other things,

        --       success of management;
        --       transition in business focus;
        --       achievement of operational goals;
        --       current and new products and services;
        --       dependence on a small number of customers;
        --       ability to secure financing;
        --       merger and acquisition prospects;
        --       formation of strategic relationships;
        --       current and potential claims, actions and proceedings;
        --       research and development activities;
        --       regulatory submissions and approvals;
        --       financial condition, results of operations and cash flows; and
        --       similar operating matters.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business

     Corporate History

NESCO Industries, Inc. (hereinafter referred to as "OLDCO"), a Nevada publicly traded corporation was incorporated in March 1993. Prior to ceasing business operations and becoming inactive in May 2003, OLDCO was a provider of asbestos abatement and indoor air quality testing, monitoring and remediation services. In the fiscal year ended April 30, 2003, OLDCO consolidated the operations of its various subsidiaries, through which it provided services, into a single environmental services operating unit organized under the banner of its wholly-owned subsidiary National Abatement Corporation. Prior to consolidation, OLDCO operated through its wholly-owned subsidiaries, National Abatement Corporation ("NAC"), NAC/Indoor Air Professionals, Inc. ("IAP") and NAC Environmental Services, Inc. ("NACE").

On April 29, 2004, OLDCO entered into a share exchange agreement with Hydrogel Design Systems, Inc. ("HDS"), a Delaware privately held corporation, whereby HDS became a majority-owned subsidiary of OLDCO and the holders of HDS common stock and debt acquired a majority interest of OLDCO. This exchange (the "Share Exchange") was completed on May 25, 2004. The accounting for the transaction, commonly called a reverse acquisition, resulted in a recapitalization of HDS, which was treated as the accounting acquirer. The acquired assets and assumed liabilities of OLDCO were carried forward at their historical values which approximates fair value (with the exception of deferred liabilities for which there was no legal continuing obligation, which were not recorded). HDS's historical financial statements were carried forward as those of the combined entity (hereinafter referred to as "NEWCO","we" "us", or "the "Company"). HDS is engaged in the manufacture, marketing, selling and distribution of aqueous polymer-based radiation ionized gels ("gels" or "hydrogels") used in various medical and cosmetic consumer products.

NEWCO had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, because NEWCO did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which NEWCO is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of Nesco common stock. On November 16, 2004 NEWCO filed a preliminary information statement with the Securities and Exchange Commission ("SEC"). On December 16, 2004, the SEC responded with comments pertaining to the preliminary information statement. On February 25, 2005, the Company responded to these comments and received further additional comments from the SEC on March 15, 2005, May 19, 2005 and July 5, 2005. The Company has responded to the last comments received (July 5, 2005) on August 5, 2005 and received final comments from the SEC on August 23, 2005. The information statement can be completed once the 10- KSB for the fiscal year ended April 30, 2005 is filed. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

As part of this transaction, OLDCO conditionally transferred its three wholly owned subsidiaries, NAC, IAP and NACE under the terms of a stock purchase and assumption agreement to a newly formed corporation, NAC Calabria Acquisition Corporation, controlled by Ronald Kuzon, who had been an interim officer and consultant of OLDCO. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify NEWCO against any claims and, in exchange therefore, received 3,000,000 shares of common stock of OLDCO and certain related registration rights. As additional consideration for the indemnification by the transferee, NEWCO agreed that if the transferee cannot in good faith resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such. On May 25, 2005, the Company agreed to extend the put right granted to the transferee until May 25, 2006 subject to the condition that the right may not be exercised until after January 1, 2006. The repurchase of the 2,400,000 common shares, which are subject to redemption by the transferee, are included in current liabilities at an aggregate of $330,000, the maximum amount the Company would be required to pay in the event of a redemption.

In addition to the transfer of its subsidiaries, OLDCO was required to convert its outstanding shareholder debt to equity. On May 11, 2004, prior to the date of the closing, the holders of this debt in the aggregate principal amount of $952,501 agreed to exchange the debt for an aggregate of 20,000 shares of OLDCO's Series B Preferred Stock which is convertible into 15,000,000 shares of NEWCO's common stock. OLDCO was also required to obtain the consent to cancel an aggregate of 602,500 special warrants prior to the closing. Certain holders of these special warrants were granted shares of NEWCO common stock in the exchange as part of the common advisor shares issued. OLDCO's Series A Preferred shareholders also agreed, that upon completion of the exchange agreement, they would convert their shares to NEWCO common stock and that NEWCO would have no further obligations in respect to these preferred shares including payment of any prior preferred share dividends. In addition, OLDCO was required to have net cash of approximately $350,000 at the closing of the transaction as part of the terms of the agreement. OLDCO provided approximately $208,500 as a bridge loan to HDS prior to April 30, 2004 The bridge loan was applied to the net cash obligation of OLDCO, which was satisfied at the closing.

On May 25, 2004, HDS common shareholders exchanged 3,240,593 shares of stock for 38,887 shares of NEWCO Preferred B Stock which will be converted into 29,165,250 shares of NEWCO common stock (a ratio of approximately 9 NEWCO shares for 1 share of HDS stock). The HDS preferred shareholders exchanged 295,853 shares of stock for 14,201 shares of NEWCO Preferred B Stock which will be converted into 10,650,750 shares of NEWCO common stock (a ratio of approximately 36 NEWCO shares for 1 share of HDS stock). Approximately 97% of the common and 90% of the preferred shareholders have exchanged their shares as of April 30, 2005 which has resulted in approximately 54.1% of NEWCO's voting securities outstanding at the time of the exchange owned by HDS stockholders. The Company anticipates that the remaining shareholders will exchange their shares in the near future, which will result in 55.3% of NEWCO's voting securities outstanding at the time of the exchange being owned by HDS stockholders. Upon completion of this exchange, HDS common shareholders will exchange a total of 4,452,806 shares of stock for 53,434 shares of NEWCO Preferred B Stock, which will be converted into 40,075,167 shares of NEWCO common stock (a ratio of approximately 9 NEWCO shares for 1 share of HDS stock). The HDS preferred shareholders will exchange a total of 522,487 shares of stock for 25,079 shares of NEWCO Preferred B Stock which will be converted into 18,809,574 shares of NEWCO common stock (a ratio of approximately 36 NEWCO shares for 1 share of HDS stock). The HDS stockholders, upon completion of the exchange of shares, will receive an aggregate of 58,884,741 common shares or 55.3% of the total shares outstanding at the time of the exchange which aggregated 106,386,847 equivalent common shares on May 25, 2004.

Concurrent with the exchange, OLDCO Series A Preferred shareholders agreed to exchange 512,500 shares of stock for an aggregate of 20,500 shares of NEWCO Preferred B Stock, which will be converted into 15,375,000 shares of NEWCO common stock (a ratio of approximately 30 NEWCO common shares for 1 share of Series A preferred stock). As of April 30, 2005, 445,500 shares of Series A Preferred shares have been exchanged for 17,820 shares of Series B Preferred shares. The Company anticipates that the majority of the remaining Series A shareholders will exchange their shares in the near future.

In connection with the share exchange agreement, NEWCO also issued an aggregate of 6,500,000 common shares to advisors for services rendered in connection with the Exchange Agreement. Approximately 2,900,000 of these shares were issued to the parties who agreed to cancel their special warrants.

Prior to the transaction, OLDCO had 7,627,105 common shares outstanding. After giving effect to the transactions above and after such time that NEWCO increases the number of common shares it is authorized to issue, NEWCO will have approximately 106,387,000 shares outstanding as of the exchange date.

In addition to the exchange of shares, all outstanding options/warrants of HDS were exchanged for NEWCO options/warrants based on the same ratios as the stock exchange. An aggregate of 525,834 options and warrants for the purchase of HDS common stock were exchanged for an aggregate of 4,732,500 options and warrants for the purchase of common stock of NEWCO (a ratio of 9 NEWCO common shares for 1 share of HDS common stock). An aggregate of 545,120 options and warrants for the purchase of HDS preferred stock were exchanged for an aggregate of 19,624,320 options and warrants for the purchase of common stock of NEWCO (a ratio of 36 NEWCO common shares for 1 share of HDS preferred stock). This resulted in the issuance of approximately 24,357,000 options/warrants. The HDS debt holders were also granted, in consideration of an extension of term debt, a warrant to acquire one share of NEWCO Common Stock for each dollar of HDS debt, for an aggregate of the issuance of 2,736,212 warrants. The total HDS term debt of $2,736,212 was also exchanged for NEWCO convertible debt and the holders may convert this debt to approximately 28,551,000 shares of NEWCO common stock.

Prior to the transaction, OLDCO had approximately 4,212,500 options and warrants outstanding. After giving effect to the transactions above, NEWCO had approximately 30,703,000 options and warrants outstanding and debt convertible into approximately 28,551,000 common shares as a result of the exchange agreement.

     July 2004 Securities Purchase Agreement

On July 1, 2004, the Company entered into a securities purchase agreement under the terms of an investment banking agreement with Sloan Securities Corp. with third parties pursuant to which Nesco would issue 8% senior convertible notes, which are convertible to common stock at $.15 per share to investors for an aggregate of a minimum of $250,000 and a maximum of $3,000,000. Each note is issued with a five-year warrant to purchase a number of shares of the Company's common stock equal to 100% of the number of shares of the Company's common stock issuable (maximum 20,000,000 shares) at $.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. As a result of the agreement, which terminated on September 30, 2004, the Company received $2,295,000 in gross proceeds in connection with this agreement which may be converted into an aggregate of 15,300,000 common shares and issued warrants to purchase 15,300,000 shares. The notes mature on December 1, 2005. At April 30,2005, none of these debentures have been converted. We relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in issuing the Notes and Warrants without registration under the Act. Under the terms of the securities purchase agreement we have agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants.

     August 2004 Standby Equity Distribution Agreement

On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. The equity line can be drawn down upon a registration statement covering the shares being declared effective by the SEC. On November 16, 2004 the Company filed a preliminary information statement with the Securities and Exchange Commission ("SEC") to allow the Company to increase the number of common shares it is authorized to issue. This must be completed before the Company can have a registration statement declared effective by the SEC. On December 16, 2004, the SEC responded with comments pertaining to the preliminary information statement. On February 25, 2005, the Company responded to these comments and received further additional comments from the SEC on March

15, 2005, May 19, 2005 and July 5, 2005. The Company has responded to the last comments received (July 5, 2005) on August 5, 2005 and received final comments from the SEC on August 23, 2005. The information statement can be completed once the 10-KSB for the fiscal year ended April 30, 2005 is filed.

Business of the Issuer

As previously stated, in fiscal 2004, OLDCO did not conduct any business, but actively sought new business opportunities, resulting in the consummation of the share exchange agreement with HDS and the formation of NEWCO or the Company.

The Company develops, manufactures and markets high water content, electron beam cross-linked, aqueous polymer hydrogels used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. These gels are produced using unique proprietary manufacturing technologies which enable the Company to develop, manufacture and market electron beam cross-linked aqueous polymer sheet hydrogels, hereafter referred to as "gels". Through discussions with various customers of our products and through market research, to the best of management's knowledge and belief we are one of two known manufacturers in the world of these gels. The Company specializes in custom gels capitalizing on proprietary manufacturing technologies. These capabilities allow us to manufacture gels which meet the rigid specifications of our customers, a key requirement in gels used for delivery of active ingredients, the most rapidly growing component of the hydrogel industry.

Our gels exhibit significant potential in the following high growth fields: topical therapeutics in moist wound/burn healing applications; in trans (systemic) and intradermal (non-systemic) delivery of prescription and non-
prescription medications; cosmetic skin care; and components in medical diagnostics.

The Company has developed successful strategic relationships in each of these categories with partners who are meaningful participants in these markets, including the market leaders in several medical device categories and the world's leading cosmetic companies.

Hydrogels are gel-like or colloidal substances made of water and solids. They can be created chemically (through a combination of ultra violet cross-linking and chemical interface), or by mixing polymer and water then exposing it to an electron beam creating a "sheet" of water. Currently, and for the foreseeable future, all of the hydrogel products that we produce are electron beam cross-linked, water and polymer gels, a category in which our hydrogels have a significant competitive advantage, in part due to the following product characteristics: painless adhesion to the human body; stability of form and composition; purity; reproducibility (manufacturing high quality product on a consistent basis); compatibility with active ingredients; and high water content.

Many of the competitive products feature physical characteristics which are less desirable than those of the Company's gels. These include aggressive skin bonding, chemical and form instability, lack of uniformity, low water content, and active receptivity issues. Some of these products do offer higher absorptive and adherence characteristics than our gels.

The gels are manufactured using proprietary mixing, coating and cross-linking technologies. Together, these proprietary technologies enable us to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics -- thickness, water content, adherence, absorption, vapor transmission, release rates -- while maintaining product integrity. These proprietary manufacturing technologies allow the Company to participate in the development of FDA regulated medical devices. We are currently participating in other highly regulated, confidential projects. Management believes that the Company has sufficient capacity in its core assets to address the anticipated manufacturing demand for all current and planned projects.

In addition to our ability to specifically regulate the aforementioned physical characteristics of the gel, we have the manufacturing technology to offer broad choices in selection of gel liners, allowing customers to create even tighter tolerances in vapor transmission and active ingredient release rates, while personalizing color and texture, characteristics critical in the cosmetic category.

     Products and Services

The Company manufactures and markets electron-beam cross-linked sheet gels and patches for use as moist wound/burn dressings with and without active ingredients, components in certain medical devices, transdermal and intradermal delivery of medication, and topical application of non-prescription drugs, other skin care treatments and cosmetics. We market our own brand of moist wound/burn dressings under the AQUAMATRIXTM brand name, and we are currently developing additional line extensions of this product. In addition, the gels are prepared as components for products distributed by our customers under their brand names. In addition to manufacturing hydrogel, the Company offers its customers converting services, which creates competitive advantage in pricing while expediting the production process. The Company also specializes in cutting sheet gels to customers' specified shape, a converting process requiring technological expertise and pouching.

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

     Hydrogels as A Method of Drug Delivery. Hydrogel patches are a relatively new method of delivering medication that has important advantages over other more traditional methods of drug delivery. As a system of drug delivery, hydrogel patches are less intrusive, painless, can medicate for preplanned time periods, provide the potential for a release of medication more consistent with the body's own glandular activity, thereby avoiding dosage spikes and, or, digestive alteration, and minimize side effects apparent in more traditional delivery methodologies of injection or ingestion.

     Other Medical Applications. Hydrogel patches are being used for transdermal applications such as: hormone replacement therapy and contraception; treatment of acne, shingles, diabetes and motion sickness; treatment of angina with nitroglycerin; treatment of smoking addiction using nicotine; and palliatives, i.e., pain relievers, such as lidocaine.

     Non-Prescription Therapeutic Applications. Hydrogel patches are used in the medical community, and also directly marketed to consumers for the following uses: topical application of OTC drugs such as non-prescription acne treatments, pain relievers, and diet preparations; cough suppressants; treatment of warts, calluses and corns; pain relief.

     Cosmetic   Applications.   Hydrogel  patches  are  being  used  to  deliver
     cosmetics, such as skin care products to consumers and skin care providers for uses that include; moisturizers, face masks, cooling masks.

     Customers & Markets

     Moist Wound Healing. The Company markets products under its proprietary brand AQUAMATRIX TM as well as supplying hydrogel products to developers and distributors of prescription and OTC moist wound healing products for redistribution to healthcare professionals and retailers. The benefits of moist wound healing products include reduced scarring and pain and greater speed of healing. The Company expects the markets for its moist wound healing products to continue to expand due to the growing recognition by professionals and consumers of the benefits of moist wound healing.

     Medical Device Manufacturers. The Company has targeted the high quality, medical device manufacturers, e.g. monitoring electrodes and devices, defibrillator pads, as a core segment of its revenue stream.

     Transdermal Delivery of Prescription Drugs and OTC Treatments. The Company actively seeks new applications for two types of transdermal delivery through patches which adhere to the skin and are impregnated with active ingredients; and through iontophoresis, which drives the active ingredients through the skin by use of controlled electrical currents. Iontophoresis allows for greater control over the delivery of active ingredients.

     We are actively involved in various development projects for use of hydrogels in transdermal delivery of specific ingredients. We also sell hydrogel products to manufacturers and distributors of non-prescription medications.

     Cosmetics and Other Consumer Products. We currently manufactures hydrogels and hydrogel patches for some of the leading U.S. cosmetics companies, among others. These products include OTC skin care preparations and other products for cosmetic use.

     Direct Retailing. We are exploring various opportunities for the manufacture and distribution of OTC therapeutic, skin care and cosmetic products using hydrogel through such retailers as chain drug, food and mass merchandise stores under co-branding arrangements.

For the year ended April 30, 2005, the Company filled orders from approximately 19 different customers. Approximately 62% of the annual revenue is attributable to 2 of these customers which both had revenues in excess of 10% of our annual revenues individually with our largest customer accounting for 48% of annual revenues.

     Hydrogel Technology & Manufacturing

Hydrogel is manufactured by introducing a hydrophilic polymer (solid) into water, creating a feed mix. Active ingredients such as OTC medication, and skin care, wound healing or other materials can be added before or after cross-linking. Materials that do not survive radiation are added after the cross-linking process is completed. Once the hydrogels have been mixed and cross-linked, they form sheets which can be delivered to customers or first cut and shaped according to customer specifications. Management believes that many of the processes described above are proprietary to the Company and provide significant competitive advantages.

Proprietary Technologies

     -- Proprietary Mixing. Management believes that the Company is able to manufacture hydrogel feed mixes with far greater homogeneity than those of the competition. This is critical especially as it relates to the dosing of active ingredients. In addition, the Company's proprietary mixing technology allows for the incorporation of sensitive materials that may degrade if subjected to other types of mixing.

     -- Proprietary Coating. The Company's proprietary coating technology enables it to handle the gels properly even though they are extremely viscous (thick and resistant to flow). The Company has achieved coating tolerances which have allowed it to coat materials as thin as
          0.005 inches with a margin for error of typically less than 5%. Thickness controls are critical with respect to the performance of many of the end products utilizing the Company's hydrogels including medical electrodes, transdermal delivery patches and cosmetic patches. We have also developed coating methodology which minimizes imperfections such as wrinkling in the end product by significantly reducing line tension. This proprietary know-how allows us to manufacture high quality, consistent product which meet the exacting standards of the Company's customers.

     -- Proprietary Cross-linking Technology. The Company cross-links its hydrogels using an electron beam accelerator. Electron beam cross-linking is achieved through the introduction of the high energy field, created by the accelerated electrons, which causes the release of hydrogen atoms thereby causing carbon molecule covalent bonding. The creation of longer chains of the polymer in the gel increases its molecular integrity, giving the gel characteristics which make it useful in a variety of products.

The Company's electron-beam cross-linking process is one of three types of cross-linking used in the industry. The other types used are ultra violent cross-linking and chemical cross-linking. The benefits of electron beam cross-linking include: precise control of the amount of polymer cross-linking; other types allow for the continuation of cross-linking over a period of time; no need for chemical cross-linking agents which may complicate or interfere with other additives or active ingredients; and the ability to manufacture high quality hydrogels on a consistent basis.

The physical characteristics can be further modified by varying the percent of polymer cross-linking and the way in which the high energy field is delivered. There are three variables in the use of an electron beam accelerator for cross-linking of hydrogels: time of exposure of the target material to the electron stream; voltage (electrical potential); and amperage (strength of the electrical current).

The Company believes that its methods of managing these three variables make it possible to produce high quality gels matching customer specifications as to a wide range of characteristics. These methods are proprietary to the Company.

We own and operates a Radiation Dynamics, Inc., ("RDI") Dynamitron IEA 1500-40 Industrial Electron Accelerator.

The uses for such particle beam accelerators include but are not limited to: sterilization of medical products and devices; modification of polymers, polymerization and de-polymerization; crosslinking of thermoplastics; crystal modification; grafting; de-infestation of spices, fruits and vegetables; cold pasteurization of foods, meats and seafood; sterilization of wastes; treatment of sewage; controlled degradation of PTFE (Teflon); cold curing of resins and adhesives; de-infestation of wood chips and pulp products; coloring gemstones; pollution control; and treating wire, cable and tubing.

The RDI Dynamitron Industrial Electron Accelerator has been customized to handle the cross-linking of the type of materials the Company uses, but can also be used for several of the other potential uses such as coloring gemstones and treating wire, cable and tubing. Replacement cost of the RDI Accelerator and processing equipment is estimated to be in excess of $7 million. The delivery and installation process is time-consuming with replacement estimated to take
2.5 to 3 years. The Company's equipment has a useful life of approximately 20 years and provides annual production capacity in excess of 6,000 hours.

     Competition

The opportunity for aqueous polymer hydrogels is significant. Our proprietary competitive manufacturing advantages, along with the high barrier to entry (the substantial cost of acquiring an electron beam as compared to other cross-linking devices and the cost and extended time required for installing this beam) and current minimal level of competition for high performance gels, give us the opportunity to be dominant in the outlined focus application categories. Awareness of our product, low cost, speed to market, and unique manufacturing techniques, are advantages which will be conveyed to our customer base through a combination of consumer product entries, expansion within current OEM base, institutional reach programs, e.g. trade magazines, trade shows, and through senior management contacts.

     Government Regulation

There is no required government regulation on hydrogel related products at this time. While hydrogels fall under the jurisdiction of the FDA, they are generally classified as Class I exempt devices and the majority of the hydrogel products that we manufacture are thereby exempt from the FDA filing of any regulatory submissions and/or pre-market notification requirements (this would include 510K, NDA and PMA submission). To the extent that any FDA regulatory submissions are required, we file these submissions and maintain all appropriate documentation. With respect to registering the manufacturing facility with the FDA under the Code of Federal Regulations, 21CFR820.1, Scope: Part A, it is stated that the regulation does not apply to manufacturers of component parts of finished devices. At the current time, hydrogel is sold as a component part to various medical device/cosmetic manufacturers. If at any time in the future we manufacture products which would require such filings or registration, we will take the appropriate steps to comply.

     Patents, Proprietary Rights and Trademarks

The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company also relies on trade secret protection for its confidential and proprietary information.

The Company holds no issued patents related to the hydrogel products, but has several patents pending and holds a registered trademark on AquamatrixTM which is used on its hydrogels.

     Employees

As of October 12, 2005 the Company had eleven employees, five in administration, finance and marketing, and six in manufacturing and quality control.

We believe we have good relations with our employees, and have never incurred a significant work stoppage due to any strike or protest by our employees.

ITEM 2. DESCRIPTION OF PROPERTY

On October 1, 1998, OLDCO entered into a ten-year lease in New York, NY through September 30, 2008 for rental of office facilities. The lease provides for annual rent of $178,710 and escalations for scheduled rent increases and for OLDCO's proportionate share of increases in real estate taxes and maintenance costs. On March 4, 2000, OLDCO entered into a sublease agreement for the October 1998 lease with a company in which a major shareholder of OLDCO is a stockholder of NEWCO. The sublease expires on September 30, 2008. The sublease rent is being paid directly to the landlord by the sublease tenant.

On January 25, 2002, the Company entered into a lease for a manufacturing facility in Langhorne, PA that was purchased by an entity owned by a related party, which provides for minimum monthly rental payments of $11,687 and expires in 2012. The rent increases by 5% every two years for the duration of the lease. On September 30, 2002, in consideration for extension of certain debt due to the related party, the rent increase of 5% effective February 1, 2004 was increased by an additional 10%. The rent increases subsequent to that date, every two years, remain at 5% of the prior period amount inclusive of the 10% additional one-time increase.

On April 1, 2004, the Company, along with other co-tenants, entered into a month-to-month lease for office space for its corporate headquarters in New York, NY with an entity majority-owned by a director of the Company, which provided for a monthly lease payment beginning in August of 2004 of $2,276. This lease payment was increased to $3,004 per month effective March 1, 2005 due to reallocation of the space with other tenants.

We believe our offices and other facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Except for the claims against former subsidiaries of OLDCO, the Company and its subsidiaries were not involved in any other material legal proceedings during the year ended April 30, 2005.

The NAC entities, formerly subsidiaries of OLDCO, are subject to a number of claims and alleged violations. Pursuant to the stock purchase and assumption agreement dated as of April 29, 2004, and completed as part of the terms of the share exchange agreement with HDS on May 25, 2004, between OLDCO and NAC Calabria Acquisition Corporation (the "Purchaser"), the Purchaser became responsible for all liabilities of our previous business conducted by the NAC Entities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of our fiscal year ended April 30, 2004, pursuant to Nevada Revised Statutes which permits holders of a majority of the voting power to take stockholder action by written consent, OLDCO requested consent to the share exchange agreement regarding HDS, obtained the required majority consent and entered into the share exchange agreement. In accordance with the terms of the share exchange agreement we are in the process of preparing an Information Statement to be mailed to all securities holders.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

Market Information

Since April 1998, our common stock, par value $0.001 ("Common Stock"), has been quoted on the Electronic Bulletin Board operated by the National Association of Securities Dealers (OTCBB: NESK). For the period between January 2000 and March 2002, our Common Stock was quoted on an inter-dealer quotation system published by the Pink Sheets LLC. Effective September, 2005, our Common Stock is again being published by the Pink Sheet LLC quotation system.

The following table sets forth the high and low closing bid prices per fiscal quarter quoted for our Common Stock in the last two fiscal years on the OTCBB :

                                                    Closing Bid
                                                High           Low
                                                ----           ---
Year ended April 30, 2005
-------------------------
    First Quarter  (ended 7/31/04)              $0.25          $.15
    Second Quarter (ended 10/31/04)             $0.30          $.17
    Third Quarter  (ended 1/31/05)              $0.33          $.10
    Fourth Quarter (ended 4/30/05)              $0.35          $.10

Year ended April 30, 2004
-------------------------
    First Quarter  (ended 7/31/03)              $0.12          $0.10
    Second Quarter (ended 10/31/03)             $0.45          $0.45
    Third Quarter  (ended 1/31/04)              $0.45          $0.05
    Fourth Quarter (ended 4/30/04)              $0.35          $0.15

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Actual trading in our shares has been very sporadic.

Holders

As of October 12, 2005, there were 85 record holders of our common stock.

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

Recent Sales and Issuance of Unregistered Securities

In the past three fiscal years we have issued the following securities in transactions not registered under the Securities Act of 1933:

-- In June 2002, OLDCO issued 512,500 shares of our 10% Series A Convertible Preferred Stock ("Preferred Stock") in connection with the initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of Preferred Stock to accredited investors at $2.00 per share. Each share of Preferred Stock was convertible into four shares of Common Stock at a conversion price of $0.50 per share. KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 402,500 shares of Common Stock as commissions in connection with the June 2002 private placement. We relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in issuing the shares of Preferred Stock and warrants without registration under the Act. Under the terms of the private placement, we had agreed to undertake to register the Common Stock issuable upon the conversion of the Preferred Stock sold and the Common Stock issuable upon the exercise of warrants issued to the placement agent. These warrants were cancelled in connection with the share exchange agreement with HDS. Concurrent with the exchange, OLDCO Series A Preferred shareholders agreed to exchange these 512,500 shares of stock for an aggregate of 20,500 shares of NEWCO Preferred B Stock, which will be converted into 15,375,000 shares of NEWCO common stock (a ratio of approximately 30 NEWCO common shares for 1 share of Series A preferred stock). As of April 30, 2005, 445,500 shares of Series A Preferred shares have been exchanged for 17,820 shares of Series B Preferred shares.

-- In March 2004, Mr. Ronald Kuzon, an interim officer and consultant exercised 1,000,000 warrants for $.05 in a cashless exercise. An aggregate of 857,142 shares were delivered as the excess of the fair value $(.35) of the stock purchased over the exercise price was used to pay for the shares in the aggregate of 142,858 shares.

-- In May 2004, as a condition to the share exchange, OLDCO transferred its wholly owned subsidiaries, NAC, IAP and NACS to a corporation controlled by Ronald Kuzon, a former interim officer and consultant to the Company. In consideration for an indemnification undertaking, the transferee received 3,000,000 of our common shares. We also issued an aggregate of 6,500,000 of our common shares to an advisor, a limited liability company owned by an affiliate of Ronald Kuzon, for services in connection with the share exchange agreement. This advisor, under related contractual obligations, assigned an aggregate of 5,000,000 of these common shares to third parties. On May 25, 2004, we entered into a two year consulting agreement with an affiliate of Ronald Kuzon which provided for the issuance of 2,000,000 of our common shares and a minimum monthly consulting fee of $7,500. We also issued, to two officers of HDS, in exchange for outstanding notes and accrued payroll, convertible 8% debentures convertible at $.15 per share in the aggregate principal amounts of approximately $365,000 to Mr. Matthew Harriton and approximately $439,000 to Mr. Geoffrey Donaldson, and a like number of warrants (approximately 803,000). The HDS other debt holders were also granted, in consideration of an extension of term debt, a warrant to acquire one share of NEWCO Common Stock for each dollar of HDS debt, for an aggregate of the issuance of 2,736,212 warrants. The total HDS term debt of $2,736,212 was also exchanged for NEWCO convertible debt and the holders may convert this debt to approximately 28,551,000 shares of NEWCO common stock, based on the same ratios as the share exchange agreement.

-- In May 2004, as a condition to the share exchange, OLDCO was also required to convert its outstanding shareholder debt to equity. On May 11, 2004, prior to the date of the closing, the holders of this debt in the aggregate principal amount of $952,501 agreed to exchange the debt for an aggregate of 20,000 shares of OLDCO's Series B Preferred Stock which is convertible into 15,000,000 shares of NEWCO's common stock.

-- On July 1, 2004, the Company entered into an investment banking agreement with Sloan Securities Corp. for the sale of up to $3,000,000 principal amount of the Company's 8% senior convertible notes due December 1, 2005, with interest payable on December 1 and June 1 semi- annually, either in cash or common stock, and convertible into common stock at $.15 per share or an aggregate of 15,300,000 common shares. Each note was issued with a five-year warrant to purchase shares of the Company's common stock at $.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. As a result of the agreement, which terminated on September 30, 2004, the Company received $2,295,000 in gross proceeds in connection with this agreement and issued warrants to purchase 15,300,000 shares. Under the terms of the private placement the Company has agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants. On December 1, 2004, the Company issued 390,305 shares of common stock as payment for interest due on the notes. On June 1, 2005, the Company issued 618,815 shares of common stock as payment for interest due on the notes.

     In connection with this agreement, the Company issued the broker warrants to acquire 5,052,600 shares of NEWCO common stock at an exercise price of $.15 per share.

-- On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. The equity line can be drawn down upon a registration statement covering the shares being declared effective by the SEC. As consideration for entering into the Standby Equity Distribution Agreement, we granted Cornell Capital Partners, LP 3,266.66 shares of Series B Preferred Stock (convertible into 2,450,000 common shares) and paid a $70,000 cash consulting fee. In addition, we granted the placement agent 66.66 shares of Series B Preferred shares (convertible into 50,000 common shares).

As described elsewhere, in connection with the share exchange agreement with HDS, additional Series B Preferred securities have been issued as a result of the exchange agreement.

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

On April 29, 2004, OLDCO entered into a share exchange agreement with Hydrogel Design Systems, Inc. ("HDS"), a Delaware privately held corporation, whereby HDS became a majority-owned subsidiary of OLDCO and the holders of HDS common stock and debt acquired a majority interest of OLDCO. This exchange (the "Share Exchange") was completed on May 25, 2004. The accounting for the transaction, commonly called a reverse acquisition, resulted in a recapitalization of HDS, which was treated as the accounting acquirer. The acquired assets and assumed liabilities of OLDCO were carried forward at their historical values which approximates fair value (with the exception of deferred liabilities for which there was no legal continuing obligation, which were not recorded). HDS's historical financial statements were carried forward as those of the combined entity (hereinafter referred to as "NEWCO" "we", "us" or "the "Company"). HDS is engaged in the manufacture, marketing, selling and distribution of aqueous polymer-based radiation ionized gels ("gels" or "hydrogels") used in various medical and cosmetic consumer products.

NEWCO had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, because NEWCO did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which NEWCO is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of NEWCO common stock. On November 16, 2004 NEWCO filed a preliminary information statement with the Securities and Exchange Commission ("SEC"). On December 16, 2004, the SEC responded with comments pertaining to the preliminary information statement. On February 25, 2005, the Company responded to these comments and received further additional comments from the SEC on March 15, 2005, May 19, 2005 and July 5, 2005. The Company has responded to the last comments received (July 5, 2005) on August 5, 2005 and received final comments from the SEC on August 23, 2005. The information statement can be completed once the 10- KSB for the fiscal year ended April 30, 2005 is filed. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

At the time of the transaction, HDS common shareholders exchanged 3,240,593 shares of stock for 38,887 shares of NEWCO Preferred B Stock, which will be converted into 29,165,250 shares of NEWCO common stock (a ratio of approximately 9 NEWCO shares for 1 share of HDS stock). The HDS preferred shareholders exchanged 295,853 shares of stock for 14,201 shares of NEWCO Preferred B Stock, which will be converted into 10,650,750 shares of NEWCO common stock (a ratio of approximately 36 NEWCO shares for 1 share of HDS stock). Approximately 97% of the common and 90% of the preferred shareholders have exchanged their shares as of April 30, 2005 which has resulted in approximately 54.1% of NEWCO's voting securities outstanding at the time of the exchange owned by HDS stockholders. The Company anticipates that the remaining shareholders will exchange their shares in the near future, which will result in 55.3% of NEWCO's voting securities outstanding at the time of the exchange being owned by HDS stockholders. Upon completion of this exchange, HDS common shareholders will exchange a total of 4,452,806 shares of stock for 53,434 shares of NEWCO Preferred B Stock, which will be converted into 40,075,167 shares of NEWCO common stock (a ratio of approximately 9 NEWCO shares for 1 share of HDS stock). The HDS preferred shareholders will exchange a total of 522,487 shares of stock for 25,079 shares of NEWCO Preferred B Stock which will be converted into 18,809,574 shares of NEWCO common stock (a ratio of approximately 36 NEWCO shares for 1 share of HDS stock). The HDS stockholders, upon completion of the exchange of shares, will receive an aggregate of 58,884,741 common shares or 55.3% of the total shares outstanding at the time of the exchange which aggregated 106,386,847 equivalent common shares on May 25, 2004.

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

Concurrent with the exchange, OLDCO Series A Preferred shareholders agreed to exchange 512,500 shares of stock for an aggregate of 20,500 shares of NEWCO Preferred B Stock, which will be converted into 15,375,000 shares of NEWCO common stock (a ratio of approximately 30 NEWCO common shares for 1 share of Series A preferred stock). As of April 30, 2005, 445,500 shares of Series A Preferred shares have been exchanged for 17,820 shares of Series B Preferred shares. The Company anticipates that the majority of the remaining Series A shareholders will exchange their shares in the near future.

As part of this transaction, OLDCO conditionally transferred its three wholly owned subsidiaries, NAC, IAP and NACE, to a consultant and interim officer of OLDCO who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify NEWCO against any claims and, in exchange therefore, received 3,000,000 shares of common stock of OLDCO and certain related registration rights. As additional consideration for the indemnification by the transferee, NEWCO agreed that if the transferee cannot in good faith resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such. On May 25, 2005, the Company agreed to extend the put right granted to the transferee until May 25, 2006 subject to the condition that the right may not be exercised until after January 1, 2006. The repurchase of the 2,400,000 common shares, which are subject to redemption by the transferee, are incuded in current liabilities at an aggregate of $330,000, the maximum amount the Company would be required to pay in the event of a redemption.

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

In addition to the exchange of shares, all outstanding options/warrants of HDS were exchanged for NEWCO options/warrants based on the same ratios as the stock exchange. An aggregate of 525,834 options and warrants for the purchase of HDS common stock were exchanged for an aggregate of 4,732,500 options and warrants for the purchase of common stock of NEWCO (a ratio of 9 NEWCO common shares for 1 share of HDS common stock). An aggregate of 545,120 options and warrants for the purchase of HDS preferred stock were exchanged for an aggregate of 19,624,320 options and warrants for the purchase of common stock of NEWCO (a ratio of 36 NEWCO common shares for 1 share of HDS preferred stock). This resulted in the issuance of approximately 24,357,000 options/warrants. These options/warrants are currently exercisable at prices that range between $.08 -$.39 and expire between one and eight years. Compensation expense approximating $1,794,000 was recorded on May 25, 2004 for the increase in the fair value of the vested HDS options/warrants as a result of the exchange. The increase in the fair value was estimated on the date of the share exchange using the Black-Scholes option pricing model with the following assumptions: no dividend yield, , expected volatility of 59%, risk-free interest rate of 1.38% and two to three-year expected lives.

The HDS debt holders were also granted, in consideration of an extension of term debt, a warrant to acquire one share of NEWCO Common Stock at an exercise price of $.15 for a term of five years for each dollar of HDS debt, for an aggregate of the issuance of 2,736,212 warrants. The total HDS term debt of $2,736,212 was also exchanged for NEWCO convertible debt and the holders may convert this debt to approximately 28,551,000 shares of NEWCO common stock. Approximately $156,000 of the total debt exchanged was attributed to the fair value of the warrants and $1,703,000 was attributed to the intrinsic value of the beneficial conversion feature. These amounts were recorded as equity components. The remaining balance of $877,000 was recorded as long-term debt. For the year ended April 30, 2005, the amortization of debt discount approximated $1,080,000.

Prior to the transaction, OLDCO had approximately 4,212,500 options and warrants outstanding. After giving effect to the transactions above, NEWCO had approximately 30,703,000 options and warrants outstanding and debt convertible into approximately 28,551,000 common shares as a result of the exchange agreement.

NEWCO's fiscal year ends on April 30 and, therefore, references to fiscal 2005 and fiscal 2004 refer to the fiscal years ending April 30, 2005 and April 30, 2004, respectively.

The consolidated financial statements of the Company reflect the historical results of the predecessor entity, HDS, prior to May 25, 2004 and the consolidated results of operations of Newco subsequent to the acquisition date of May 25, 2004.

Results of Operations

Revenues for the year ended April 30, 2005 were $738,000 as compared to $623,000 for the year ended April 30, 2004. This increase of approximately $115,000 was primarily attributable to one customer for which revenues were approximately $353,000 as compared to $73,000 in the prior year due to the start of a new product development project. This increase was offset by the loss of another customer in the current year which had revenues of approximately $195,000 in the prior year. Cost of revenues for the year ended April 30, 2005 increased by $16,000 from $912,000 to $928,000. Cost of revenues consists primarily of direct labor and other manufacturing fixed costs. The increase relates to additional costs of materials due to the increased revenues. Although revenues increased by 18%, the cost of revenues only increased by approximately 2% primarily to lower allocation of depreciation of manufacturing equipment as some assets became fully depreciated in the current period. The majority of the Company's cost of revenues are fixed costs such as salaries and plant costs. The gross margin for the year ended April 30, 2005 was ($190,000) and compared with ($289,000) for the year ended April 30, 2004. The negative gross margin is attributable to the amount of direct fixed costs such as rent, equipment depreciation and manufacturing overhead (primarily labor) which approximate $180,000 quarterly. At such time that the Company can generate additional revenue to cover these fixed costs, the margin should improve as increased revenue will result in little, if any, corresponding increase to these fixed costs. The Company anticipates that as a result of additional capital resources that revenues will increase in the future and these fixed costs as well as general and administrative expenses will be covered.

General and administrative expenses for the year ended April 30, 2005 increased to $4,404,000 from $662,000 for the year ended April 30 2004. This increase of $3,742,000 includes a charge of approximately $1,215,000 for stock issued for consulting and other services and a charge of approximately $1,794,000 for the revaluation of the HDS outstanding warrants which were exchanged for NEWCO warrants at the time of the merger. The balance of the increase is primarily due to ongoing consulting fees and executive salaries and employee benefits from agreements entered into as a result of the merger of approximately $338,000 and increased professional fees as a result of increased reporting requirements and other services needed as a result of the share exchange of approximately $255,000. In addition insurance costs increased by approximately $47,000 due to increased premiums in directors and officers insurance in connection with the exchange and rent increased by approximately $25,000 as per the terms of the lease for the year ended April 30, 2005.

The net loss for the year ended April 30, 2005 increased to $7,884,000 from $1,499,000 for the year ended April 30, 2004. This increase of $6,385,000 includes a non-cash debt discount charge of $2,281,000, an increase of $2,122,000 from the year ended April 30, 2004. This increase is primarily due to a charge of $1,080,000 for the fair value of additional warrants issued to the HDS debt holders for the extension of their term debt and for the intrinsic value of the beneficial conversion feature as related to the exchange of the HDS term debt for NEWCO convertible debt at the time of the merger and a charge of $1,201,000 for the intrinsic value of the beneficial conversion feature as related to the issuance of convertible debentures and warrants in connection with the investment banking agreement. The increase in the net loss also includes a charge of $398,000 in the current period for amortization of various financing costs and a charge of approximately $92,000 for liquidated damages paid in stock for not filing the required registration statement as per the terms of an investment banking agreement. The rest of the increase is primarily attributable to the increase in general and administrative expenses as described above and an increase in interest expense of approximately $156,000 from the prior year due to increased debt obligations.

Liquidity, Capital Resources and Going Concern

The following table sets forth our working capital (deficiency) position at the end of the fiscal years indicated:

                                           Year ended April 30,
                                           2005            2004
                                           ----            ----
Current assets                         $   260,673    $   220,877
Current liabilities                      6,309,096      1,589,421
                                       -----------    -----------
Working capital (deficiency)           $(6,048,423)   $(1,368,544)
                                       ===========    ===========

The Company's cash at April 30, 2005 increased to $22,000 as compared to $1,000 in the prior fiscal year. This increase is primarily attributable to the additional net cash provided by the issuance of new convertible debentures in the current fiscal period.

Net cash used in operating activities in the year ended April 30, 2005 was $1,795,000 as compared with $243,000 in the prior fiscal year ended April 30, 2005. In the year ended April 30, 2005, the Company used approximately $206,000 to pay down accounts payable and amounts due to affiliates which consisted primarily of overdue rent and other expenses which were required to be paid in order for the Company to continue to be able to operate. The balance of the cash used to fund operations was used to fund increased general and administrative costs and to cover fixed manufacturing costs as previously discussed above in results of operations. In the period ending April 30, 2004, the Company used approximately $243,000 to fund current operations as funds were not available to pay down accounts payable and other liabilities which were due. In addition, approximately $316,000 in funding was provided from customer deposits and included in net cash used in operations which offset the actual use of cash for operating activities. The increase in the current period excluding these deposits was approximately $1,236,000 which is the result of the paydown of liabilities and increased expenses as described. As the Company's revenues and accounts receivable collections did not significantly increase during the year ended April 30, 2005, additional cash was not provided to cover these increased expenses. However, management believes that the paydown of these liabilities and increased expenses are required in order to continue to operate and to build its future operations.

Net cash provided by investing activities in the year ended Arpil 30, 2005 was $77,000 as compared with $2,000 in the year ended April 30, 2004. The net cash provided by investing activities was due to the cash received from OLDCO at the closing of the share exchange, net of closing costs. OLDCO had previously advanced HDS $208,000 in the prior fiscal year. The net cash provided by financing activities in the year ended April 30, 2005 was $1,739,000 as compared with $197,000 in the year ended Arpil 30, 2004. The net cash provided by financing activities was primarily provided by the issuance of convertible debentures.

On July 1, 2004, the Company entered into an investment banking agreement with Sloan Securities Corp. for the sale of up to $3,000,000 principal amount of the Company's 8% senior convertible notes due December 1, 2005, with interest payable on December 1 and June 1 semi-annually, either in cash or common stock, and convertible into common stock at $.15 per share. Each note was issued with a five- year warrant to purchase shares of the Company's common stock at $.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. As a result of the agreement, which terminated on September 30, 2004, the Company received $2,295,000 in gross proceeds in connection with this agreement convertible into 15,300,000 common shares and issued warrants to purchase 15,300,000 shares. Under the terms of the private placement the Company has agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants. Approximately $1,108,000 of the proceeds was attributed to the fair value of the warrants and $1,004,000 to the intrinsic value of the beneficial conversion feature of the convertible debt. These amounts were recorded as equity components. The remaining balance of $183,000 was recorded as long-term debt. For the year ended April 30, 2005 the amortization of debt discount was approximately $1,160,000. The balance due on the notes at April 30, 2005 is approximately $1,420,000 consisting of approximately $2,295,000 in principal, approximately $77,000 of accrued interest, and unamortized debt discount of approximately $952,000.
Interest expense for the year ended April 30, 2005 was approximately $136,000, of which approximately $77,000 is included in interest payable at April 30, 2005. On December 1, 2004, the Company issued 390,305 shares of common stock as payment for the interest due in the aggregate of approximately $59,000. At April 30, 2005, none of the notes had been converted.

Financing fees in connection with this agreement approximated $286,000 at which are being amortized over the term of the convertible notes. For the year ended April 30, 2005, the amortization of financing costs approximated $160,000.

In connection with this agreement, the Company issued the broker warrants to acquire 5,052,600 shares of NEWCO common stock at an exercise price of $.15 per share. The fair value of the warrants ($405,000) will be charged to operations over the life of the underlying debt. For the year ended April 30, 2005, approximately $238,000 was charged to operations as financing costs for these warrants.

In connection with this agreement, under the terms of a related registration rights agreement, the Company was required to file a registration statement to effectively register the common stock issuable upon the conversion of the notes and exercise of the warrants no later than 60 days after the termination of the offering. As the Company did not file the required registration statement until January 27, 2005, liquidated damages in the amount of 2% per month of the aggregate purchase price were required to be paid in cash under the terms of the agreement. The holders of the notes agreed to accept this payment in the aggregate of $91,800 in common stock of the Company. The fair value of the shares due ($91,800) has been charged to operations and this expense is included in current liabilities as these shares have not been issued at April 30, 2005.

On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. The equity line can be drawn down upon a registration statement covering the shares being declared effective by the SEC. On November 16, 2004 the Company filed a preliminary information statement with the Securities and Exchange Commission ("SEC") to allow the Company to increase the number of common shares it is authorized to issue. This must be completed before the Company can have a registration statement declared effective by the SEC. On December 16, 2004, the SEC responded with comments pertaining to the preliminary information statement. On February 25, 2005, the Company responded to these comments and received further additional comments from the SEC on March 15, 2005, May 19, 2005 and July 5, 2005. The Company has responded to the last comments received (July 5, 2005) on August 5, 2005 and received final comments from the SEC on August 23, 2005. The information statement can be completed once the 10-KSB for the fiscal year ended April 30, 2005 is filed. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock. On January 27, 2005, a preliminary registration statement was filed. On March 1, 2005, the SEC responded with comments pertaining to the preliminary registration statement. These comments will be responded to once the information statement noted above is completed. The registration statement will be effective at such time that the SEC completes its review of our responses to the comments in regard to both the preliminary information statement and the preliminary registration statement and we are able to complete the information statement. Upon completion of this process, we will file the Certificate of Amendment to increase the number of common shares we are authorized to issue. As consideration for entering into the Standby Equity Distribution Agreement, we granted Cornell Capital Partners, LP 3,266.66 shares of Series B Preferred Stock (convertible into 2,450,000 common shares) and paid a $70,000 cash consulting fee. In addition, we granted the placement agent 66.66 shares of Series B Preferred shares (convertible into 50,000 common shares). The fair value of the shares ($625,000) as well as $17,500 in fees and the $70,000 cash consulting fee associated with this agreement were recorded on the balance sheet as stock issuance costs in the quarter ended October 31, 2004.

The following table provides a summary of the Company's loans payable and commitments for operating leases at April 30, 2005:

                                                                 Less than                           3 or More
                                              Total ($)          1 Year ($)         1-3 Years ($)    Years ($)
                                              ---------          ----------         -------------    ---------
Notes and interest payable                     664,341              664,341                 --              --
Convertible debentures and interest
 payable, related party                      1,547,747            1,547,747                 --              --
Convertible debentures and interest
 payable, other                              3,153,232            3,153,232                 --              --
Convertible debentures and interest
 payable, officers                             863,117              863,117                 --              --

Operating leases                              1,774,808             342,710             923,098       $509,000
                                             ----------          ----------             -------        -------

         Total Contractual Obligations       $8,003,245          $6,571,147             923,098       $509,000
                                             ==========          ==========            ========       ========

     Current Debt:

Substantially all of the Company's debt obligations are current and are due in December 2005. The total current obligations as described above in the aggregate of $6,228,000 and further in the Company's audited financial statements consist of approximately $5,586,000 in principal and approximately $642,000 in interest at April 30, 2005. Management believes that it will be able to obtain term extensions on the majority of this debt prior to maturity.

     Operating leases:

On October 1, 1998, OLDCO entered into a ten-year lease through September 30, 2008 for rental of office facilities. On March 4, 2000, OLDCO entered into a sublease agreement for the October 1998 lease with a company in which a prior major shareholder of OLDCO is a stockholder. The sublease expires on September 30, 2008. The sublease annual rent of $178,000 is being paid directly to the landlord by the sublease tenant. The Company would have to pay the obligations under the lease in the event of default by the subtenant under the parties' sublease agreement.

On January 25, 2002, the Company entered into a lease for a manufacturing facility that was purchased by an entity owned by a related party, which provides for minimum monthly rental payments of $11,687 and expires in 2012. The rent increases by 5% every two years for the duration of the lease. On September 30, 2002, in consideration for extension of certain debt due to the related party, the rent increase of 5% effective February 1, 2004 was increased by an additional 10%. The rent increases subsequent to that date, every two years, remain at 5% of the prior period amount inclusive of the 10% additional one-time increase.

     Off-Balance Sheet Arrangements

At April 30, 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such activities.

In May, 2004, in connection with the closing of the share exchange agreement with HDS, the Company became conditionally liable to repurchase up to 2,400,000 of the common shares it had issued in connection with the transfer of its subsidiaries. Transferee may demand the repurchase of the shares only in the event transferee elects to make such demand after transferee is unable to resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000. In the event of a demand by the transferee, the repurchase price will be at the lower of those two amounts. On May 25, 2005, the Company agreed to extend the put right granted to the transferee until May 25, 2006 subject to the condition that the right may not be exercised until after January 1, 2006. The repurchase of the 2,400,000 common shares, which are subject to redemption by the transferee, are included in current liabilities at an aggregate of $330,000, the maximum amount the Company would be required to pay in the event of a redemption.

     Basis of Presentation - Going Concern

At April 30, 2005, the Company had an accumulated deficit of approximately $18,569,000, a working capital deficit of approximately $6,048,000 and incurred a net loss of approximately $7,884,000 for the year then ended. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent on the Company's ability to obtain financing on an as needed basis. The Company has additional financing available as described above upon completion of the filing of a registration statement with the SEC. However, the Company's current financial condition raises substantial doubt about the Company's ability to continue as a going concern. The additional funds which were received in the current fiscal year from the financing described above have been substantially depleted to repay indebtedness, pay fees associated with the share exchange and for product development which has not yet materialized into current revenue. Management intends to focus its efforts in the next twelve months on building the business of the Company but realizes that additional debt or equity financing will be needed. There can be no assurance that the Company will be able to obtain this financing or that current debt obligations will be extended. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

In addition, on October 3, 2005, the Company entered into an agreement with a subsidiary of HH Brown Shoe Company, HH Brown Shoe Technologies Inc. d/b/a Dicon Technologies ("Dicon"), an entity affiliated with a Director of the Company. The agreement grants the Company the exclusive rights to manufacture patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts and to distribute, along with the entity, these products in North America in consideration of a 7-10% royalty based on sales. The agreement also requires that we purchase certain equipment from the entity, for which the Company has obtained a tentative commitment for financing from a related party, and provides for a supply agreement between the Company and the entity. Products to be manufactured under this agreement will be sold for use in cosmetic, medical, and household markets including the foot- care market under the brand name DRYZ, a registered trademark. Management believes that this agreement will result in an increase in revenues within the next 12 months.

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

     New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25 ("APB No. 25"). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is the first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a "lattice" model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123R to measure the fair value of stock options.

The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

ITEM 7. FINANCIAL STATEMENTS

                                 CONTENTS
                                                                         Page




     Report of Independent Registered Public Accounting Firm            F-1

     Consolidated Balance Sheet                                         F-2-F-3

     Consolidated Statements of Operations                              F-4

     Consolidated Statements of Stockholders' Deficit                   F-5

     Consolidated Statements of Cash Flows                              F-6-F-8

     Notes to Consolidated Financial Statements                         F-9-F-28

                             NESCO INDUSTRIES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                 APRIL 30, 2005

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                              FINANCIAL STATEMENTS
                              --------------------





Report of Independent Registered Public Accounting Firm            F-1

Consolidated Balance Sheet                                         F-2-F-3

Consolidated Statements of Operations                              F-4

Consolidated Statements of Stockholders' Deficit                   F-5

Consolidated Statements of Cash Flows                              F-6-F-8

Notes to Consolidated Financial Statements                         F-9-F-28

            Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nesco Industries, Inc.

     We have audited the accompanying consolidated balance sheet of Nesco Industries, Inc. and Subsidiaries as of April 30, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nesco Industries, Inc. and Subsidiaries as of April 30, 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has incurred cumulative losses of approximately $18,569,000 since inception and utilized cash of approximately $2,039,000 for operating activities during the two years ended April 30, 2005. The Company has a working capital deficit of approximately $6,048,000, and a stockholders' deficit of approximately $4,719,000 as of April 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                /s/ Rothstein, Kass & Company, P.C.
                                -----------------------------------


Roseland, New Jersey
September 8, 2005, except for
 Note 18, as to which the date is
 October 13, 2005

Item 1. Financial Statements

NESCO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

----------------------------------------------------------------------------------------------------------------------------
                                                                                                              April 30,
                                                                                                                2005
----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets
 Cash                                                                                                      $         21,659
 Accounts receivable                                                                                                123,629
 Inventories                                                                                                         65,126
 Prepaid expenses and other current assets                                                                           50,259
                                                                                                          ------------------
   Total current assets                                                                                             260,673
                                                                                                          ------------------
Property and equipment, net of accumulated depreciation of $1,667,768                                               417,886
                                                                                                          ------------------
Other assets
 Deferred financing costs                                                                                           293,860
 Stock issuance costs                                                                                               712,500
 Investments                                                                                                          6,000
 Other                                                                                                               16,455
                                                                                                          ------------------
   Total other assets                                                                                             1,028,815
                                                                                                          ------------------
                                                                                                          $       1,707,374
                                                                                                          ==================
LIABILITIES AND STOCKHOLDERS'  DEFICIT

Current liabilities
 Note and interest payable                                                                                 $        664,341
 Convertible debentures and interest payable, related party, net of debt discount of $500,823                     1,046,924
 Convertible debentures and interest payable, other, net of debt discount of $1,191,209                           1,962,023
 Convertible debentures and interest payable, officers, net of debt discount of $38,430                             824,637
 Customer deposits                                                                                                  839,653
 Accounts payable and accrued expenses                                                                              304,243
 Stock to be issued                                                                                                 187,920
 Common stock subject to redemption                                                                                 330,000
 Due to affiliate                                                                                                   149,355
                                                                                                          ------------------
   Total current liabilities                                                                                      6,309,096
                                                                                                          ------------------
Long-term liabilities, deferred sublease income                                                                     117,000
                                                                                                          ------------------

See accompanying notes to consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------
                                                                                       April 30,
                                                                                        2005
------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies

Stockholders' deficit
 Series A convertible preferred stock, $.001 par value, authorized
  850,000 shares, 67,000  issued and outstanding                                               67
 Series B convertible preferred stock, $.001 par value, authorized
  150,000 shares, 116,687 issued and outstanding                                              117
Common stock, $.001 par value, authorized 25,000,000 shares,
  17,117,410  issued and outstanding                                                       17,117
Additional paid-in-capital                                                             13,901,865
Accumulated other comprehensive loss                                                      (69,000)
Accumulated deficit                                                                   (18,568,888)
                                                                                ------------------

   Total stockholders' deficit                                                         (4,718,722)
                                                                                ------------------

                                                                                $       1,707,374
                                                                                =================

See accompanying notes to consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------

Years Ended April 30,                                                       2005                      2004

------------------------------------------------------------------------------------------------------------------
Revenues                                                            $          738,498         $          623,349

Cost of revenues                                                               928,379                    912,082
                                                                    ----------------------------------------------
Gross margin                                                                  (189,881)                  (288,733)
                                                                    ----------------------------------------------
Operating expenses
 General and administrative                                                  4,404,184                    661,737
 Amortization and other expenses                                               136,470                    116,213
                                                                    ----------------------------------------------
                                                                             4,540,654                    777,950
                                                                    ----------------------------------------------
Loss from operations                                                        (4,730,535)                (1,066,683)
                                                                    ----------------------------------------------
Other income (expenses)
 Sublease income                                                                 46,800                          -
 Amortization of debt discount                                              (2,281,037)                  (158,526)
 Interest expense                                                             (265,287)                  (152,398)
 Interest expense, related parties                                            (164,496)                  (121,434)
 Amortization of financing costs                                              (397,663)                         -
 Liquidated damages - stock                                                    (91,800)                         -
                                                                    ----------------------------------------------
                                                                            (3,153,483)                  (432,358)
                                                                    ----------------------------------------------
Net loss                                                            $       (7,884,018)        $       (1,499,041)
                                                                    ==============================================
Weighted average common shares outstanding
 Basic and diluted (see Note 11)                                            15,742,882
                                                                    ----------------------------------------------

Loss per common share
 Basic and diluted (See Note 11)                                     $           (0.50)        $          N/A
                                                                    ==============================================

See accompanying notes to consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

------------------------------------------------------------------------------------------------------------------------------
Years Ended April 30, 2005 and 2004
------------------------------------------------------------------------------------------------------------------------------
                                                                NEWCO            HDS
                                              Series A         Series B       Series B
                                             Convertible     Convertible      Convertible
                                              Preferred       Preferred        Preferred                           Additional
                                               Stock             Stock          Stock            Common Stock        Paid-in
                                               Shares   Amount   Shares  Amount Shares Amount  Shares    Amount      Capital
Balances, April 30, 2003                             - $    -        - $    -   522,487  $52   4,702,806    470     $6,186,798

Issuance of warrants in connection
with convertible debentures                                                                                            130,880

Net loss / comprehensive loss
                                              --------------------------------------------------------------------------------

Balances, April 30, 2004                             -      -        -      -   522,487   52   4,702,806    470      6,317,678

Reverse acquisition on May 25, 2004            512,500    513   94,625     95  (522,487) (52)  2,924,299  7,157      1,345,509

Revaluation of warrants as part of
reverse acquisition                                                                                                  1,793,555

Conversion of series A convertible preferred
stock to series B convertible preferred stock (445,500)  (446)  17,820     18                                              428

Conversion of note receivable from officer to convertible debentures

Issuance of common stock for services                                                          8,500,000  8,500        986,010

Issuance of common stock in connection
with sale of subsidiaries                                                                        600,000    600           (600)

Issuance of common stock for interest expense                                                    390,305    390         58,153

Issuance of series B convertible preferred
stock for services                                               4,242      4                                          727,246

Debt discount on convertible debentures                                                                              2,203,825

Issuance of warrants in connection
with services                                                                                                          470,061

Net loss / comprehensive loss
                                              --------------------------------------------------------------------------------

Balances, April 30, 2005                        67,000 $   67  116,687   $117         - $  - $17,117,410  $17,117 $ 13,901,865
                                              ================================================================================

See accompanying notes to consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------------------------------
Years Ended April 30, 2005 and 2004
---------------------------------------------------------------------------------------------------------------------------------
                                                       Accumulated
                                                          Other           Note       Treasury
                                                      Comprehensive     Receivable,   Stock                Accumulated
                                                          Loss           Officer     Shares      Amount      Deficit    Total
                                                      ---------------------------------------------------------------------------
Balances, April 30, 2003                              $  (69,000)      $(80,000)    250,000   $ (42,500)   (9,185,829) (3,190,009)


Issuance of warrants in connection
with convertible debentures                                                                                               130,880

Net loss / comprehensive loss                                                                              (1,499,041) (1,499,041)
                                                      ---------------------------------------------------------------------------

Balances, April 30, 2004                                 (69,000)       (80,000)   250,000      (42,500)   (10,684,870)(4,558,170)


Reverse acquisition on May 25, 2004                                               (250,000)      42,500                 1,395,722


Revaluation of warrants as part of
reverse acquisition                                                                                                     1,793,555

Conversion of series A convertible preferred stock to series B convertible preferred stock

Conversion of note receivable from officer
to convertible debentures                                                80,000                                            80,000


Issuance of common stock for services                                                                                     994,510

Issuance of common stock in connection
with sale of subsidiaries                                                                                                       -

Issuance of common stock for interest expense                                                                              58,543

Issuance of series B convertible preferred
stock for services                                                                                                        727,250

Debt discount on convertible debentures                                                                                 2,203,825

Issuance of warrants in connection
with services                                                                                                             470,061

Net loss / comprehensive loss                                                                               (7,884,018)(7,884,018)

                                                      ----------------------------------------------------------------------------

Balances, April 30, 2005                              $  (69,000)      $      -          -    $       -    (18,568,888)(4,718,722)

                                                      ============================================================================

See accompanying notes to consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------
Years Ended April 30,                                                                        2005                  2004
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
 Net loss                                                                            $     (7,884,018)    $      (1,499,041)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Stock and warrants issued for services                                                   1,217,373
   Revaluation of warrants and options                                                      1,793,555
   Depreciation and amortization                                                              251,487               334,160
   Amortization of debt discount                                                            2,281,037               158,526
   Amortization of financing costs                                                            397,663
   Liquidating damages - stock                                                                 91,800
   Gain on sale of equipment                                                                                           (950)
   Changes in operating assets and liabilities:
    Accounts receivable                                                                       (49,937)              (13,820)
    Inventories                                                                                23,212                (2,678)
    Prepaid expenses and other current assets                                                   7,760               (45,959)
    Other assets                                                                               (6,549)               (6,400)
    Customer deposits                                                                          (8,000)              315,705
    Accounts payable and accrued expenses                                                     (55,003)               48,779
    Deferred sublease income                                                                  (46,800)
    Due to affiliates                                                                        (151,809)              195,329
    Interest payable                                                                          343,058               273,000
                                                                                    ----------------------------------------
Net cash used in operating activities                                                      (1,795,171)             (243,349)
                                                                                    ----------------------------------------
Cash flows from investing activities
 Net cash acquired from merger                                                                 86,183
 Purchase of equipment                                                                         (8,925)
 Proceeds from sale of equipment                                                                                      2,000
                                                                                    ----------------------------------------
Net cash provided by investing activities                                                      77,258                 2,000
                                                                                    ----------------------------------------
Cash flows from financing activities
 Proceeds from issuance of convertible debentures, other                                    2,295,000
 Proceeds from issuance of convertible debentures, related party                                                    198,000
 Proceeds from bridge loan, merger candidate                                                                        208,500
 Payments on notes payable                                                                   (238,000)             (191,827)
 Payments for financing costs                                                                (286,380)
 Payments of stock issuance costs                                                             (87,500)
 Proceeds from loan from officer                                                                                     72,000
 Payments on loan from officer                                                                 (7,000)
 Proceeds from (payments to) affiliate                                                         62,624               (89,350)
                                                                                    ----------------------------------------
Net cash provided by financing activities                                                   1,738,744               197,323
                                                                                    ----------------------------------------
Net increase (decrease) in cash                                                                20,831               (44,026)
Cash
 Beginning of year                                                                                828                44,854
                                                                                    ----------------------------------------
 End of year                                                                        $          21,659     $             828
                                                                                    =======================================

See accompanying notes to consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------

Years Ended April 30,                                                                        2005                  2004
------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information,
 cash paid during the year for interest                                             $          88,764     $          24,827
                                                                                    ==========================================
Supplemental disclosure of non-cash investing and financing, activities:

Fair value stock issued in connection with Standby Equity Distribution
 Agreement (see Note 8)                                                             $         625,000     $               -

                                                                                    ==========================================

Fair value of warrants issued to brokers for financing services                     $         405,143     $               -
                                                                                    ==========================================

Debt discount related to convertible debentures                                     $       3,971,074     $               -
                                                                                    ==========================================

Stock issued for interest payment on convertible debentures                         $          58,543     $               -
                                                                                    ==========================================

Reclassification of accounts payable to due to affiliate                            $           5,014     $               -
                                                                                    ==========================================

Reclassification of treasury stock to additional paid in capital                    $          42,500     $               -
                                                                                    ==========================================

Reclassification of note receivable, officer and interest receivable
 against convertible debentures and interest payable, officer                       $         112,000     $               -
                                                                                    ==========================================

Reclassification of accrued expenses to convertible debentures
 and interest payable, officer                                                      $         552,335     $               -
                                                                                    ==========================================

Reclassification of due to officer to convertible debentures and
 interest payable, officer                                                          $         257,846     $               -
                                                                                    ==========================================

Reclassification of additional paid in capital to series A convertible
 preferred stock                                                                    $             513     $               -
                                                                                    ==========================================

Reclassification of additional paid in capital to series B convertible
 preferred stock                                                                    $              95     $               -
                                                                                    ==========================================

Conversion of series A convertible preferred stock to series B
 convertible preferred stock                                                        $             446     $               -
                                                                                    ==========================================

Reclassification of additional paid in capital to common stock                      $           7,757     $               -
                                                                                    ==========================================

See accompanying notes to consolidated financial statements.



NESCO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

------------------------------------------------------------------------------------------------------------------------------

Years Ended April 30,                                                                       2005                  2004
------------------------------------------------------------------------------------------------------------------------------


Supplemental disclosure of non-cash investing and financing, activities (continued):

Balance sheet of Nesco Industries, Inc. at the date of the Share Exchange (See Note 2):

Property and equipment                                                              $           4,939     $                -
                                                                                    -----------------------------------------

Accounts payable and accrued expenses                                                         177,351

Deferred sublease income                                                                      163,800

Stockholders' equity                                                                            6,581
                                                                                    -----------------------------------------
      Total liabilities and stockholders' equity                                              347,732
                                                                                    -----------------------------------------
Elimination of intercompany bridge loan                                                      (208,500)
                                                                                    -----------------------------------------
Cash acquired from merger                                                                     134,293

Expenditure of legal fees in connection with merger                                           (48,110)
                                                                                    -----------------------------------------
Net cash acquired from merger                                                       $          86,183     $                -
                                                                                    ==========================================

See accompanying notes to consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Nature of Operations

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

2.      Exchange of securities

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

NEWCO had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, because NEWCO did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which NEWCO is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of NEWCO common stock. On November 16, 2004 NEWCO filed a preliminary information statement with the Securities and Exchange Commission ("SEC"). On December 16, 2004, the SEC responded with comments pertaining to the preliminary information statement. On February 25, 2005, the Company responded to these comments and received further additional comments from the SEC on March 15, 2005, May 19, 2005 and July 5, 2005. The Company has responded to the last comments received (July 5, 2005) on August 5, 2005 and received final comments from the SEC on August 23, 2005. The information statement can be completed once the 10-KSB for the fiscal year ended April 30, 2005 is filed. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Exchange of securities (continued)

At the time of the transaction, HDS common shareholders exchanged 3,240,593 shares of stock for 38,887 shares of NEWCO Preferred B Stock, which will be converted into 29,165,250 shares of NEWCO common stock (a ratio of approximately 9 NEWCO shares for 1 share of HDS stock). The HDS preferred shareholders exchanged 295,853 shares of stock for 14,201 shares of NEWCO Preferred B Stock, which will be converted into 10,650,750 shares of NEWCO common stock (a ratio of approximately 36 NEWCO shares for 1 share of HDS stock). Approximately 97% of the common and 90% of the preferred shareholders have exchanged their shares as of April 30, 2005 which has resulted in approximately 54.1% of NEWCO's voting securities outstanding at the time of the exchange owned by HDS stockholders. The Company anticipates that the remaining shareholders will exchange their shares in the near future, which will result in 55.3% of NEWCO's voting securities outstanding at the time of the exchange being owned by HDS stockholders. Upon completion of this exchange, HDS common shareholders will exchange a total of 4,452,806 shares of stock for 53,434 shares of NEWCO Preferred B Stock, which will be converted into 40,075,167 shares of NEWCO common stock (a ratio of approximately 9 NEWCO shares for 1 share of HDS stock). The HDS preferred shareholders will exchange a total of 522,487 shares of stock for 25,079 shares of NEWCO Preferred B Stock which will be converted into 18,809,574 shares of NEWCO common stock (a ratio of approximately 36 NEWCO shares for 1 share of HDS stock). The HDS stockholders, upon completion of the exchange of shares, will receive an aggregate of 58,884,741 common shares or 55.3% of the total shares outstanding at the time of the exchange which aggregated 106,386,847 equivalent common shares on May 25, 2004.

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

Concurrent with the exchange, OLDCO Series A Preferred shareholders agreed to exchange 512,500 shares of stock for an aggregate of 20,500 shares of NEWCO Preferred B Stock, which will be converted into 15,375,000 shares of NEWCO common stock (a ratio of approximately 30 NEWCO common shares for 1 share of Series A preferred stock). As of April 30, 2005, 445,500 shares of Series A Preferred shares have been exchanged for 17,820 shares of Series B Preferred shares. The Company anticipates that the majority of the remaining Series A shareholders will exchange their shares in the near future.

As part of this transaction, OLDCO conditionally transferred its three wholly owned subsidiaries, NAC, IAP and NACE, to a consultant and interim officer of OLDCO who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify NEWCO against any claims and, in exchange therefore, received 3,000,000 shares of common stock of OLDCO and certain related registration rights. As additional consideration for the indemnification by the transferee, NEWCO agreed that if the transferee cannot in good faith resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such. On May 25, 2005, the Company agreed to extend the put right granted to the transferee until May 25, 2006 subject to the condition that the right may not be exercised until after January 1, 2006. The repurchase of the 2,400,000 common shares, which are subject to redemption by the transferee, are included in current liabilities at an aggregate of $330,000, the maximum amount the Company would be required to pay in the event of redemption.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Exchange of securities (continued)

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

In addition to the exchange of shares, all outstanding options/warrants of HDS were exchanged for NEWCO options/warrants based on the same ratios as the stock exchange. An aggregate of 525,834 options and warrants for the purchase of HDS common stock were exchanged for an aggregate of 4,732,500 options and warrants for the purchase of common stock of NEWCO (a ratio of 9 NEWCO common shares for 1 share of HDS common stock). An aggregate of 545,120 options and warrants for the purchase of HDS preferred stock were exchanged for an aggregate of 19,624,320 options and warrants for the purchase of common stock of NEWCO (a ratio of 36 NEWCO common shares for 1 share of HDS preferred stock). This resulted in the issuance of approximately 24,357,000 options/warrants. These options/warrants are currently exercisable at prices that range between $.08 - $.39 and expire between one and eight years. Compensation expense approximating $1,794,000 was recorded on May 25, 2004 for the increase in the fair value of the vested HDS options/warrants as a result of the exchange. The increase in the fair value was estimated on the date of the share exchange using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 59%, risk-free interest rate of 1.38% and two to three-year expected lives.

The HDS debt holders were also granted, in consideration of an extension of term debt, a warrant to acquire one share of NEWCO Common Stock at an exercise price of $.15 for a term of five years for each dollar of HDS debt, for an aggregate issuance of 2,736,212 warrants. The total HDS term debt of $2,736,212 was also exchanged for NEWCO convertible debt and the holders may convert this debt to approximately 28,551,000 shares of NEWCO common stock. Approximately $156,000 of the total debt exchanged was attributed to the fair value of the warrants and $1,703,000 was attributed to the intrinsic value of the beneficial conversion feature. These amounts were recorded as equity components. The remaining balance of $877,000 was recorded as long-term debt. For the year ended April 30, 2005 the amortization of debt discount approximated $1,080,000.

Prior to the transaction, OLDCO had approximately 4,212,500 options and warrants outstanding. After giving effect to the transactions above, NEWCO had approximately 30,703,000 options and warrants outstanding and debt convertible into approximately 28,551,000 common shares as a result of the exchange agreement.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Exchange of securities (continued)

The following unaudited supplemental pro forma condensed financial information is presented to illustrate the effects of the acquisition of HDS on the historical operating results for the years ended April 30, 2005 and 2004 as if the acquisition had occurred at the beginning of the respective period:

                                                Year Ended April 30,

                                               2005              2004
              Revenues                   $      738,498   $      623,349
              Net loss                   $   (7,928,565)  $   (3,267,982)
              Net loss per share         $        (0.47)  $        (0.00)

The above information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations that actually would have been realized had HDS and OLDCO been a combined company during the specified periods.


3.      Going concern and liquidity

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $18,569,000 since inception and utilized cash of approximately $2,039,000 for operating activities during the two years ended April 30, 2005. The Company has a working capital deficit of approximately $6,048,000 and a stockholders' deficit of approximately $4,719,000 as of April 30, 2005. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent on the Company's ability to obtain financing on an as needed basis. The Company has obtained additional financing as described in Note 7 and has completed an acquisition as described in Note 2. In addition, the Company has additional financing available as described in Note 8. However, the Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management recognizes that the Company must generate additional revenue to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base, especially in the medical and cosmetic industries, through its ability to manufacture goods on a custom basis or to the exacting standards required by medical customers (See Note 18). Management also will seek to increase revenues through the development of alternative uses of its equipment, such as irradiation and sterilization services.

There can be no assurance that the Company will be able to obtain sufficient debt or equity financing and extensions of current debt obligations on favorable terms if at all, or that it will be successful in building its customer base or developing alternative uses for its equipment. If the Company is unsuccessful in building its customer base and developing alternative uses for its equipment or is unable to obtain additional financing on terms favorable to the Company there could be a material adverse effect on the financial position, results of operations and cash flows of the Company. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      Summary of significant accounting policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Revenue Recognition

Revenues are generally recognized as product is shipped to a customer. In cases where a customer requests a development project for a gel or a gel to be used as a component of a new product, the Company will recognize revenue at the time the project is completed.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

Inventories

Inventories, consisting principally of raw materials, are stated at cost on the first-in, first-out basis, which does not exceed market value.

Depreciation and Amortization

Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the estimated lives of the related assets or the remaining term of the lease, which ever is shorter.

The Company provides for depreciation and amortization over the following estimated useful lives:

        Machinery and equipment          10 Years
        Office equipment and fixtures   3-7 Years
        Leasehold improvements         Lease term
        Purchased technology              7 Years

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Therefore, basic and diluted loss per share were the same for the year ended April 30, 2005.

Income Taxes

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      Summary of Significant Accounting Policies (continued)

Investments

Available-for-sale securities are recorded at fair value, with the change in fair value during the year excluded from earnings and recorded net of tax as a component of other comprehensive income.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," approximate the carrying amounts presented in the balance sheets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and third party payors and, believes that its accounts receivable credit risk exposure is limited. The Company places its cash with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of April 30, 2005, the Company was not subject to credit risk with any financial institution beyond the insured amount.

Impairment of Long-Lived Assets

Certain long-lived assets (including purchased technology) of the Company are reviewed at least annually to determine whether there are indications that their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of April 30, 2005, management expects these assets to be fully recoverable.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company complies with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148.

The Company applies APB No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock at date of grant. Had compensation for the Company's stock options been determined as provided by SFAS No. 123 using the Black- Scholes option pricing model, the Company's consolidated net loss would have been adjusted to the pro forma amounts indicated below:

                                                             2005             2004
                                                             ----             ----
Net loss, as reported                                   $ (7,884,018)   $ (1,499,041)
Stock-based compensation determined under the
  fair value-based method, net of related tax effects   $   (241,749)            -
                                                        ----------------------------
Net loss, pro forma                                     $ (8,125,767)   $ (1,499,041)
                                                        ============================
Loss per common share, basic and diluted
  As reported                                           $      (0.50)   $        -
  Pro forma                                             $      (0.51)   $        -

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years ended April 30, 2005: no dividend yield, expected volatility of 59%, risk-free interest rate of 1.38% and three-year expected lives.

Comprehensive Income

The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 governs the financial statement presentation of changes in shareholder's equity resulting from non-owner sources. Accumulated other comprehensive income as reported in the accompanying balance sheets represents unrealized losses on available-for-sale securities.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25 ("APB No. 25"). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is February 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

     The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a "lattice" model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123R to measure the fair value of stock options.

     The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

5.      Property and equipment

Property and equipment, at cost, consist of the following at April 30, 2005:

        Machinery and equipment         $ 1,614,114
        Office equipment and fixtures        97,684
        Leasehold improvements              373,856
                                        -----------
                                          2,085,654
        Less accumulated depreciation
          and amortization                1,667,768
                                        -----------
                                        $   417,886
                                        ===========

Depreciation expense for the years ended April 30, 2005 and 2004 amounted to approximately $166,000 and $218,000, respectively.


6.      Purchased technology

In 1997 the Company purchased technology for net consideration, as amended, approximating $797,000. At April 30, 2005, the purchased technology was fully amortized. For the years ended April 30, 2005 and 2004, amortization expense related to the purchased technology amounted to approximately $85,000 and 114,000, respectively.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.      Current Debt

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

On April 21, 2004, the lender agreed to amend and restate the note in the amount of $793,053 upon the Company's entering into a Share Exchange Agreement with OLDCO which occurred on April 29, 2004. The amended note matures on December 31, 2005 and bears interest at 11% (the default rate) until such time that an aggregate interest payment of $84,000 was made, interest from such date forward until the maturity date provides for interest rate of 8%, payable at maturity. The Company made the interest payment of $84,000 on July 27, 2004. In addition, the lender agreed to release its security position on the collateral 90 days after receipt of a payment of $200,000 against the principal balance. The Company made this payment on August 13, 2004. The balance due on the note at April 30, 2005 is approximately $664,000 consisting of approximately $555,000 in principal and $109,000 of accrued interest. Interest expenses for the year ended April 30, 2005 and April 30, 2004 approximated $76,000 and $95,000 respectively.

Convertible Debentures

Convertible Debentures - Related Party

As of April 30, 2004, a related party had loaned HDS an aggregate of $1,308,000. HDS issued a series of convertible debentures in connection with these loans between the period of October 12, 1999 and August 7, 2003. On April 19, 2004, the related party agreed, upon consummation of the share exchange agreement, to extend the due dates of these debentures until December 31, 2005 and to exchange these debentures for 8% convertible debt of NEWCO based on the same ratios in the share exchange agreement (a ratio of approximately 9 NEWCO common shares for 1 common share of HDS stock and 36 NEWCO common shares for 1 preferred share of HDS stock). On May 25, 2004 the exchange was completed. This debt is convertible at approximately $.08 per share into an aggregate of approximately 15,696,000 shares of NEWCO. The debt holder, was also granted, in consideration for an extension and exchange of the debt, a warrant to acquire one share of NEWCO common stock at an exercise price of $.15 for a term of five years for each dollar of HDS debt for an aggregate issuance of 1,308,000 warrants. Approximately $75,000 of the total debt exchanged was attributed to the fair value of the warrants and $1,121,000 was attributed to the intrinsic value of the beneficial conversion feature. These amounts were recorded as equity components. The remaining balance of $112,000 was recorded as long-term debt. For the year ended April 30, 2005, the amortization of debt discount approximated $695,000. The balance due on the note at April 30, 2005 is approximately $1,046,000 consisting of approximately $1,308,000 in principal, approximately $239,000 of accrued interest, and unamortized debt discount of approximately $501,000. Interest expense for the year ended April 30, 2005 and April 30, 2004 approximated $105,000 and $100,000 respectively.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Current Debt (continued)

Convertible Debentures - Related Party (continued)

In addition, this party exchanged an aggregate of 331,500 options and warrants of HDS for an aggregate of 10,566,000 warrants of NEWCO based on the same ratios in the exchange agreement. These options/warrants are currently exercisable at prices that range between $.08 -$.39 and expire between six and seven years. Compensation expense approximating $889,000 was recorded on May 25, 2004 for the increase in the fair value of these vested HDS options/warrants as a result of the exchange. The increase in the fair value was estimated on the date of the share exchange using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 59%, risk-free interest rate of 1.38% and two to three-year expected lives.

Convertible Debentures -- Other -- Including Bridge Loans and Investment Banking Agreement

As of April 30, 2004, HDS had outstanding 8% convertible debentures in the aggregate of $625,000, of which $325,000 were issued to a broker and $300,000 were issued to a series of investors in connection with a private placement in 2002. The debentures were due on October 31, 2003. On April 19, 2004, the lenders agreed, upon consummation of the share exchange agreement, to extend the due dates of this debenture until December 31, 2005 and to exchange this debentures for 8% convertible debt of NEWCO based on the same ratios in the share exchange agreement (a ratio of approximately 9 NEWCO common shares for 1 common share of HDS stock and 36 NEWCO common shares for 1 preferred share of HDS stock). On May 25, 2004 the exchange was completed. This debt is convertible at approximately $.08 per share into an aggregate of approximately 7,500,000 shares of NEWCO. The debt holders, were also granted, in consideration for an extension and exchange of the debt, a warrant to acquire one share of NEWCO common stock at an exercise price of $.15 for a term of five years for each dollar of HDS debt for an aggregate of the issuance of 625,000 warrants. Approximately $36,000 of the total debt exchanged was attributed to the fair value of the warrants and $536,000 was attributed to the intrinsic value of the beneficial conversion feature. These amounts were recorded as equity components. The remaining balance of $53,000 was recorded as long-term debt. For the year ended April 30, 2005, the amortization of debt discount approximated $332,000. The balance due on the notes at April 30, 2005 is approximately $542,000 consisting of approximately $625,000 in principal, approximately $156,000 of accrued interest, and unamortized debt discount of approximately $239,000. Interest expense for the year ended April 30, 2005 and April 30, 2004 approximated $50,000.

In addition, these parties, inclusive of broker warrants, exchanged an aggregate of 431,619 options and warrants of HDS for an aggregate of 11,015,820 warrants of NEWCO based on the same ratios in the exchange agreement. These options/warrants are currently exercisable at prices that range between $.08 -$.39 and expire between six and seven years. Compensation expense approximating $872,000 was recorded on May 25, 2004 for the increase in the fair value of these vested HDS options/warrants as a result of the exchange.

The increase in the fair value of warrants and options in connection with the above debentures was estimated on the date of the share exchange using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 59%, risk-free interest rate of 1.38% and two to three-year expected lives.

Convertible Debentures -- Bridge Loans and Investment Banking Agreement

In June 2004 the Company borrowed $100,000 under bridge loans bearing interest at 8%. The lenders were also granted warrants to acquire 666,667 common shares at $.15 per share. These loans were converted into convertible debentures in connection with an investment banking agreement entered into in July 2004. The fair value of these warrants of approximately $40,000 was charged to debt discount in the quarter ended July 31, 2004.

On July 1, 2004, the Company entered into an investment banking agreement with Sloan Securities Corp. for the sale of up to $3,000,000 principal amount of the Company's 8% senior secured convertible notes due December 1, 2005, with interest payable on December 1 and June 1 semi-annually, either in cash or common stock, and convertible into common stock at $.15 per share. The notes are secured by the assets of the Company. Each note was issued with a five-year warrant to purchase shares of the Company's common stock at $.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. As a result of the agreement, which terminated on September 30, 2004, the Company

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  Current Debt (continued)

Convertible   Debentures  --  Bridge  Loans  and  Investment  Banking  Agreement
(continued)

received $2,295,000 in gross proceeds in connection with this agreement and issued warrants to purchase 15,300,000 shares. Under the terms of the private placement the Company has agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants. Approximately $1,108,000 of the proceeds was attributed to the fair value of the warrants and $1,004,000 to the intrinsic value of the beneficial conversion feature of the convertible debt. These amounts were recorded as equity components. The remaining balance of $183,000 was recorded as long-term debt. For the year ended April 30, 2005 the amortization of debt discount was approximately $1,160,000. The balance due on the notes at April 30, 2005 is approximately $1,420,000 consisting of approximately $2,295,000 in principal, approximately $77,000 of accrued interest, and unamortized debt discount of approximately $952,000. Interest expense for the year ended April 30, 2005 was approximately $136,000, of which approximately $77,000 is included in interest payable at April 30, 2005. On December 1, 2004, the Company issued 390,305 shares of common stock as payment for the interest due in the aggregate of approximately $59,000.

Financing fees in connection with this agreement approximated $286,000 which are being amortized over the term of the convertible notes. For the year ended April 30, 2005, the amortization of financing costs approximated $160,000.

In connection with this agreement, the Company issued the broker warrants to acquire 5,052,600 shares of NEWCO common stock at an exercise price of $.15 per share. The fair value of the warrants ($405,000) will be charged to operations over the life of the underlying debt. For the year ended April 30, 2005, approximately $238,000 was charged to operations as financing costs for these warrants.

In connection with this agreement, under the terms of a related registration rights agreement, the Company was required to file a registration statement to effectively register the common stock issuable upon the conversion of the notes and exercise of the warrants no later than 60 days after the termination of the offering. As the Company did not file the required registration statement until January 27, 2005, liquidated damages in the amount of 2% per month of the aggregate purchase price were required to be paid in cash under the terms of the agreement. The holders of the notes agreed to accept this payment in the aggregate of $91,800 in common stock of the Company. The fair value of the shares due ($91,800) has been charged to operations and this expense is included in current liabilities as these shares have not been issued at April 30, 2005.

Convertible Debentures -- Officers

As of April 30, 2004, HDS had outstanding debt due to two officers in the aggregate of $803,212, which was comprised or approximately $552,000 in payroll and $251,000 in net notes receivable including accrued interest. On April 19, 2004, the officers agreed, upon consummation of the share exchange agreement, to exchange this debt for 8% convertible debentures of NEWCO which are due on December 31, 2005. On May 25, 2004 the exchange was completed. This debt is convertible at approximately $.15 (the market price on the date of exchange) per share into an aggregate of 5,354,747 shares of NEWCO. The debt holders, were also granted, in consideration for an extension and exchange of the debt, a warrant to acquire one share of NEWCO common stock at an exercise price of $.15 for a term of five years for each dollar of HDS debt for an aggregate issuance of 803,212 warrants. Approximately $46,000 of the total debt exchanged was attributed to the fair value of the warrants and $46,000 was attributed to the intrinsic value of the beneficial conversion feature. These amounts were recorded as equity components. The remaining balance of approximately $711,000 was recorded as long- term debt. For the year ended April 30, 2005, the amortization of debt discount approximated $53,000. The balance due on the notes at April 30, 2005 is approximately $825,000 consisting of approximately $803,000 in principal, approximately $60,000 of accrued interest, and unamortized debt discount of approximately $38,000. Interest expenses for the year ended April 30, 2005 and April 30, 2004 approximated $60,000 and 27,000, respectively.

In addition, one of the officers exchanged an aggregate of 133,334 options of HDS for an aggregate of 1,200,000 warrants of NEWCO based on the same ratios in the exchange agreement. These options are currently exercisable at $.39 and expire in January 2006. Compensation expense approximating $23,000 was recorded on May 25, 2004 for the increase in the fair value of these vested HDS options/warrants as a result of the exchange.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Current Debt (continued)

Convertible Debentures -- Officers (continued)

The increase in the fair value of warrants and options in connection with the above debentures was estimated on the date of the share exchange using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 59%, risk-free interest rate of 1.38% and two to three-year expected lives.

8. Standby Equity Distribution Agreement

On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. The equity line can be drawn down upon a registration statement covering the shares being declared effective by the SEC. On November 16, 2004 the Company filed a preliminary information statement with the Securities and Exchange Commission ("SEC") to allow the Company to increase the number of common shares it is authorized to issue. This must be completed before the Company can have a registration statement declared effective by the SEC. On December 16, 2004, the SEC responded with comments pertaining to the preliminary information statement. On February 25, 2005, the Company responded to these comments and received further additional comments from the SEC on March 15, 2005, May 19, 2005 and July 5, 2005. The Company has responded to the last comments received (July 5, 2005) on August 5, 2005 and received final comments from the SEC on August 23, 2005. The information statement can be completed once the 10-KSB for the fiscal year ended April 30, 2005 is filed. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

On January 27, 2005, a preliminary registration statement was filed. On March 1, 2005, the SEC responded with comments pertaining to the preliminary registration statement. These comments will be responded to once the information statement noted above is completed. The registration statement will be effective at such time that the SEC completes its review of our responses to the comments in regard to both the preliminary information statement and the preliminary registration statement and we are able to complete the information statement. Upon completion of this process, we will file the Certificate of Amendment to increase the number of common shares we are authorized to issue. As consideration for entering into the Standby Equity Distribution Agreement, we granted Cornell Capital Partners, LP 3,266.66 shares of Series B Preferred Stock (convertible into 2,450,000 common shares) and paid a $70,000 cash consulting fee. In addition, we granted the placement agent 66.66 shares of Series B Preferred shares (convertible into 50,000 common shares). The fair value of the shares ($625,000) as well as $17,500 in fees and the $70,000 cash consulting fee associated with this agreement were recorded on the balance sheet as stock issuance costs in the quarter ended October 31, 2004.

9.   Customer deposits

At April 30, 2005, approximately $831,000 of the $839,653 of customer deposits represents deposits from a customer to be applied against future purchase orders. The deposits are non-refundable but applicable to future purchases from the Company until December 31, 2009. To the extent that any portion of the deposits is not used for purchases by the end of calendar year 2009, the deposits will be forfeited.

10.   Due to affiliates

Due to affiliates at April 30, 2005 of approximately $149,000 consists primary of temporary advances, unpaid rent and real estate taxes due to an entity owned by a related party of the Company.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Stockholders' deficit

Capitalization

Our authorized capital consists of 25,000,000 shares of common stock $0.001 par value. Shares outstanding at April 30, 2005 includes the current outstanding common shares in the aggregate of 19,517,410 shares less the 2,400,000 shares which are subject to redemption (see Note 2). In addition, we are authorized to issue 850,000 shares of our Series A Convertible Preferred Stock ("Series A Stock") and 150,000 shares of our Series B Convertible Preferred Stock ("Series B Preferred Stock") respectively. As of April 30, 2005, there were 67,000 shares of our Series A Stock outstanding and 116,686.84 shares of our Series B Preferred Stock outstanding.

Holders of common stock are entitled to one vote for each share of common stock owned on all matters to be voted on by stockholders. Our Articles of Incorporation do not contain any special voting provisions, and no corporate action requires a greater than majority vote of stockholders. Cumulative voting is not permitted in the election of directors. The holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors, in its discretion, from funds legally available therefore the common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption provisions. All outstanding shares of common stock are validly issued, fully paid, and non-assessable.

Each share of Series A Preferred Stock shall be automatically converted into 30 shares of our common stock upon the filing of an amendment to our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue. Each share of our Series A Preferred Stock shall have 30 votes per share on all matters to be voted on by all stockholders. Each share of Series A Preferred Stock when voting as a class shall be entitled to one vote per share. Until exchange for common shares as contemplated by the exchange agreement, upon any liquidation or dissolution, holders of Series A Preferred Stock shall be entitled to receive $2 per share plus an amount equal to all dividends accrued but unpaid.

Each share of Series B Preferred Stock shall be automatically converted into 750 shares of our common stock upon the filing of an amendment to our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue sufficient to convert the then outstanding shares of Series B Preferred Stock. Each share of our Series B Preferred Stock shall have 750 votes per share on all matters to be voted on by all stockholders. Each share of Series B Preferred Stock when voting as a class shall be entitled to one vote per share. Shares of Series B Preferred Stock shall rank junior to shares of Series A Stock.

Loss Per Share

Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss, diluted net loss per share was the same as basic net loss per share for the years ended April 30, 2005 and 2004, since the effect of any potentially dilutive securities would be antidilutive.

The loss per common share at April 30, 2005 includes the current outstanding common shares in the aggregate of 19,517,410 shares less the 2,400,000 shares which are subject to redemption (see Note 2). It does not include 116,687 shares of Series B preferred shares which will be converted into 87,515,132 common shares, 67,000 shares of Series A preferred shares which will be converted into 2,010,000 common shares, and 2,916,308 common shares for the prior HDS common and preferred holders who have not yet exchanged their shares. There is no loss per common share at April 30, 2004 as the historical financial statements of HDS are carried forward as those of the combined entity and at April 30, 2004 all HDS common stock is considered to be exchanged for Series B stock of NEWCO. Although the Series A and Series B preferred shares will be automatically exchanged for common shares upon the filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, they have been excluded from loss per common share, in accordance with the Emerging Issues Task Force ("EITF") 03-6 as these securities have no contractual obligation to share in the losses of the Company.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Stockholders' deficit (continued)

Loss Per Share (continued)

The following supplemental pro forma information is presented to illustrate the effects of the conversion of Series A and Series B preferred stock to common stock for the years ended April 30, 2005 and 2004:

                                                     April 30, 2005            April 30, 2004
                                                     --------------            --------------
Net Loss                                              $(7,846,958)              $(1,499,041)

Weighed average common shares outstanding
  Basic and diluted                                   104,849,245                58,884,741

Loss per common share, basic and diluted              $      (.07)              $      (.03)

The loss per common shares does not include an aggregate of 56,436,304 warrants and options outstanding and 43,850,747 shares issuable under the terms of convertible debt. The effect of these securities would be antidilutive.

12.    Income taxes

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards.

The tax effects of significant items comprising the Company's net deferred tax asset as of April 30, 2005 are as follows:

                                                    2005            2004
Deferred tax asset
 Net operating loss carryforward                $ 6,618,000     $ 3,435,000
 Tax basis of intangible assets in
  excess of book basis                              162,000         150,000
                                                ---------------------------
Deferred tax asset                                6,780,000       3,585,000

Valuation allowance                              (6,780,000)     (3,585,000)
                                                ---------------------------
Net deferred tax asset                          $       -       $       -
                                                ===========================

The increase in valuation allowance of $3,195,000 and $475,000 for the years ended April 30, 2005 and 2004 respectively is primarily attributable to the Company's additional net operating losses. At April 30, 2005, the Company has federal and state net operating loss carryforwards of approximately $16,545,000, which expire beginning in 2012.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. Income taxes (continued)

Ownership  changes  resulting from the Company's  issuance of capital stock (see
Note 2) may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is determined based upon the Company's value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitation in future years. The amount of such limitation, if any, has not been determined.

The following table presents the principal reasons for the differences between the effective tax rate and the U.S. Federal statutory income tax rate attributable to continuing operations for the years ended April 30, 2005 and 2004:

                                                                          2005            2004
U.S. federal statutory income tax rate                                  (34.0)%          (34.0)%
State and local statutory income tax rate (net of Federal Benefit)       (7.3)%           (7.3)%
Change in the valuation allowance                                        40.0%             31.7%
Other                                                                     1.3%              9.6%
                                                                        ------------------------
                                                                          0.0%              0.0%
                                                                        ========================

13.    Commitments and contingencies

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

Consulting Agreements

On May 25, 2004, the Company entered into a two-year consulting agreement with an affiliate of an interim officer and consultant of OLDCO which provided for the issuance of 2,000,000 shares of common stock and a minimum monthly consulting fee of $7,500 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the 2,000,000 shares of common stock ($300,000 based on the market price of $.15 on the date of the agreement) was charged to operations in the quarter ended July 31, 2004. As of April 30, 2005, the Company has prepaid approximately $23,000 in consulting fees associated with this agreement.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.    Commitments and contingencies (continued)

Consulting Agreements (continued)

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

On November 1, 2004, the Company entered into a one-year advisory services agreement which provides for compensation of $10,000 per month, of which $1,800 shall by payable in cash and $8,200 shall be payable, at the Company's discretion, in cash or in common stock of the Company. The common stock payment shall be based each month on the closing bid price of the Company's common stock on the first day of the month for which payment is due. The consultant shall have customary piggyback registration rights with respect to any shares issued under this agreement As of April 30, 2005 the Company has accrued the monthly minimum compensation of $1,800. The fair value of the shares due under the agreement ($49,200) has been charged to operations and this expense is included in current liabilities as these shares have not been issued at April 30, 2005.

On November 15, 2004, the Company entered into a one-year consulting agreement for research and public relations services which provided for the issuance of 276,000 shares of restricted common stock and a one-time consulting fee of $500. The fair value of the shares due under the agreement ($46,920 based on the market price of $.17 on the date of the agreement) has been charged to operations and this expense is included in current liabilities as these shares have not been issued at April 30, 2005.

On December 14, 2004, the Company entered into two four-month consulting agreements for advisory services related to financial matters and marketing. Each agreement provides for the payment of a monthly fee of $7,800 and the issuance of a five-year warrant to purchase 40,000 shares of the common stock of the Company exercisable at the closing price on the date of the agreement ($.15). The warrants vest at the rate of 10,000 shares per month. The fair value of the warrants (warrants ($12,000) were charged to operations in the current fiscal year.

On December 20, 2004, the Company entered into a one-year advisory services agreement which provides for compensation in the form of a five year warrant to purchase 204,000 shares of the common stock of the Company at an exercise price of $.15. The warrants vest at the rate of 1/3 immediately, 1/3 on the six month anniversary of the agreement and 1/3 one year from the agreement date. The fair value of the warrants vested as of April 30, 2005 ($10,200) were charged to operations in the current fiscal year.

Lease

On October 1, 1998, OLDCO entered into a ten-year lease through September 30, 2008 for rental of office facilities. The lease provides for escalations for scheduled rent increases and for the Company's proportionate share of increases in real estate taxes and maintenance costs. On March 4, 2000, OLDCO entered into a sublease agreement for the October 1998 lease with a company in which a prior major shareholder of OLDCO is a stockholder. The sublease expires on September 30, 2008. The sublease rent is being paid directly to the landlord by the sublease tenant.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.    Commitments and contingencies (continued)

Lease (continued)

Aggregate future minimum rental payments and sublease payments under the operating lease set forth above as of April 30, 2005 are as follows:

                                   Rent            Sublease
                                  payment           income            Net
                                -----------       -----------      --------
Year ending April 30,
    2006                            178,710           178,710             -
    2007                            178,710           178,710             -
    2008                            178,710           178,710             -
    2009                             44,678            44,678             -
                                -----------       -----------      --------

                                $   580,808       $   580,808      $      -
                                ===========       ===========      ========

In June 2000, OLDCO received a payment for future rent of $397,800 from the subtenant under the sublease with respect to the October 1998 lease. This payment was recorded as deferred sublease income and will be recognized as revenue on a straight-line basis over the lease term. At April 30, 2005, deferred sublease income is approximately $164,000, of which approximately $47,000 is included in current liabilities.

Litigation

Except for the claims against former subsidiaries of OLDCO, as described in the OLDCO's April 30, 2004 10-KSB filing, the Company and its subsidiaries were not involved in any other material legal proceedings during the year ended April 30, 2005.

The NAC entities, formerly subsidiaries of OLDCO, are subject to a number of claims and alleged violations. Pursuant to the stock purchase and assumption agreement dated as of April 29, 2004, and completed as part of the terms of the share exchange agreement with HDS on May 25, 2004, between OLDCO and NAC Calabria Acquisition Corporation (the "Purchaser"), the Purchaser became responsible for all liabilities of our previous business conducted by the NAC Entities.


14.  Related party transactions

On January 25, 2002, HDS entered into a lease for a manufacturing facility that was purchased by an entity owned by a related party, which provides for minimum monthly rental payments of $11,687 and expires in 2012. The rent increases by 5% every two years for the duration of the lease. On September 30, 2002, in consideration for extension of certain debt (see Note 7) due to the related party, the rent increase of 5% effective February 1, 2004 was increased by an additional 10%. The rent increases subsequent to that date, every two years, remain at 5% of the prior period amount inclusive of the 10% additional one-time increase.

On  April  1,  2004,   HDS,  along  with  other   co-tenants,   entered  into  a
month-to-month lease for office space with an entity majority-owned by a director of the Company, which provided for a monthly lease payment beginning in August of 2004 of $2,276. This lease payment was increased to $3,004 per month effective March 1, 2005 due to reallocation of the space with other tenants.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Related party transactions (continued)

Minimum annual rentals under the manufacturing facility lease are approximately as follows:

      Year ending April 30
            2006                        $  164,000
            2007                           170,000
            2008                           172,000
            2009                           179,000
            2010                           181,000
         Thereafter                        328,000
                                        ----------
                                        $1,194,000
                                        ==========

Rent expense for the years ended April 30, 2005 and 2004 was approximately $196,000 and $186,000, respectively.


15.   Major customers

Customers accounting for 10% or more of revenue for the years ended April 30, 2005 and 2004 are as follows:

                                              April 30,
                                        2005              2004
                                        ----              ----
Customer A                            $353,000           $73,000
Customer B                             108,000            80,000
Customer C                                -              195,000
Customer D                                -               72,000
                                      --------          --------
                                      $461,000          $420,000
                                      ========          ========

Accounts receivable from these customers aggregated approximately $82,000 at April 30, 2005.


16.   Stock options and warrants

The Company's 1999 Stock Option Plan ("1999 Plan") provides that key employees are eligible to receive incentive stock options or nonqualified stock options and that directors and advisors shall be eligible to receive nonqualified options. Under the 1999 Plan, the Company may grant options to purchase up to a total of 1,000,000 shares of common stock. As of April 30, 2005, there were 1,000,000 options available for future grants. For options granted to greater than 10% shareholders, the exercise price of the options must be fixed at not less than 110% of the fair market value on the date of grant. The maximum term of these options may not exceed five years from the date of grant.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.   Stock options and warrants (continued)

The following table summarizes the options and warrants granted to officers, employees consultants and convertible debt holders for the period from April 30, 2003 through April 30, 2005:

                                                               Number of shares
                                                     ---------------------------------------
                                                                                                              Weighted
                                                                                                  HDS         Average
                                       Total                                                    Warrants      Exercise
                                       number            NEWCO                HDS    -----------------------  price per
                                      of shares     Options    Warrants    Options   Common Stock  Preferred  share
                                     ----------     -------    --------   --------   ------------  ---------  ---------
 Options and Warrants outstanding
    at May 1, 2003                    1,027,870                            425,000    167,500     435,370       $3.13

Expired - Options                       (66,666)                           (66,666)                              3.50

Granted - Warrants                      109,750                                                   109,750        3.00
                                      ---------   ---------  ---------    --------   --------    --------    ---------
Options and Warrants outstanding
    at April 30, 2004                 1,070,954                            358,334    167,500     545,120        3.26
                                      ---------   ---------  ---------    --------   --------    --------    ---------
Options and Warrants due to
    reverse acquisition              26,895,866   3,375,000  24,591,820   (358,334)  (167,500)   (545,120)       0.12

Cancelled -- options                   (750,000)   (750,000)                                                     0.61

Granted -- Warrants                  24,039,484              24,039,484                                         $0.21

Granted -- Options                    5,180,000   5,180,000                                                     $0.16
                                      ---------   ---------  ---------    --------   --------    --------    ---------
Options and Warrants outstanding
    At April 30, 2005                56,436,304   7,805,000  48,631,304          -          -           -       $0.16
                                     ==========   =========  ==========   ========   ========    ========    =========

The following table summarizes information about the stock options and warrants granted to officers, employees and consultants at April 30, 2005:

                                                                                          Options and
                                 Options and Warrants Outstanding                     Warrants Exercisable
                                 --------------------------------                     --------------------

                             Number             Weighted-                          Number
                           Outstanding           Average        Weighted-        Exercisable         Weighted-
                               at               Remaining        Average             at               Average
   Range of                 April 30,          Contractual      Exercise          April 30,          Exercise
Exercise Prices               2005                Life            Price             2005               Price
---------------            -----------         -----------      ---------        -----------         ---------
   $0.05- $0.15             37,948,798            5.3  years        $0.11          34,812,798            $0.10
   $0.25- $0.39             18,487,506            4.2  years        $0.27          18,487,506            $0.27
                           -----------                              -----           ---------            -----
                            56,436,304                              $0.16          53,300,304            $0.16
                           ===========                              =====          ==========            =====

17.  Employee benefit plan

The Company maintains a 401(k) plan that allows all full-time employees to participate immediately in the plan. The plan is funded 100% by employee contributions as the Company does not make any matching contributions.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     Subsequent  events

Payroll Taxes

Subsequent to April 30, 2005, the Company became delinquent with regard to the submission of certain federal payroll tax obligations due to cash flow deficiencies. These liabilities approximated $104,000, exclusive of penalties and interest assessed as of October 12, 2005. The total amount of the delinquent payroll taxes due were paid on October 13, 2005 with funds advanced from a
related  party.  The  penalties  and  interest   assessed  are  currently  being
contested.

Agreement

On October 3, 2005, the Company entered into an agreement with an entity affiliated with a Director of the Company. The agreement grants the Company the exclusive rights to manufacture patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts and to distribute, along with the entity, these products in North America in consideration of a 7-10% royalty based on sales. The agreement also requires the Company to purchase certain equipment from the entity and provides for a supply agreement between the Company and the entity. Products to be manufactured under this agreement will be sold for use in cosmetic, medical, and household markets including the foot-care market under the brand name DRYZ, a registered trademark.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Changes in Registrant's Certifying Accountant.

On October 6, 2004, the Registrant dismissed BP Audit Group, as its independent registered public accounting firm, and engaged Rothstein Kass as its new independent registered public accounting firm for the fiscal year ending April 30, 2005. BP Audit Group audited the Company's financial statement (OLDCO) for fiscal year ending April 30, 2004. Grant Thornton LLP was the Company's (OLDCO) independent auditor for fiscal year ending April 30, 2003. Rothstein Kass was the public accounting firm for HDS, the accounting acquirer as a result of the reverse acquisition, for the years ending April 30, 2004 and 2003 and was retained as the auditors of NEWCO on October 6, 2004.

BP Audit Group's report on the Company's financial statements (OLDCO) for the fiscal year ended April 30, 2004 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report on the Company's financial statements for the fiscal year ended April 30, 2004 raised a substantial doubt about the ability of the Company to continue as a going concern due to losses from operations and net working capital and stockholders' equity deficiencies.

During the Registrant's two most recent fiscal years, and the subsequent interim period preceding BP Audit Group's dismissal, the Company had no disagreements or reportable events with the BP Audit Group on any matter of accounting principles, or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the BP Audit Group would have caused them to make reference thereto in their reports on the financial statements for such years.

During the Registrant's two most recent fiscal years, and the subsequent interim period preceding BP Audit Group's dismissal, the Registrant has not consulted with Rothstein Kass regarding any matters or reportable events described in Items 304 (a)(2) of Regulation S-B.

ITEM 8A.  CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term disclosure controls and procedures to be a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions' rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's principal executive officer and principal financial officer, have concluded that the disclosure controls and procedures were effective as of April 30, 2005, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year April 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

As of October 12, 2005, our directors and executive officers were as follows:



        Name           Age             Position with the Company
        ----           ---             -------------------------

  Matthew Harriton     41              President, Principal Executive
                                       Officer and  Director
  Geoffrey Donaldson   62              Chief Operating Officer and Director
  Karen Nazzareno      48              Chief Financial Officer
  Richard Selinfreund  47              Director
  Gene E. Burelson     64              Director
  Wayne M. Celia       50              Director
  Joel S. Kanter       48              Director
  Arlen Reynolds       63              Director

     Matthew L. Harriton became our Chairman of the Board of Directors, Chief Executive Officer and President in May 2004. He has served as Chief Executive Officer of HDS since October 1996, and also serves as Chief Executive Officer, Chief Financial Officer and Director of Embryo Development Corporation, a company formerly involved in the medical device development industry, since January 1996. Prior to joining Embryo Development Corporation, Mr. Harriton's professional experience included positions at CIBC Wood Gundy Securities
Corporation, Coopers & Lybrand, and The First Boston Corporation. He is a graduate of Lehigh University and received his M.B.A. from Duke University's Fuqua School of Business.

     Geoffrey Donaldson became a Director in December 2004. He is currently and has been since January 2000 Chief Operating Officer of HDS. He is also Chief Executive Officer of Sea Change Group, LLC, a consulting firm which provides capitalization and management skills to start-up companies. Prior to that, Mr. Donaldson was President of the Revlon Department Store Group and Chief Executive Officer of Asian American Partners. He is a graduate of L.I. University and has performed graduate work at both Harvard Business School and Wharton School Of Business, University of Pennsylvania.

     Karen Nazzareno became our Chief Financial Officer in May, 2004. She has served as Chief Financial Officer of HDS since January 1999 and Controller since October 1996. Prior to joining HDS Ms. Nazzareno's professional experience included positions as Assistant Controller at Fischbach Corporation, and audit supervisor at Holtz Rubenstein, a public accounting firm. She is a graduate of Dowling College and a licensed CPA in the State of New York.

     Richard Selinfreund became a Director in October 2004. From May 1997 to the present, he has been president and Chief Technology Officer of Verification Technology, Inc., a biotech company specializing in developing brand equity protection technology; specifically, technology to detect counterfeiting/adulteration of pharmaceuticals, beverages and CDs. From August 1994 to May 1997, he was president of Lion Laboratories Inc., a testing laboratory for consumer products. From September 1993 to June 1994, he was a research scientist with the department of pharmacology of Yale University school of medicine.

     Gene E. Burelson became a director in December 2004. From June 2002 to the present he has been a private investor in healthcare companies. From January 2000 to June 2002, he served as Chairman of the Board of Directors of Mariner Post-Acute Network Inc., an operator of long term health care facilities. From

October 1989 to November 1997 he served as Chairman of the Board of GranCare Inc., and from December 1990 to February 1997, its President and CEO. Mr. Burelson is involved with several private health care companies as an investor and member of the board of directors.

     Wayne M. Celia became a director in December 2004. He has been President of Dicon Technologies, a wholly-owned subsidiary of Berkshire Hathaway, Inc. since 1997. From 1975 until 1997, Mr. Celia founded Dicon Inc., WP Industries, TekPak Inc. and Dicon Systems Inc., all of which have been acquired by Berkshire Hathaway.

     Joel S. Kanter became a director in December 2004. Since July 1986, he has served as President of Windy City Inc., a privately held investment firm. Mr. Kanter has also been President of Chicago Advisory Group Inc., a privately held equity financing and consulting company. Since its inception in November 1999, Mr. Kanter serves on the boards of directors of several public companies as well as a number of private concerns.

     Arlen Reynolds became a director in December 2004. He is currently and has been since 1997, a private investor and strategic advisor to healthcare companies. From 1995 to 1997, Mr. Reynolds was President of TeamCare, Inc., an institutional pharmacy company. From 1972 to 1995, he served as CEO of, among others, Brookwood Medical Center in Birmingham, Alabama and Park Plaza Hospital in Houston, Texas. Mr. Reynolds serves on the boards of several private companies and not-for-profit charitable organizations.

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

To our knowledge, based on a review of the Section 16 reports, no person has failed to file reports required under Section 16(a) of the Exchange Act during fiscal 2005.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the Company's last three fiscal years, all compensation awarded to, earned by or paid to all persons serving as the Company's chief executive officer ("CEO") or interim CEO in fiscal 2005 and the most highly compensated executives officer of the Company other than the CEO or interim CEO whose salary and bonus payments exceeded $100,000 in fiscal 2005.

-------------------------------------------------------------------------------------------------------------------------------
                                                Summary Compensation Table
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        Long Term Compensation
-------------------------------------------------------------------------------------------------------------------------------
                                        Annual Compensation                       Awards                     Payouts
-------------------------------------------------------------------------------------------------------------------------------
   Name and         Year       Salary ($)    Bonus ($)       Other       Restricted    Securities       LTIP       All Other
  Principal                                                  Annual        Stock       Underlying   Payouts ($)  Compensation($)
   Position                                               Compensation     Award(s)     Options/
                                                              ($)            ($)         SARS(#)
-------------------------------------------------------------------------------------------------------------------------------
Matthew           2005          143,700       -0-            *            -0-          5,000,000      -0-           -0-
Harriton,    ------------------------------------------------------------------------------------------------------------------
Chairman          2004           75,000       -0-            *            -0-           -0-           -0-           -0-
of the Board,   ---------------------------------------------------------------------------------------------------------------
President, and    2003           30,400       -0-            *            -0-           -0-           -0-           -0-
CEO (1)
-------------------------------------------------------------------------------------------------------------------------------
Karen             2005           95,300       -0-            *            -0-           -0-           -0-           -0-
Nazzareno  ----------------------------------------------------------------------------------------------------------------
CFO               2004           78,500       -0-            *            -0-           -0-           -0-           -0-
        ----------------------------------------------------------------------------------------------------------------
                  2003           60,400       -0-            *            -0-           -0-           -0-           -0-

-------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------------

(1) Approximately $80,000 of salary for the years 2003 and 2004 were accrued but not paid and were converted to debt as part of the terms of the share exchange agreement.

* Less than $50,000

Except as set forth above, no other options or warrants have been issued to our officers and directors named in the above summary compensation table during the last three fiscal years.

Options/SAR Grants in Last Fiscal Year

     During fiscal 2005 the following option grants were made to the named executive officers:

                                  % of Total
                                  Options
                     Number of    Granted                                           Hypothetical
                      Options     Officers/Employees  Exercise       Expiration      Value at
      Name            Granted     in Fiscal Year       Price(1)         Date         Grant Date
      ----           ---------    --------------      --------       ----------     ------------
Matthew Harriton     5,000,000        100.0%              $ .15        5/19/09         $327,191

The hypothetical value of the options as of their date of grant has been calculated using the Black-Scholes option-pricing model, as permitted by SEC rules, based upon various assumptions, which include: no dividend yield, expected volatility of 59%, risk free interest rate of 1.38% and expected lives of 3 years. The approach used in developing the assumptions upon which the Black-Scholes valuations were calculated is consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." It should be noted that this model is only one method of valuing options, and our company's use of the model should not be interpreted as an endorsement of its accuracy. The actual value of the options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the common stock over the option exercise price at the time of exercise.


Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value

Information relating to the number and value of options exercised during the year and held at year end by such officers is set forth in the following table:

Aggregated  Option/SAR  Exercises  in  Fiscal  2005  and  Fiscal  2005  Year-End
Option/SAR Value
---------------------------------------------------------------------------------------------------------------------------------
         (a)                      (b)                  (c)                          (d)                           (e)

        Name                 Shares Acquired       Value Realized           Number of Securities         Value of Unexercised
                              on Exercise              ($)                 Underlying Unexercised         In-the-Money Options/
                                                                          Options/SAR at 4/30/05            SARs at 4/30/05
                                                                          Exercisable/ Unexercisable   Exercisable/Unexercisable
                                                                                    (#) (1)                      ($) (2)
---------------------------------------------------------------------------------------------------------------------------------
Matthew Harriton                   -0-                   -0-                     2,000,000/3,000,000            -0-/-0-
---------------------------------------------------------------------------------------------------------------------------------

(1) Shares of Common Stock. Mr. Harriton was granted 5,000,000 options in connection with his employment agreement on May 19, 2004 of which 2,000,000 are immediately exercisable and 1,000,000 are exercisable on each of the first, second and third anniversaries of the agreement.
(2)  Based on the closing price ($.12) of shares quoted on April 28, 2005.

                                       30

Long-Term Incentive Plans

Not Applicable.


Compensation of Directors


During the fiscal year ended April 30, 2005, no director received any compensation for services provided in such capacity. Directors are reimbursed for any expenses incurred by them in connection with their activities on behalf of Nesco.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On May 19, 2004 we entered into an employment agreement with Mr. Matthew Harriton for a term of three years with an automatic one year extension. The agreement provides for an annual base salary of $120,000 with annual increases of 10%. The agreement also provides for an annual performance bonus based on an annual operating profit in excess of $500,000. The agreement provides for certain payments in the event of death, disability or change in control. In addition, the officer was granted nonqualified options, effective the date of the closing of the share exchange agreement, to purchase 5,000,000 shares of common stock for a period of 5 years. The option is immediately exercisable for the purchase of 2,000,000 shares and exercisable as to an additional 1,000,000 shares commencing on each of the first, second, and third anniversaries of the closing date, respectively, provided that optionee remains an employee. The options are exercisable at the "Applicable Trading Price" in the Share Exchange Agreement which is the lesser of (i) the average closing bid price per share of our common stock for 30 consecutive trading days prior to the closing date and
(ii) the average closing bid price per share of our common stock for 30 consecutive trading days commencing on the 31st day following the effective date of the Reverse Split as defined in the share exchange agreement; provided however, the exercise price shall be the price determined under (i) at any time prior to the Reverse Split. The average bid closing price for 30 consecutive trading days prior to the closing was $.15.

On November 22, 2004, this employment agreement was amended and restated. The amended and restated agreement provides for annual compensation of $200,000 effective January 1, 2005, with a 10% increase each year on December 31 during the term of the agreement. The annual performance bonus was eliminated and bonuses now are to be paid at the discretion of the Board of Directors. The agreement was also extended to December 31, 2009. All other terms remained the same as in the original agreement.

Report on Repricing of Options/SARS

None.

lTEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

On October 12, 2005 the authorized voting stock of the Company consisted of 25,000,000 shares of common stock, par value $0.001, 850,000 shares of Series A preferred stock and 150,000 shares of Series B preferred stock. Each share of common stock is entitled to one vote; each share of Series A Stock is entitled to 30 votes and each share of Series B Stock is entitled to 750 votes. On October 12, 2005 there were 20,136,225 shares of common stock, 67,000 shares of Series A Stock and 116,686.84 shares of Series B Stock issued, outstanding and entitled to vote. For this purpose, each outstanding share of Series A Stock has been treated as having been converted into 30 common shares and each outstanding share of Series B Stock has been treated as having been converted into 750 common shares. The Company is in the process of increasing its authorized common number of shares to 400,000,000 shares at which time Series A and Series B stock will be exchanged for common shares. Upon conversion, these shares would aggregate 109,661,357 common shares.

     The following table sets forth the beneficial ownership as of October 12, 2005 with respect to the beneficial ownership of the Company's common stock by officers and directors, individually and as a group, and all holders of more than 5% of the common stock. For this purpose, each outstanding share of Series A Stock has been treated as having been converted into 30 shares of common stock and each outstanding share of Series B Preferred Stock has been treated as having been converted into 750 shares of common stock. Unless otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the beneficial owners indicated.

Name and Address of                         Amount and Nature of                          Percent
Beneficial Owner                            Beneficial Ownership (1)                     of Class
---------------------------------------------------------------------------------------------------
Santo Petrocelli, Sr.
c/o Nesco Industries, Inc.
305 Madison Avenue
New York, NY  10165 (2)                              19,741,667                             17.80%

Matthew Harriton
c/o Nesco Industries, Inc.
305 Madison Avenue
New York, NY  10165 (3)                               7,910,244                              6.85%

Cornell Capital Partners L.P.
101 Hudson Street
Jersey City, New Jersey 07302 (4)                    12,074,739                             10.15%

Karen Nazzareno
c/o Nesco Industries, Inc.
305 Madison Avenue
New York, NY  10165                                     180,000                               *


Richard Selinfreund
c/o Nesco Industries, Inc.
305 Madison Avenue
New York, New York 10165                                    -0-                               *


Geoffrey Donaldson
c/o Nesco Industries, Inc.
305 Madison Avenue
New York, New York 10165 (5)                           3,962,715                            3.49%

Gene E. Burelson
c/o Nesco Industries, Inc.
305 Madison Avenue
New York, New York  10165                                    -0-                             *

Wayne M. Celia
c/o Nesco Industries, Inc.
305 Madison Avenue                                           -0-                             *
New York, New York  10165

Joel S. Kanter
c/o Nesco Industries, Inc.
305 Madison Avenue
New York, New York  10165                                    -0-                             *

Arlen Reynolds
c/o Nesco Industries, Inc.
305 Madison Avenue
New York, New York  10165                                    -0-                             *

Richard Harriton
305 Madison Avenue, Suite 4510
New York, NY  10165 (6)                               27,840,007                          20.29%

KSH Strategic Investments
575 Jericho Turnpike
Jericho, NY  11753 (7)                                10,316,500                           8.90%

Directors and Officers
as a Group (8 persons)                                12,052,959                          10.09%

     * Less than 1% unless otherwise indicated.

     (1) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights. Additionally, the number of shares shown assumes the conversion or exercise of all Series A Stock, Series B Preferred Stock, Convertible Debentures, warrants and vested options.

     (2) Mr. Petrocelli was the Chairman and a director until June 22, 2004. The above number of shares beneficially owned includes 2,900,000 shares owned of record by Petrocelli Industries, Inc. and 566,667 shares owned by SMFS Corp. Mr. Petrocelli is the President and Chief Executive Officer of Petrocelli Industries, Inc., and beneficially owns 25% of its outstanding capital stock. The other 75% is owned by members of Mr. Petrocelli's family. Mr. Petrocelli is the President of SMFS Corp. In addition, the number of shares beneficially owned includes 1,000,000 shares issuable upon the exercise of a warrant issued in March 2002 to Mr. Petrocelli and 275,000 shares issuable upon the exercise of a warrant issued in December 2003 to Petrocelli Industries, Inc.

     (3) Mr. Matthew Harriton is our President, Chief Executive Officer and a director. Prior to the share exchange agreement with HDS and currently, Mr. Harriton remains as CEO and a director of the Company. Mr. Harriton is also CEO and a director and the holder of approximately 32.1% of the outstanding common and Class B shares of Embryo Development Corp., a public company traded under the symbol "EMBR" which holds a 4.44% beneficial interest in us. The above number of shares beneficially owned includes 2,430,647 shares issuable upon the conversion of debt, 364,597 shares issuable upon exercise of a warrant granted for the extension of debt, and 3,000,000 of a total of 5,000,000 shares issuable upon exercise of a warrant granted as part of Mr. Harriton's employment agreement in May 2004, 2,000,000 of which are not exercisable until after the second anniversary of his employment agreement.

     (4) The above number of shares beneficially owned by Cornell Capital includes 4,666,669 shares issuable upon the conversion of a debenture, and 4,666,669 shares issuable upon the exercise of warrants granted in conjunction with a convertible debenture. Marc Angelo and Troy Willow, the President and Senior Vice President, Capital Markets, respectively, of Cornell Capital Partners L.P. hold voting and investment control over the shares held by Cornell.

     (5) Mr. Donaldson, a director, is also a director and the Chief Operating Officer of HDS. The above number of shares beneficially owned includes 2,924,100 shares issuable upon the conversion of debt, 438,615 shares issuable upon exercise of a warrant granted for the extension of debt, and 600,000 shares issuable upon exercise of a warrant granted as part of Mr. Donaldson's previous employment agreement with HDS in January 2000.

     (6) The above number of shares beneficially owned by Mr. Richard Harriton includes 15,696,000 shares issuable upon the conversion of debentures, and 11,874,007 shares issuable upon the exercise of warrants granted in conjunction with convertible debentures and for the extensions of debenture debt of HDS. Both the convertible debenture and the related warrants have been converted to our debt and warrants. Mr. Richard Harriton is a related party of Mr. Matthew Harriton, a director and officer (See (3) above).

     (7) The above number of shares beneficially owned by KSH Strategic Investment Fund includes 3,900,000 shares issuable upon the conversion of a debenture, 2,417,500 shares issuable upon the exercise of warrants granted in conjunction with a convertible debenture and for the extensions of such debenture debt of HDS. Both the convertible debenture and the related warrants have been converted to our debt and warrants. Cary Sucoff and Harvey Kohn, each a manager of KSH Strategic Investment Fund, hold voting and investment control over the shares held by KSH. Strategic Investment Fund.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of April 30, 2005 with respect to compensation plans and individual compensation arrangements under which the Company's common stock is authorized for issuance.

-------------------------------------------------------------------------------------------------------------------
                                                                                              Number of securities
                                                                                              remaining available
                                                                                              for future issuance
                                       Number of securities to   Weighted-average exercise     under equity plans
                                       be issued upon exercise      price of outstanding     (excluding securities
                                       of outstanding options,     options, warrants, and     reflected in column
                                         warrants, and rights    rights compensation plans            (a))
            Plan Category                        (a)                        (b)                       (c)
-------------------------------------------------------------------------------------------------------------------
1999 Incentive Stock Option Plan(1)
(previously approved by security                   -0-                     ----                     1,000,000
holders)

-------------------------------------------------------------------------------------------------------------------
Securities to be issued upon the
exercise of outstanding options,            5,000,000(2)                   $0.15                        --
warrants and rights granted to
officers, directors and employees
not pursuant to a plan

-------------------------------------------------------------------------------------------------------------------
                Total:                      5,000,000                      $0.15                   1,000,000
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

     (2) Includes options granted to Chairman Matthew Harriton in May 2004 exercisable for up to 5,000,000 shares of common stock of which 2,000,000 are immediately exercisable and 1,000,000 are exercisable on each of the first, second and third anniversaries of the agreement at an exercise price of $.15. These options expire in May 2009.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships and related transactions of the Company (NEWCO) for the prior two fiscal years are as follows :

     In the prior two fiscal years, the Company had an aggregate balance due to an affiliate, Embryo Development Corp., in connection with an $850,000 8% revolving line of credit, which expired in September 2002. The balance due on this obligation was approximately $69,000 at April 30, 2003, and $15,000 at April 30, 2004. Subsequent to April 30, 2004, the balance with accrued interest has been paid in full. Embryo Development Corp. held approximately 11.4% of the common stock of HDS prior to the exchange agreement and currently holds approximately 4.44% of the common stock of the Company as a result of the exchange. HDS was a majority subsidiary of Embryo Development Corp. Since the inception of HDS, Embryo Development Corp.'s equity interest has decreased as financings have occurred. Matthew Harriton, our President, Chief Executive Officer and director, is also CEO and a director and the holder of approximately 32.1% of the outstanding common and Class B shares of Embryo Development Corp.

     On January 25, 2002, the manufacturing facility of HDS was purchased by an entity owned by a related party, Mr. Richard Harriton, the father of Mr. Matthew Harriton, the then CEO and President of HDS and currently the CEO and President of the Company (subsequent to the exchange agreement). In addition, Mr. R. Harriton has a beneficial ownership of approximately 20.29% upon conversion of all outstanding warrants and debt issued to him in the Company and holds debt in the amount of $1,308,000 convertible to 15,696,000 shares of common stock as a result of the exchange agreement. On January 25, 2002, HDS entered into a lease with 2150 Cabot, LLC, an entity owned by Mr. R. Harriton, which provides for minimum monthly rental payments of $11,687 and expires in 2012. The rent increases by 5% every two years for the duration of the lease. On September 30, 2002, in consideration for extension of certain debt due, the rent increase of 5% effective February 1, 2004 was increased by an additional 10%. The rent increases subsequent to that date, every two years, remain at 5% of the prior period amount inclusive of the 10% additional one-time increase. HDS also entered into a month to month lease for office space with another entity, Park Avenue Consulting, owned by Mr. R. Harriton in December 1, 2001 which terminated in April 2004. Unpaid rents of approximately $77,000 and $229,000 were due to Mr. R. Harriton on these leases as of April 30, 2005 and April 30, 2004, respectively. In addition, Mr. Harriton made temporary advances to the Company during 2005, of which approximately $78,000 is due to Mr. Harriton at April 30, 2005.

     As of April 30, 2004, Mr. Richard Harriton had loaned HDS an aggregate of $1,308,000. HDS issued a series of convertible debentures in connection with these loans between the period of October 12, 1999 and August 7, 2003. On April 19, 2004, Mr. Harriton agreed, upon consummation of the share exchange agreement, to extend the due dates of these debentures until December 31, 2005 and to exchange these debentures for 8% convertible debt of NEWCO based on the same ratios in the share exchange agreement (a ratio of approximately 9 NEWCO common shares for 1 common share of HDS stock and 36 NEWCO common shares for 1preferred share of HDS stock). On May 25, 2004 the exchange was completed. This debt is convertible at approximately $.08 per share into an aggregate of approximately 15,696,000 shares of NEWCO. Mr. Harriton, was also granted, in consideration for an extension and exchange of the debt, a warrant to acquire one share of NEWCO common stock at an exercise price of $.15 for a term of five years for each dollar of HDS debt for an aggregate of the issuance of 1,308,000 warrants. The balance due on the note at April 30, 2005 is approximately $1,046,000 consisting of approximately $1,308,000 in principal, approximately $239,000 of accrued interest, and unamortized debt discount of approximately $501,000. Interest expense for the year ended April 30, 2005 and April 30, 2004 approximated $105,000 and $100,000 respectively. In addition, Mr. Harriton exchanged an aggregate of 331,500 options and warrants of HDS for an aggregate of 10,566,000 warrants of NEWCO based on the same ratios in the exchange agreement. These options/warrants are currently exercisable at prices that range between $.08 -$.39 and expire between six and seven years. Compensation expense approximating $889,000 was recorded on May 25, 2004 for the increase in the fair value of these vested HDS options/warrants as a result of the exchange.

At April 30, 2004 we had notes payable, including interest, of approximately $370,000 due to Mr. Matthew Harriton, the President and CEO of HDS. The notes were at an interest rate of 10% per annum and collateralized by the accounts receivable of HDS. On May 1, 1999, 200,000 options, which were previously granted to Mr. M. Harriton under the terms of an employment agreement, were exercised at a price of $.40 and 200,000 shares of common stock were issued. We received a promissory note dated May 1, 1999 from Mr. M. Harriton in the amount of $80,000 for payment of the shares. The note matured on May 1, 2004, with interest at 8% and was secured by the related securities. On May 25, 2004, this note and related interest in the aggregate amount of $112,000 was cancelled and applied as a reduction of the notes due to the officer. At April 30, 2004, HDS also owed Mr. M. Harriton approximately $113,000 in accrued payroll. On May 25, 2004, the remaining aggregate balance of approximately $365,000 due to Mr. M. Harriton on that date was exchanged for convertible 8% debentures of NEWCO which mature in December 2005. This debt is convertible at approximately $.15 per share into an aggregate of approximately 2,431,000 shares of NEWCO. Mr. Harriton, was also granted, in consideration for an extension and exchange of the debt, a warrant to acquire one share of NEWCO common stock at an exercise price of $.15 for a term of five years for each dollar of HDS debt for an aggregate of the issuance of approximately 365,000 warrants. The balance due on the note at April 30, 2005 is approximately $374,000 consisting of approximately $365,000 in principal, approximately $27,000 of accrued interest, and unamortized debt discount of approximately $18,000. Interest expense for the year ended April 30, 2005 and April 30, 2004 approximated $27,000 in each of the two years.

     At April 30, 2004, HDS owed Mr. Geoffrey Donaldson, the COO of HDS approximately $439,000 in accrued payroll. On May 25, 2004, this obligation due to Mr. G. Donaldson was exchanged for a convertible 8% debenture of NEWCO which matures in December 2005. This debt is convertible at approximately $.15 per share into an aggregate of approximately 2,924,000 shares of NEWCO. Mr. Dpnaldson, was also granted, in consideration for an extension and exchange of the debt, a warrant to acquire one share of NEWCO common stock at an exercise price of $.15 for a term of five years for each dollar of HDS debt for an aggregate of the issuance of approximately 439,000 warrants. The balance due on the note at April 30, 2005 is approximately $450,000 consisting of approximately $439,000 in principal, approximately $33,000 of accrued interest, and unamortized debt discount of approximately $20,000. Interest expense for the year ended April 30, 2005 and April 30, 2004 approximated $33,000 and -0-, respectively. In addition, Mr. Donaldson exchanged an aggregate of 133,334 options of HDS for an aggregate of 1,200,000 warrants of NEWCO based on the same ratios in the exchange agreement. These options are currently exercisable at $.39 and expire in January 2006. Compensation expense approximating $23,000 was recorded on May 25, 2004 for the increase in the fair value of these vested HDS options/warrants as a result of the exchange.

     On May 25, 2004, the Company entered into a two-year consulting agreement with JMK Associates, an affiliate of Ronald Kuzon who was interim officer and consultant of OLDCO which provided for the issuance of 2,000,000 shares of common stock and a minimum monthly consulting fee of $7,500 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the 2,000,000 shares of common stock ($300,000 based on the market price of $.15 on the date of the agreement) was charged to operations in the quarter ended July 31, 2004. As of April 30, 2005, the Company has prepaid approximately $23,000 in consulting fees associated with this agreement.


     On May 25, 2004, the Company entered into a one-year advisory services agreement with Marlin Financial Group, Inc.which provided for the issuance of 681,667 shares of common stock and a minimum monthly consulting fee of $6,250 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the shares ($102,250 based on the market price of $.15 on the date of the agreement) was charged to operations in the quarter ended July 31, 2004. On

December 17, 2004, the Company terminated the agreement which was cancelable by either party after six months. On January 5, 2005, the Company issued an aggregate of 908.89 shares of Series B Preferred shares (convertible into 681,667 common shares) as per the agreement.

     On July 1, 2004, the Company entered into an investment banking agreement with Sloan Securities Corp. for the sale of up to $3,000,000 principal amount of the Company's 8% senior secured convertible notes due December 1, 2005, with interest payable on December 1 and June 1 semi-annually, either in cash or common stock, and convertible into common stock at $.15 per share. The notes are secured by the assets of the Company. Each note was issued with a five-year warrant to purchase shares of the Company's common stock at $.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. As a result of the agreement, which terminated on September 30, 2004, the Company received $2,295,000 in gross proceeds in connection with this agreement convertible into 15,300,000 common shares and issued warrants to purchase 15,300,000 shares. Under the terms of the private placement the Company has agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants. The balance due on the notes at April 30, 2005 is approximately $1,420,000 consisting of approximately $2,295,000 in principal, approximately $77,000 of accrued interest, and unamortized debt discount of approximately $952,000. Interest expense for the year ended April 30, 2005 was approximately $136,000, of which approximately $77,000 is included in interest payable at April 30, 2005. On December 1, 2004, the Company issued 390,305 shares of common stock as payment for the interest due in the aggregate of approximately $59,000. Financing fees in connection with this agreement approximated $286,000 which are being amortized over the term of the convertible notes. For the year ended April 30, 2005, the amortization of financing costs approximated $160,000. At April 30, 2005, none of this debt had been converted.

     In connection with this agreement, the Company issued the broker warrants to acquire 5,052,600 shares of NEWCO common stock at an exercise price of $.15 per share. The fair value of the warrants ($405,000) will be charged to operations over the life of the underlying debt. For the year ended April 30, 2005, approximately $238,000 was charged to operations as financing costs for these warrants.

     In connection with this agreement, under the terms of a related registration rights agreement, the Company was required to file a registration statement to effectively register the common stock issuable upon the conversion of the notes and exercise of the warrants no later than 60 days after the termination of the offering. As the Company did not file the required registration statement until January 27, 2005, liquidated damages in the amount of 2% per month of the aggregate purchase price were required to be paid in cash under the terms of the agreement. The holders of the notes agreed to accept this payment in the aggregate of $91,800 in common stock of the Company. The fair value of the shares due ($91,800) has been charged to operations and this expense is included in current liabilities as these shares have have not been issued at April 30, 2005.

     On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. The equity line can be drawn down upon a registration statement covering the shares being declared effective by the SEC. On November 16, 2004 the Company filed a preliminary information statement with the Securities and Exchange Commission ("SEC") to allow the Company to increase the number of common shares it is authorized to issue. This must be completed before the Company can have a registration statement declared effective by the SEC. On December 16, 2004, the SEC responded with comments pertaining to the preliminary information statement. On February 25, 2005, the Company responded to these comments and received further additional comments from the SEC on March 15, 2005, May 19, 2005 and July 5, 2005. The Company has responded to the last comments received (July 5, 2005) on August 5, 2005 and received final comments from the SEC on August 23, 2005. The information statement can be completed once the 10-KSB for the fiscal year ended April 30, 2005 is filed. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

     On January 27, 2005, a preliminary registration statement was filed. On March 1, 2005, the SEC responded with comments pertaining to the preliminary registration statement. These comments will be responded to once the information statement noted above is completed. The registration statement will be effective at such time that the SEC completes its review of our responses to the comments in regard to both the preliminary information statement and the preliminary registration statement and we are able to complete the information statement. Upon completion of this process, we will file the Certificate of Amendment to increase the number of common shares we are authorized to issue. As consideration for entering into the Standby Equity Distribution Agreement, we granted Cornell Capital Partners, LP 3,266.66 shares of Series B Preferred Stock (convertible into 2,450,000 common shares) and paid a $70,000 cash consulting fee. In addition, we granted the placement agent 66.66 shares of Series B Preferred shares (convertible into 50,000 common shares). The fair value of the shares ($625,000) as well as $17,500 in fees and the $70,000 cash consulting fee associated with this agreement were recorded on the balance sheet as stock issuance costs in the quarter ended October 31, 2004.

     On November 1, 2004, the Company entered into a one-year advisory services agreement with Strategic Corporate Initiative, Ltd. which provides for compensation of $10,000 per month, of which $1,800 shall by payable in cash and $8,200 shall be payable, at the Company's discretion, in cash or in common stock of the Company. The common stock payment shall be based each month on the closing bid price of the Company's common stock on the first day of the month for which payment is due. The consultant shall have customary piggyback registration rights with respect to any shares issued under this agreement As of April 30, 2005 the Company has accrued the monthly minimum compensation of $1,800. The fair value of the shares due under the agreement ($49,200) has been charged to operations and this expense is included in current liabilities as these shares have not been issued at April 30, 2005.

     On November 15, 2004, the Company entered into a one-year consulting agreement with Waterville Investment Research, Inc. for research and public relations services which provided for the issuance of 276,000 shares of restricted common stock and a one-time consulting fee of $500. The fair value of the shares due under the agreement ($46,920 based on the market price of $.17 on the date of the agreement) has been charged to operations and this expense is included in current liabilities as these shares have not been issued at April 30, 2005.

     On December 14, 2004, the Company entered into two four-month consulting agreements with Barry Constantine and Jordan Warshafsky for advisory services related to financial matters and marketing. Each agreement provides for the payment of a monthly fee of $7,800 and the issuance of a five-year warrant to purchase 40,000 shares of the common stock of the Company exercisable at the closing price on the date of the agreement ($.15). The warrants vest at the rate of 10,000 shares per month. The fair value of the warrants (warrants ($12,000) were charged to operations in the current fiscal year.

     On December 20, 2004, the Company entered into a one-year advisory services agreement with Ira Siegel which provides for compensation in the form of a five year warrant to purchase 204,000 shares of the common stock of the Company at an exercise price of $.15. The warrants vest at the rate of 1/3 immediately, 1/3 on the six month anniversary of the agreement and 1/3 one year from the agreement date. The fair value of the warrants vested as of April 30, 1005 ($10,200) were charged to operations in the current fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


     A. Exhibits

Exhibit No.       Description
-----------       -----------

3.1(a) Articles of Incorporation as amended

3.2(a) Bylaws as amended

3.3(b) Certificate of Designation of 10% Series A Convertible Preferred Stock

3.4(d) Amendment to Certificate of Designations Series A Preferred Stock

3.5(c) Certificate of Designations Series B Preferred Stock

3.6(c) Amendment to Articles of Incorporation

3.7* Form of Warrant

3.8* Form of 8% Convertible Debenture

4.1(a) Common Stock Certificate

4.2(a) 1999 Incentive Stock Option Plan

10.1(c)  Share  Exchange  Agreement  by and  among  HDS,  Nesco,  HDS  Signatory
     Stockholders and Nesco Signatory Stockholders dated April 29, 2004.

10.2(d) Stock Purchase and Assumption Agreement dated as of May 13, 2004 as amended between Registrant and NAC Calabria Acquisition Corporation

10.3(d)  Accounts  Receivable  Transfer  Agreement  dated as of May 28,  2004 as
     Registrant and the NAC entities

10.4(d) Employment Agreement between Registrant and Matthew Harriton dated as of
     May 19, 2004.

10.5(d) Stock Option Agreement between Registrant and Matthew Harriton dated as of May 25, 2004.

10.6(e) Amended and Restated Employment Agreement between Registrant and Matthew
     Harriton dated as of November 22, 2004.

10.7*Advisory Services Agreement between Registrant and JMK Associates dated as of May 25, 2004.

10.8(h) Securities  Purchase  Agreement between  Registrant and Sloan Securities
     Corp. dated as of July 1, 2004.

10.9(h) Standby Equity  Distribution  Agreement  between  Registrant and Cornell
     Capital Partners, LP dated as of August 23, 2004.

10.10(h) Registration  Rights Agreement  between  Registrant and Cornell Capital
     Partners, LP dated as of August 23, 2004.

10.11* Placement Agent  Agreement  between  Registrant and Newbridge  Securities
     Corporation, Cornell Capital Partners, LP dated as of August 23, 2004.

16.1 (g) Letter from BP Audit Audit Group re: Change in Registrant's Certifying Accountant 99.2(f) HDS Audited Consolidated Financial Statements for the years April 30, 2004 and 2003.

31   Certification  of Principal  Executive  and Financial  Officer  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

32   Certification  of Principal  Executive  and Financial  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

99.2(f) HDS audited  Consolidated  Financial  Statements for the years April 30,
     2004 and 2003

---------------------------

(a) Filed as Exhibits with the Company's Registration Statement on Form 10-SB filed with the SEC on November 30, 1999, and incorporated by reference herein.

(b) Filed as an Exhibit with the Company's Annual Report on Form 10-KSB filed with the SEC on August 13, 2002, and incorporated by reference herein.

(c) Filed as an Exhibit with the Company's Current Report on Form 8-K filed with the SEC on June 9, 2004, and incorporated by reference herein.

(d) Filed as an Exhibit with the Company's Quarterly Report on Form 10-QSB filed with the SEC on October 22, 2004, and incorporated by reference herein.

(e) Filed as an Exhibit with the Company's Quarterly Report on Form 10-QSB filed with the SEC on March 22, 2005, and incorporated by reference herein.

(f) Filed as an Exhibit with the Company's Current Report on Form 8-K/A (Amendment No.1) filed with the SEC on August 9, 2004, and incorporated by reference herein.

(g) Filed as an Exhibit with the Company's Current Report on Form 8-K/A (Amendment No.1) filed with the SEC on October 20, 2004, and incorporated by reference herein.

(h) Filed as Exhibits with the Company's Registration Statement on Form SB-2 filed with the SEC on January 31, 2005, and incorporated by reference herein.

* Filed herewith.

B.   Reports on Form 8-K

     Current Reports on Form 8-K filed during the quarter ended April 30, 2005:

     None.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent accountants, Rothstein Kass & Company, P.C. applicable to the fiscal years ended April 30, 2005 and 2004:

Fee category                   2005               2004
------------                   ----               ----
Audit fees                  $  75,000            $55,203

Audit-related fees                  -                -

Tax fees                            -                -

All other fees                      -                -
                            ----------          ----------

Total fees                  $  75,000            $55,203
                            =========            =========

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

                                          NESCO INDUSTRIES, INC.


                                          By:/s/ Matthew Harriton
                                          -----------------------
                                          Matthew Harriton, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                           Date
---------                 -----                           ----

/s/ Matthew Harriton      President and                   October 24, 2005
Matthew Harriton          Director
                          Principal Executive
                          Officer

/s/ Karen Nazzareno
Karen Nazzareno          Chief Financial Officer         October 24, 2005

/s/ Geoffrey Donaldson
Geoffrey Donaldson       Chief Operating Officer
                         and Director                    October 24, 2005

______________________
Richard Selinfreund       Director                       October 24, 2005

/s/ Gene E. Burelson
Gene E. Burelson          Director                       October 24, 2005

______________________
Wayne M. Celia            Director                       October 24, 2005

/s/ Joel S. Kanter
Joel S. Kanter            Director                       October 24, 2005

_____________________
Arlen Reynolds            Director                       October 24, 2005