Form 10QSB
period 2005-07-31
NESCO INDUSTRIES INC
filed 2005-11-23
CIK 1099609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
    EXCHANGE ACT OF 1934

                    For quarterly period ended July 31, 2005

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

                                      10165
                                   (Zip Code)

                                 (212) 986-0886
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). Yes [ ] No [X]

   Class                        Outstanding at November 23, 2005
   -----                        --------------------------------
Common Stock                              20,136,225

                             NESCO INDUSTRIES, INC.
                                  FORM 10-QSB
                                QUARTERLY REPORT
                    For the Three Months Ended July 31, 2005

                               TABLE OF CONTENTS


Part I - Financial Information

Item 1.  Consolidated Financial Statements:

Consolidated Balance Sheet                                                  1-2

Consolidated Statements of Operations                                         3

Consolidated Statements of Cash Flows                                       4-6

Notes to Unaudited Consolidated Financial Statements                       7-16

Item 2. Management's Discussion and Analysis
  of  Financial Condition and Results of Operations                       17-21

Item 3.  Controls and Procedures                                             22

Part II. - Other Information                                                 23

Signatures                                                                   24

Exhibit 31

Exhibit 32

Item 1. Financial Statements


NESCO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               July 31,
                                                                                                                 2005
                                                                                                              (unaudited)
--------------------------------------------------------------------------------------------------------------------------------


ASSETS

Current assets
Cash                                                                                                       $          18,679
Accounts receivable                                                                                                  224,042
Inventories                                                                                                           75,396
Prepaid expenses and other current assets                                                                             21,833
                                                                                                           ------------------
        Total current assets                                                                                         339,950
                                                                                                           ------------------

Property and equipment, net of accumulated depreciation of $1,708,470                                                371,383
                                                                                                          ------------------

Other assets
Deferred financing costs                                                                                             167,528
Stock issuance costs                                                                                                 712,500
Investments                                                                                                            6,000
Other                                                                                                                 16,455
                                                                                                           ------------------
Total other assets                                                                                                   902,483
                                                                                                           ------------------
                                                                                                           $       1,613,816
                                                                                                           ==================
LIABILITIES AND STOCKHOLDERS'  DEFICIT

Current liabilities
Note and interest payable                                                                                  $         675,443
Convertible debentures and interest payable, related party, net of debt discount of $312,759                       1,261,363
Convertible debentures and interest payable, other, net of debt discount of $692,118                               2,427,817
Convertible debentures and interest payable, officers, net of debt discount of $23,999                               855,264
Customer deposits                                                                                                    839,653
Accounts payable and accrued expenses                                                                                477,426
Stock to be issued                                                                                                   212,520
Common stock subject to redemption                                                                                   330,000
Due to affiliates                                                                                                    246,879
                                                                                                           ------------------
Total current liabilities                                                                                          7,326,365
                                                                                                           ------------------
Long-term liabilities, deferred sublease income                                                                      105,300
                                                                                                           ------------------

Commitments and contingencies


                                        1
See accompanying notes to consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------------------------
                                                                                                              July 31,
                                                                                                                2005
                                                                                                             (unaudited)
------------------------------------------------------------------------------------------------------------------------------
Stockholders' deficit
Series A convertible preferred stock, $.001 par value, authorized
850,000 shares, 67,000  issued and outstanding                                                                           67
Series B convertible preferred stock, $.001 par value, authorized
150,000 shares, 116,687 issued and outstanding                                                                          117
Common stock, $.001 par value, authorized 25,000,000 shares,
17,736,225  issued and outstanding                                                                                   17,736
Additional paid-in-capital                                                                                       14,004,266
Accumulated other comprehensive loss                                                                                (69,000)
Accumulated deficit                                                                                             (19,771,035)
                                                                                                          ------------------

Total stockholders' deficit                                                                                      (5,817,849)
                                                                                                          ------------------

                                                                                                          $       1,613,816
                                                                                                          ==================

See accompanying notes to consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------------------
                                                                                            Three Months Ended July 31,
                                                                                      -----------------------------------------
                                                                                             2005                   2004
                                                                                         (unaudited)             (unaudited)
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                              $         385,835    $           188,114

Cost of revenues                                                                                245,612                210,466
                                                                                      -----------------------------------------

Gross profit (margin)                                                                           140,223                (22,352)
                                                                                      -----------------------------------------

Operating expenses
General and administrative                                                                      313,383              3,124,511
Amortization and other expenses                                                                                         31,110
                                                                                      -----------------------------------------

                                                                                                313,383              3,155,621
                                                                                      -----------------------------------------

Loss from operations                                                                           (173,160)            (3,177,973)
                                                                                      -----------------------------------------


Other income (expenses)
Sublease income                                                                                  11,700                 11,700
Amortization of debt discount                                                                  (701,585)              (264,668)
Interest expense                                                                                (78,397)               (37,977)
Interest expense, related parties                                                               (42,573)               (38,171)
Amortization of financing costs                                                                (126,332)               (32,305)
Liquidated damages                                                                              (91,800)
                                                                                      -----------------------------------------

                                                                                             (1,028,987)              (361,421)
                                                                                      -----------------------------------------

Net loss                                                                              $      (1,202,147)   $        (3,539,394)
                                                                                      =========================================

Weighted average common shares outstanding
Basic and diluted                                                                            17,467,176             13,929,523
                                                                                      -----------------------------------------

Loss per common share
Basic and diluted                                                                     $           (0.07)   $             (0.25)
                                                                                      =========================================

See accompanying notes to consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended July 31,
                                                                                           2005                  2004
                                                                                       (unaudited)           (unaudited)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net loss                                                                            $      (1,202,147)    $      (3,539,394)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Stock and warrants issued for services                                                         34,800             1,099,053
Revaluation of warrants and options                                                                               1,793,555
Depreciation and amortization                                                                  41,563                69,837
Amortization of debt discount                                                                 701,585               264,668
Amortization of financing costs                                                               126,332                32,305
Loss on write-off of fixed assets                                                               4,940
Changes in operating assets and liabilities:
Accounts receivable                                                                          (100,413)              (36,035)
Inventories                                                                                   (10,270)                  116
Prepaid expenses and other current assets                                                      28,426                12,929
Other assets                                                                                                            209
Customer deposits                                                                                                    (6,500)
Accounts payable and accrued expenses                                                         173,183              (133,624)
   Deferred sublease income                                                                   (11,700)              (11,700)
Due to affiliates                                                                              67,524                 6,907
Interest payable                                                                              113,197                (8,805)
                                                                                    ----------------------------------------

Net cash used in operating activities                                                         (32,980)             (456,479)
                                                                                    ----------------------------------------

Cash flows from investing activities
Net cash acquired from merger                                                                       -                86,183
                                                                                    ----------------------------------------

Net cash provided by investing activities                                                           -                86,183
                                                                                    ----------------------------------------

Cash flows from financing activities
Proceeds from issuance of convertible debentures, other                                             -               568,870
Payments on notes payable                                                                                           (20,500)
Payments on loan from officer                                                                                        (7,000)
Proceeds from (payments to) affiliate                                                          30,000               (14,876)
                                                                                    ----------------------------------------

Net cash provided by financing activities                                                      30,000               526,494
                                                                                    ----------------------------------------

Net increase (decrease) in cash                                                                (2,980)              156,198

Cash
Beginning of period                                                                            21,659                   828
                                                                                    ----------------------------------------

End of period                                                                       $          18,679     $         157,026
                                                                                    ========================================

See accompanying notes to consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended July 31,
                                                                                           2005                  2004
                                                                                       (unaudited)           (unaudited)
------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information,
 cash paid during the period for interest                                           $             516     $          84,986
                                                                                    ========================================

Supplemental disclosure of non-cash investing and financing, activities:

Fair value of warrants issued to brokers for financing services                     $               -     $         298,262
                                                                                    ========================================

Debt discount related to convertible debentures                                     $               -     $       2,381,073
                                                                                    ========================================

Stock issued for interest payment on convertible debentures                         $          92,820     $               -
                                                                                    ========================================

Reclassification of treasury stock to additional paid in capital                    $               -     $          42,500
                                                                                    ========================================

Reclassification of note receivable, officer and interest receivable
 against convertible debentures and interest payable, officer                       $               -     $         112,000
                                                                                    ========================================

Reclassification of accrued expenses to convertible debentures
 and interest payable, officer                                                      $               -     $         552,335
                                                                                    ========================================

Reclassification of due to officer to convertible debentures and
 interest payable, officer                                                          $               -     $         257,846
                                                                                    ========================================

Reclassification of additional paid in capital to series A convertible
 preferred stock                                                                    $               -     $             513
                                                                                    ========================================

Reclassification of additional paid in capital to series B convertible
 preferred stock                                                                    $               -     $              95
                                                                                    ========================================

Conversion of series A convertible preferred stock to series B
 convertible preferred stock                                                        $               -     $             446
                                                                                    ========================================

Reclassification of additional paid in capital to common stock                      $               -     $           7,757
                                                                                    ========================================

                                        5

See accompanying notes to consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended July 31,
                                                                                           2005                  2004
                                                                                       (unaudited)           (unaudited)
------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of non-cash investing and financing, activities (continued):

Balance sheet of Nesco Industries, Inc. at the date of the Share Exchange (See Note 2):

Property and equipment                                                              $               -     $           4,939
                                                                                    ----------------------------------------

Accounts payable and accrued expenses                                                               -               177,351

Deferred sublease income                                                                            -               163,800

Stockholders' equity                                                                                -                 6,581
                                                                                    ----------------------------------------

      Total liabilities and stockholders' equity                                                    -               347,732
                                                                                    ----------------------------------------

Elimination of intercompany bridge loan                                                             -              (208,500)
                                                                                    ----------------------------------------

Cash acquired from merger                                                                           -               134,293

Expenditure of legal fees in connection with merger                                                 -               (48,110)
                                                                                    ----------------------------------------

Net cash acquired from merger                                                       $               -     $          86,183
                                                                                    ----------------------------------------

                                        6

See accompanying notes to consolidated financial statements.

                    NESCO INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

Organization

NESCO Industries, Inc. (hereinafter referred to as "Nesco"), a Nevada publicly traded corporation, prior to ceasing business operations and becoming inactive in May 2003, was a provider of asbestos abatement and indoor air quality testing, monitoring and remediation services. In the fiscal year ended April 30, 2003, Nesco consolidated the operations of its various subsidiaries, through which it provided services, into a single environmental services operating unit organized under the banner of its wholly-owned subsidiary National Abatement Corporation. Prior to consolidation, Nesco operated through its wholly-owned subsidiaries, National Abatement Corporation ("NAC"), NAC/Indoor Air Professionals, Inc. ("IAP") and NAC Environmental Services, Inc. ("NACE").

On April 29, 2004, Nesco entered into a share exchange agreement with Hydrogel Design Systems, Inc. ("HDS"), a Delaware privately held corporation, whereby HDS became a majority-owned subsidiary of Nesco and the holders of HDS common stock and debt acquired a majority interest of Nesco. This exchange (the "Share Exchange") was completed on May 25, 2004. The accounting for the transaction, commonly called a reverse acquisition, resulted in a recapitalization of HDS, which was treated as the accounting acquirer. The acquired assets and assumed liabilities of Nesco were carried forward at their historical values which approximates fair value (with the exception of deferred liabilities for which there was no legal continuing obligation, which were not recorded). HDS' historical financial statements were carried forward as those of the combined entity (hereinafter referred to as the "Company"). HDS is engaged in the manufacture, marketing, selling and distribution of aqueous polymer-based radiation ionized gels ("gels" or "hydrogels") used in various medical and cosmetic consumer products.

The Company's fiscal year ends on April 30 and, therefore, references to fiscal 2006 and fiscal 2005 refer to the fiscal years ending April 30, 2006 and April 30, 2005, respectively.

The accompanying condensed consolidated financial statements of the Company reflect the historical results of the predecessor entity, HDS, prior to May 25, 2004 and the consolidated results of operations of the Company subsequent to the acquisition date of May 25, 2004.

The common stock and per share information in the consolidated financial information and related notes have been retroactively adjusted to give effect to the reverse acquisition on May 25, 2004.

The accompanying interim consolidated financial statements and the accompanying notes included herein have been prepared by the Company without audit, in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and therefore do not include all information and notes normally provided in the annual financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended April 30, 2005. These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for the three month periods ended July 31, 2005 and 2004. The results of operations for the three month periods ended July 31, 2005 and 2004 are not necessarily indicative of the results for the full year.

Principles of Consolidation

The accompanying  consolidated  financial statements include the accounts of the
Company  and  its  wholly-owned   subsidiaries  on  a  consolidated  basis.  All
significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Revenues are generally recognized as product is shipped to a customer. In cases where a customer requests a development project for a gel or a gel to be used as a component of a new product, the Company will recognize revenue at the time the project is completed.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior period items have been reclassified to conform to the current period presentation.

Note 2.  Exchange of  Securities

On May 25, 2004, HDS consummated the Share Exchange with Nesco whereby HDS became a majority-owned subsidiary of Nesco, and the holders of HDS common stock and debt acquired a majority interest of Nesco. Because the former HDS stockholders own a majority of the voting stock of Nesco (common stock and Series B preferred stock convertible into common stock), HDS is considered for accounting purposes to be the acquirer in the transaction. The accounting for the transaction, commonly called a reverse acquisition, resulted in a recapitalization of HDS.

The Company had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, because the Company did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of common stock. On November 16, 2004 the Company filed a preliminary information statement with the SEC. On December 16, 2004, the SEC responded with comments pertaining to the preliminary information statement. On February 25, 2005, the Company responded to these comments and received further additional comments from the SEC on March 15, 2005, May 19, 2005 and July 5, 2005. The Company has responded to the last comments received (July 5, 2005) on August 5, 2005 and received final comments from the SEC on August 23, 2005. The information statement can be completed once the 10-QSB for the quarter ended July 31, 2005 is filed. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

As of July 31, 2005, approximately 97% of the HDS common and 90% of the HDS preferred shareholders have exchanged their shares which has resulted in approximately 54.1% of the Company's voting securities outstanding at the time of the exchange owned by HDS stockholders. The Company anticipates that the remaining HDS shareholders will exchange their shares in the near future, which will result in 55.3% of the Company's voting securities outstanding at the time of the exchange being owned by HDS stockholders. Upon completion of this exchange, HDS common shareholders will exchange a total of 4,452,806 shares of stock for 53,434 shares of the Company's Preferred B Stock, which will be converted into 40,075,167 shares of the Company's common stock (a ratio of approximately 9 shares of the Company's common stock for 1 share of HDS stock). The HDS preferred shareholders will exchange a total of 522,487 shares of stock for 25,079 shares of the Company's Preferred B Stock which will be converted into 18,809,574 shares of the Company's common stock (a ratio of approximately 36 shares of the Company's common stock for 1 share of HDS stock). The HDS stockholders, upon completion of the exchange of shares, will receive an aggregate of 58,884,741 common shares or 55.3% of the total shares outstanding at the time of the exchange which aggregated 106,386,847 equivalent common shares on May 25, 2004, the exchange date.

Concurrent with the exchange, Nesco Series A Preferred shareholders agreed to exchange 512,500 shares of stock for an aggregate of 20,500 shares of the Company's Preferred B Stock, which will be converted into 15,375,000 shares of the Company's common stock (a ratio of approximately 30 common shares for 1 share of Series A preferred stock). As of July 31, 2005, 445,500 shares of Series A Preferred shares have been exchanged for 17,820 shares of Series B Preferred shares. The Company anticipates that the majority of the remaining Series A shareholders will exchange their shares in the near future.

As part of this transaction, Nesco conditionally transferred its three wholly owned subsidiaries, NAC, IAP and NACE, to a consultant and interim officer of Nesco who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify the Company against any claims and, in exchange therefore, received 3,000,000 shares of common stock of the Company and certain related registration rights. As additional consideration for the indemnification by the transferee, the Company agreed that if the transferee cannot in good faith resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such. On May 25, 2005, the Company agreed to extend the put right granted to the transferee until May 25, 2006 subject to the condition that the right may not be exercised until after January 1, 2006. The repurchase of the 2,400,000 common shares, which are subject to redemption by the transferee, are included in current liabilities at an aggregate of $330,000, the maximum amount the Company would be required to pay in the event of redemption.

Note 3.  Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At July 31, 2005, the Company has an accumulated deficit of approximately $19,771,000, a working capital deficit of approximately $6,986,000, a stockholders' deficit of approximately $5,818,000 and incurred a net loss of approximately $1,202,000 for the three months then ended. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent on the Company's ability to obtain financing on an as needed basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has current debt obligations, including interest, of approximately $6,249,000 which are due in December 2005. Although the Company is presently trying to obtain debt extensions, there are currently no available resources for the repayment of this debt. In addition, the current level of revenue being generated is not sufficient to fund current operating costs. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management recognizes that the Company must generate additional revenue to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base, especially in the medical and cosmetic industries, through its ability to manufacture goods on a custom basis or to the exacting standards required by medical customers (See Note 11). Management also will seek to increase revenues through the development of alternative uses of its equipment, such as irradiation and sterilization services.

There can be no assurance that the Company will be able to obtain sufficient debt or equity financing and extensions of current debt obligations on favorable terms if at all, or that it will be successful in building its customer base or developing alternative uses for its equipment. If the Company is unsuccessful in building its customer base and developing alternative uses for its equipment or is unable to obtain additional financing on terms favorable to the Company there could be a material adverse effect on the financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4.  Current Debt

Note Payable, Manufacturing Equipment

On January 24, 1997, HDS entered into a financing agreement with a customer for the purchase of $600,000 of manufacturing equipment from a third party. The agreement consisted of a promissory note in the amount of $600,000 bearing interest at 8% per annum and principal and interest due between three (3) and six (6) years from the anniversary date, depending upon the amount of product the customer ordered from the Company. The funds were transferred directly from the lender to the seller of the equipment. The note was collateralized by the related equipment.

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

On April 21, 2004, the lender agreed to amend and restate the note in the amount of $793,053 upon the completion of the Share Exchange Agreement with Nesco which occurred on April 29, 2004. The amended note matures on December 31, 2005 and bears interest at 11% (the default rate) until such time that an aggregate interest payment of $84,000 was made, interest from such date forward until the maturity date provides for interest rate of 8%, payable at maturity. The Company made the interest payment of $84,000 on July 27, 2004. In addition, the lender agreed to release its security position on the collateral 90 days after receipt of a payment of $200,000 against the principal balance. The Company made this payment on August 13, 2004. The balance due on the note at July 31, 2005 is approximately $675,000 consisting of approximately $555,000 in principal and $120,000 of accrued interest. Interest expenses for the three months ended July 31, 2005 and July 31, 2004 approximated $11,000 and $22,000 respectively.

Convertible Debentures

Convertible Debentures - Related Party

As of April 30, 2004, a related party had loaned HDS an aggregate of $1,308,000. HDS issued a series of convertible debentures in connection with these loans between the period of October 12, 1999 and August 7, 2003. On April 19, 2004, the related party agreed, upon consummation of the share exchange agreement, to extend the due dates of these debentures until December 31, 2005 and to exchange these debentures for 8% convertible debt of the Company based on the same ratios in the share exchange agreement (a ratio of approximately 9 common shares for 1 common share of HDS stock and 36 common shares for 1 preferred share of HDS stock). On May 25, 2004 the exchange was completed. This debt is convertible at approximately $.08 per share into an aggregate of approximately 15,696,000 shares of the Company. The debt holder, was also granted, in consideration for an extension and exchange of the debt, a warrant to acquire one share of common stock at an exercise price of $.15 for a term of five years for each dollar of HDS debt for an aggregate issuance of 1,308,000 warrants. Approximately $75,000 of the total debt exchanged was attributed to the fair value of the warrants and $1,121,000 was attributed to the intrinsic value of the beneficial conversion feature. These amounts were recorded as equity components. The remaining balance of $112,000 was recorded as long-term debt. For the three months ended July 31, 2005 and July 31, 2004, the amortization of debt discount approximated $188,000 and $137,000, respectively. The balance due on the note at July 31, 2005 is approximately $1,261,000 consisting of approximately $1,308,000 in principal, approximately $266,000 of accrued interest, and unamortized debt discount of approximately $313,000. Interest expense for the three months ended July 31, 2005 and July 31, 2004 approximated $26,000.

In addition, this party exchanged an aggregate of 331,500 options and warrants of HDS for an aggregate of 10,566,000 warrants of the Company based on the same ratios in the exchange agreement. These options/warrants are currently exercisable at prices that range between $.08 -$.39 and expire between six and seven years. Compensation expense approximating $889,000 was recorded on May 25, 2004 for the increase in the fair value of these vested HDS options/warrants as a result of the exchange. The increase in the fair value was estimated on the date of the share exchange using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 59%, risk-free interest rate of 1.38% and two to three-year expected lives.

Convertible Debentures - Other - Including Bridge Loans and Investment Banking Agreement

As of April 30, 2004, HDS had outstanding 8% convertible debentures in the aggregate of $625,000, of which $325,000 were issued to a broker and $300,000 were issued to a series of investors in connection with a private placement in 2002. The debentures were due on October 31, 2003. On April 19, 2004, the lenders agreed, upon consummation of the share exchange agreement, to extend the due dates of this debenture until December 31, 2005 and to exchange these debentures for 8% convertible debt of the Company based on the same ratios in the share exchange agreement (a ratio of approximately 9 shares of the Company's common stock for 1 common share of HDS stock and 36 shares of the Company's common stock for 1 preferred share of HDS stock). On May 25, 2004 the exchange was completed. This debt is convertible at approximately $.08 per share into an aggregate of approximately 7,500,000 shares of the Company's common stock. The debt holders, were also granted, in consideration for an extension and exchange of the debt, a warrant to acquire one share of common stock at an exercise price of $.15 for a term of five years for each dollar of HDS debt for an aggregate of the issuance of 625,000 warrants. Approximately $36,000 of the total debt exchanged was attributed to the fair value of the warrants and $536,000 was attributed to the intrinsic value of the beneficial conversion feature. These amounts were recorded as equity components. The remaining balance of $53,000 was recorded as long-term debt. For the three months ended July 31, 2005 and July 31, 2004, the amortization of debt discount approximated $90,000 and $65,000 respectively. The balance due on the notes at July 31, 2005 is approximately $645,000 consisting of approximately $625,000 in principal, approximately $169,000 of accrued interest, and unamortized debt discount of approximately $149,000. Interest expense for the three months ended July 31, 2005 and July 31, 2004 approximated $13,000.

In addition, these parties, inclusive of broker warrants, exchanged an aggregate of 431,619 options and warrants of HDS for an aggregate of 11,015,820 warrants of the Company based on the same ratios in the exchange agreement. These options/warrants are currently exercisable at prices that range between $.08 -$.39 and expire between six and seven years. Compensation expense approximating $872,000 was recorded on May 25, 2004 for the increase in the fair value of these vested HDS options/warrants as a result of the exchange.

The increase in the fair value of warrants and options in connection with the above debentures was estimated on the date of the share exchange using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 59%, risk-free interest rate of 1.38% and two to three-year expected lives.

Convertible Debentures - Bridge Loans and Investment Banking Agreement

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

On July 1, 2004, the Company entered into an investment banking agreement with Sloan Securities Corp. for the sale of up to $3,000,000 principal amount of the Company's 8% senior secured convertible notes due December 1, 2005, with interest payable on December 1 and June 1 semi-annually, either in cash or common stock, and convertible into common stock at $.15 per share. The notes are secured by the assets of the Company. Each note was issued with a five-year warrant to purchase shares of the Company's common stock at $.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. As a result of the agreement, which terminated on September 30, 2004, the Company received $2,295,000 in gross proceeds in connection with this agreement and issued warrants to purchase 15,300,000 shares. Under the terms of the private placement the Company has agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants. Approximately $1,108,000 of the proceeds was attributed to the fair value of the warrants and $1,004,000 to the intrinsic value of the beneficial conversion feature of the convertible debt. These amounts were recorded as equity components. The remaining balance of $183,000 was recorded as long-term debt. For the three months ended July 31, 2005 and July 31, 2004 the amortization of debt discount was approximately $409,000 and $11,000, respectively . The balance due on the notes at July 31, 2005 is approximately $1,783,000 consisting of approximately $2,295,000 in principal, approximately $31,000 of accrued interest, and unamortized debt discount of approximately $543,000. Interest expense for the three months ended July 31, 2005 and July 31, 2004 was approximately $47,000 and $2,000, respectively, of which approximately $31,000 is included in interest payable at July 31, 2005. On December 1, 2004, the Company issued 390,305 shares of common stock as payment for the interest due in the aggregate of approximately $59,000. On June 9, 2005, the Company issued 618,815 shares of common stock as payment for the interest due in the aggregate of approximately $93,000.

Financing fees in connection with this agreement approximated $286,000 which are being amortized over the term of the convertible notes. For the three months ended July 31, 2005 and July 31, 2004, the amortization of financing costs approximated $54,000 and $4,000 respectively. At July 31, 2005, the unamortized balance approximated $72,000.

In connection with this agreement, the Company issued the broker warrants to acquire 5,052,600 shares of common stock at an exercise price of $.15 per share. The fair value of the warrants ($405,000) will be charged to operations over the life of the underlying debt. For the three months ended July 31, 2005 and July 31, 2004, approximately $72,000 and $28,000 was charged to operations as financing costs for these warrants, respectively. At July 31, 2005, the unamortized balance approximated $95,000.

In connection with this agreement, under the terms of a related registration rights agreement, the Company was required to file a registration statement to effectively register the common stock issuable upon the conversion of the notes and exercise of the warrants no later than 60 days after the termination of the offering. As the Company did not file the required registration statement until January 27, 2005, liquidated damages in the amount of 2% per month of the aggregate purchase price were required to be paid in cash under the terms of the agreement. The holders of the notes agreed to accept this payment in the aggregate of $91,800 in common stock of the Company. The fair value of the shares due ($91,800) was charged to operations in the prior fiscal year and this expense is included in current liabilities as these shares have not been issued at July 31, 2005. In addition, the Company was required to have the registration statement declared effective no later than 270 days after the termination of the offering which was June 27, 2005. As the registration statement has not been declared effective, liquidated damages in the amount of 2% per month of the aggregate purchase price were required to be paid in cash under the terms of the agreement. At July 31, 2005, the amount of the damages ($91,800) was charged to operations and is included in current liabilities.

Convertible Debentures - Officers

As of April 30, 2004, HDS had outstanding debt due to two officers in the aggregate of $803,212, which was comprised or approximately $552,000 in payroll and $251,000 in net notes receivable including accrued interest. On April 19, 2004, the officers agreed, upon consummation of the share exchange agreement, to exchange this debt for 8% convertible debentures of the Company which are due on December 31, 2005. On May 25, 2004 the exchange was completed. This debt is convertible at approximately $.15 (the market price on the date of exchange) per share into an aggregate of 5,354,747 shares of the Company's common stock. The debt holders, were also granted, in consideration for an extension and exchange of the debt, a warrant to acquire one share of common stock at an exercise price of $.15 for a term of five years for each dollar of HDS debt for an aggregate issuance of 803,212 warrants. Approximately $46,000 of the total debt exchanged was attributed to the fair value of the warrants and $46,000 was attributed to the intrinsic value of the beneficial conversion feature. These amounts were recorded as equity components. The remaining balance of approximately $711,000 was recorded as long-term debt. For the three months ended July 31, 2005 and July 31, 2004, the amortization of debt discount approximated $14,000 and $11,000 respectively. The balance due on the notes at July 31, 2005 is approximately $855,000 consisting of approximately $803,000 in principal, approximately $76,000 of accrued interest, and unamortized debt discount of approximately $24,000. Interest expenses for the three months ended July 31, 2005 and July 31, 2004 approximated $16,000 and $12,000, respectively.

In addition, one of the officers exchanged an aggregate of 133,334 options of HDS for an aggregate of 1,200,000 warrants based on the same ratios in the exchange agreement. These options are currently exercisable at $.39 and expire in January 2006. Compensation expense approximating $23,000 was recorded on May 25, 2004 for the increase in the fair value of these vested HDS options/warrants as a result of the exchange.

The increase in the fair value of warrants and options in connection with the above debentures was estimated on the date of the share exchange using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 59%, risk-free interest rate of 1.38% and two to three-year expected lives.

Note 5.  Standby Equity Distribution Agreement

On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. The equity line can be drawn down upon a registration statement covering the shares being declared effective by the SEC. On November 16, 2004 the Company filed a preliminary information statement with the SEC to allow the Company to increase the number of common shares it is authorized to issue. This must be completed before the Company can have a registration statement declared effective by the SEC. On December 16, 2004, the SEC responded with comments pertaining to the preliminary information statement. On February 25, 2005, the Company responded to these comments and received further additional comments from the SEC on March 15, 2005, May 19, 2005 and July 5, 2005. The Company has responded to the last comments received (July 5, 2005) on August 5, 2005 and received final comments from the SEC on August 23, 2005. The information statement can be completed once the 10-QSB for the fiscal quarter ended July 31, 2005 is filed. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

On January 27, 2005, a preliminary registration statement was filed. On March 1, 2005, the SEC responded with comments pertaining to the preliminary registration statement. On November 4, 2005, the Company withdrew the Registration statement as the restrictions imposed on the Company by having a Registration statement on file, limits the Company's ability to obtain additional capital needed to carry out its business activities. As consideration for entering into the Standby Equity Distribution Agreement, we granted Cornell Capital Partners, LP 3,266.66 shares of the Company's Series B Preferred Stock (convertible into 2,450,000 shares of the Company's common stock) and paid a $70,000 cash consulting fee. In addition, the Company granted the placement agent 66.66 shares of Series B Preferred shares (convertible into 50,000 common shares). The fair value of the shares ($625,000) as well as $17,500 in fees and the $70,000 cash consulting fee associated with this agreement were recorded on the balance sheet as stock issuance costs in the quarter ended October 31, 2004.

Note 6.   Customer Deposits

At July 31, 2005, approximately $831,000 of the $839,653 of customer deposits represents deposits from a customer to be applied against future purchase orders. The deposits are non-refundable but applicable to future purchases from the Company until December 31, 2009. To the extent that any portion of the deposits is not used for purchases by the end of calendar year 2009, the deposits will be forfeited.

Note 7.   Due to Affiliates

Due to affiliates at July 31, 2005 of approximately $247,000 consists primarily of temporary advances and unpaid rent and real estate taxes due to an entity owned by a related party of the Company of approximately $224,000 and $23,000 of unpaid rent due to an entity majority-owned by a director of the Company.

Note 8.  Commitments and Contingencies

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

Consulting Agreements

On May 25, 2004, the Company entered into a two-year consulting agreement with an affiliate of an interim officer and consultant of Nesco which provided for the issuance of 2,000,000 shares of common stock and a minimum monthly consulting fee of $7,500 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the 2,000,000 shares of common stock ($300,000 based on the market price of $.15 on the date of the agreement) was charged to operations in the quarter ended July 31, 2004. As of July 31, 2005, the Company has prepaid approximately $2,000 in consulting fees associated with this agreement.

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

On November 1, 2004, the Company entered into a one-year advisory services agreement which provides for compensation of $10,000 per month, of which $1,800 shall by payable in cash and $8,200 shall be payable, at the Company's discretion, in cash or in common stock of the Company. The common stock payment shall be based each month on the closing bid price of the Company's common stock on the first day of the month for which payment is due. The consultant shall have customary piggyback registration rights with respect to any shares issued under this agreement As of July 31, 2005, the Company has paid the monthly minimum compensation of $1,800. The fair value of the shares due under the agreement ($73,800) has been charged to operations and this expense is included in current liabilities as these shares have not been issued at July 31, 2005.

On November 15, 2004, the Company entered into a one-year consulting agreement for research and public relations services which provided for the issuance of 276,000 shares of restricted common stock and a one-time consulting fee of $500. The fair value of the shares due under the agreement ($46,920 based on the market price of $.17 on the date of the agreement) was charged to operations in the prior fiscal year and this expense is included in current liabilities as these shares have not been issued at July 31, 2005.

On December 20, 2004, the Company entered into a one-year advisory services agreement which provides for compensation in the form of a five year warrant to purchase 204,000 shares of the common stock of the Company at an exercise price of $.15. The warrants vest at the rate of 1/3 immediately, 1/3 on the six month anniversary of the agreement and 1/3 one year from the agreement date. The fair value of the warrants vested as of July 31, 2005 ($20,400) were charged to operations in the aggregate of $10,200 in the prior fiscal year and $10,200 in the quarter ended July 31, 2005.

Litigation

Except for the claims against former subsidiaries of Nesco, as described in the Nesco's April 30, 2004 10-KSB filing, the Company and its subsidiaries were not involved in any other material legal proceedings during the three months ended July 31, 2005.

The NAC entities, formerly subsidiaries of Nesco, are subject to a number of claims and alleged violations. Pursuant to the stock purchase and assumption agreement dated as of April 29, 2004, and completed as part of the terms of the share exchange agreement with HDS on May 25, 2004, between Nesco and NAC Calabria Acquisition Corporation (the "Purchaser"), the Purchaser became responsible for all liabilities of our previous business conducted by the NAC Entities.

Note 9.  Stockholders' Equity

Loss Per Share

Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss, diluted net loss per share was the same as basic net loss per share for the three months ended July 31, 2005 and July 31, 2004, since the effect of any potentially dilutive securities would be antidilutive.

The loss per common share at July 31, 2005 includes the current outstanding common shares in the aggregate of 20,136,225 shares less the 2,400,000 shares which are subject to redemption (see Note 2). It does not include 116,687 shares of Series B preferred shares which will be converted into 87,515,132 common shares, 67,000 shares of Series A preferred shares which will be converted into 2,010,000 common shares, and 2,916,308 common shares for the prior HDS common and preferred holders who have not yet exchanged their shares. The loss per common share at July 31, 2004 includes the outstanding common shares as of that date in the aggregate of 19,127,106 shares. It does not include any Series B preferred shares, Series A preferred shares or unexchanged shares as of that date. Although the Series A and Series B preferred shares will be automatically exchanged for common shares upon the filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, they have been excluded from loss per common share, in accordance with the Emerging Issues Task Force ("EITF") 03-6 as these securities have no contractual obligation to share in the losses of the Company.

The following supplemental pro forma information is presented to illustrate the effects of the conversion of Series A and Series B preferred stock to common stock for the three months ended July 31, 2005 and 2004:

                                                      July 31, 2005           July 31, 2004
                                                      -------------           -------------

Net Loss                                             $  (1,202,147)          $ (3,539,394)

Weighed average common shares outstanding
  Basic and diluted                                    109,908,584             94,935,188

Loss per common share, basic and diluted             $        (.01)          $       (.04)

The loss per common shares does not include an aggregate of 56,436,304 warrants and options outstanding and 43,850,747 shares issuable under the terms of convertible debt. The effect of these securities would be antidilutive.

Stock Based Compensation

The Company has a stock-based employee compensation plan. The Company uses the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. The following table illustrates the effect on net loss and loss per share for the three months ended July 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation".

                                                                               Three Months Ended
                                                                                     July 31,
                                                                             2005              2004
                                                                        ------------      --------------

Net loss as reported                                                   $   (1,202,147)  $    (3,539,394)
Add: Total stock-based  employee  compensation  expense determined
under fair value based method, net of related tax effects                      15,001           151,311
                                                                       --------------   ----------------
Pro-forma net loss                                                     $   (1,217,148)  $    (3,690,705)
                                                                       ==============   ================
Net loss per share as reported                                         $         (.07)  $          (.25)
                                                                       ==============   ================

Pro-forma net loss per share                                           $         (.07)  $          (.26)
                                                                       ==============   ================

10.   Major Customers

Customers accounting for 10% or more of revenue for the three months ended July 31, 2005 and 2004 are as follows:

                                                           July 31,
                                                  2005                2004
                                                  ----                ----
Customer A                                        $174,000          $103,000
Customer B                                          94,000              -
Customer C                                            -               23,000
                                                ----------          --------
                                                  $268,000          $126,000
                                                ==========          ========

Accounts receivable from these customers aggregated approximately $168,000 at July 31, 2005.

Note 11. Subsequent Events

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

Item. 2 Management's  Discussion and Analysis of Financial Condition and
        Results of Operations

Forward Looking Statements

Information provided by Nesco Industries, Inc. in this report may contain, "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" contains information concerning the ability of the Company to service its obligations and other financial commitments as they become due. The forward looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.

Share Exchange Agreement and Acquisition

NESCO Industries, Inc. (hereinafter referred to as "Nesco"), a Nevada publicly traded corporation, prior to ceasing business operations and becoming inactive in May 2003, was a provider of asbestos abatement and indoor air quality testing, monitoring and remediation services.

On April 29, 2004, Nesco entered into a share exchange agreement with Hydrogel Design Systems, Inc. ("HDS"), a Delaware privately held corporation, whereby HDS became a majority-owned subsidiary of Nesco and the holders of HDS common stock and debt acquired a majority interest of Nesco. This exchange (the "Share Exchange") was completed on May 25, 2004. The accounting for the transaction, commonly called a reverse acquisition, resulted in a recapitalization of HDS, which was treated as the accounting acquirer. The acquired assets and assumed liabilities of Nesco were carried forward at their historical values which approximates fair value (with the exception of deferred liabilities for which there was no legal continuing obligation, which were not recorded). HDS's historical financial statements were carried forward as those of the combined entity (hereinafter referred to as the "Company"). HDS is engaged in the manufacture, marketing, selling and distribution of aqueous polymer-based radiation ionized gels ("gels" or "hydrogels") used in various medical and cosmetic consumer products.

The Company had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, because the Company did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of common stock. On November 16, 2004 the Company filed a preliminary information statement with the SEC. On December 16, 2004, the SEC responded with comments pertaining to the preliminary information statement. On February 25, 2005, the Company responded to these comments and received further additional comments from the SEC on March 15, 2005, May 19, 2005 and July 5, 2005. The Company has responded to the last comments received (July 5, 2005) on August 5, 2005 and received final comments from the SEC on August 23, 2005. The information statement can be completed once the 10-QSB for the quarter ended July 31, 2005 is filed. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

As of July 31, 2005, approximately 97% of the HDS common and 90% of the HDS preferred shareholders have exchanged their shares which has resulted in approximately 54.1% of the Company's voting securities outstanding at the time of the exchange owned by HDS stockholders. The Company anticipates that the remaining HDS shareholders will exchange their shares in the near future, which will result in 55.3% of the Company's voting securities outstanding at the time of the exchange being owned by HDS stockholders. Upon completion of this exchange, HDS common shareholders will exchange a total of 4,452,806 shares of stock for 53,434 shares of the Company's Preferred B Stock, which will be converted into 40,075,167 shares of the Company's common stock (a ratio of approximately 9 shares of the Company's common stock for 1 share of HDS stock). The HDS preferred shareholders will exchange a total of 522,487 shares of stock for 25,079 shares of the Company's Preferred B Stock which will be converted into 18,809,574 shares of the Company's common stock (a ratio of approximately 36 shares of the Company's common stock for 1 share of HDS stock). The HDS stockholders, upon completion of the exchange of shares, will receive an aggregate of 58,884,741 common shares or 55.3% of the total shares outstanding at the time of the exchange which aggregated 106,386,847 equivalent common shares on May 25, 2004, the exchange date.

Concurrent with the exchange, Nesco Series A Preferred shareholders agreed to exchange 512,500 shares of stock for an aggregate of 20,500 shares of the Company's Preferred B Stock, which will be converted into 15,375,000 shares of the Company's common stock (a ratio of approximately 30 common shares for 1 share of Series A preferred stock). As of July 31, 2005, 445,500 shares of Series A Preferred shares have been exchanged for 17,820 shares of Series B Preferred shares. The Company anticipates that the majority of the remaining Series A shareholders will exchange their shares in the near future.

As part of this transaction, Nesco conditionally transferred its three wholly owned subsidiaries, NAC, IAP and NACE, to a consultant and interim officer of Nesco who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify the Company against any claims and, in exchange therefore, received 3,000,000 shares of common stock of the Company and certain related registration rights. As additional consideration for the indemnification by the transferee, the Company agreed that if the transferee cannot in good faith resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such. On May 25, 2005, the Company agreed to extend the put right granted to the transferee until May 25, 2006 subject to the condition that the right may not be exercised until after January 1, 2006. The repurchase of the 2,400,000 common shares, which are subject to redemption by the transferee, are included in current liabilities at an aggregate of $330,000, the maximum amount the Company would be required to pay in the event of redemption.

The Company's fiscal year ends on April 30 and, therefore, references to fiscal 2006 and fiscal 2005 refer to the fiscal years ending April 30, 2006 and April 30, 2005, respectively.

The accompanying condensed consolidated financial statements of the Company reflect the historical results of the predecessor entity, HDS, prior to May 25, 2004 and the consolidated results of operations of the Company subsequent to the acquisition date of May 25, 2004.

Results of Operations

Revenues for the three months ended July 31, 2005 were $386,000 as compared to $188,000 for the three months ended July 31, 2004. The increase of $198,000 is primarily attributable to one new customer which had revenues of $94,000 in the current period and another customer who had increased revenues of $71,000 from the prior period due to developmental work on a new product. Cost of revenues for the three months ended July 31, 2005 increased by $34,000 from $211,000 to $246,000. Cost of revenues consists primarily of direct labor and other manufacturing fixed costs. The increase relates primarily to the costs of materials associated with the increase in revenues. Material costs generally range between 10% and 20% of revenues. The gross margin for the three months ended July 31, 2005 was $140,000 and compared with ($22,000) for the three months ended July 31, 2004. The negative gross margin of in the prior period is attributable to the amount of direct fixed costs such as rent, equipment depreciation and manufacturing overhead (primarily labor) which approximate $180,000 quarterly. In the current quarter, the increased revenue was able to cover these fixed costs and generate a positive gross margin. If the Company is able to generate additional revenue in the future to cover these fixed costs, the margin should improve as increased revenue will result in little, if any, corresponding increase to these fixed costs.

General and administrative expenses for the three months ended July 31, 2005 decreased to $313,000 from $3,125,000 for the three months ended July 31 2004. This decrease of $2,812,000 includes a charge of approximately $1,099,000 for stock issued for consulting and other services and a charge of approximately $1,794,000 for the revaluation of the HDS outstanding warrants which were exchanged for the Company's warrants at the time of the merger in the prior period as compared to a charge of $35,000 in the current period for the issuance of stock and warrants to consultants . The offsetting increase of $46,000 is primarily due to ongoing consulting fees, increased utility costs, and executive salaries from agreements entered into as a result of the merger and subsequently.

The net loss for the three months ended July 31, 2005 decreased to $1,202,000 from $3,539,000 for the three months ended July 31, 2004. This decrease of $2,337,000 includes a non-cash debt discount charge and amortization of debt financing costs of $828,000, an increase of $531,000 from the three months ended July 31, 2004. This increase is primarily due to greater amortization of these costs in the current period as a significant amount of debt was incurred after July 31, 2004. The decrease in the net loss also includes a charge of approximately $92,000 for liquidated damages accrued for not having the required registration statement declared effective timely as per the terms of an investment banking agreement. This increase of approximately $623,000 is offset by the decrease in general and administrative expenses as described above and the increase in gross margin as described above which aggregated $2,974,000.

Liquidity, Capital Resources and Going Concern

The Company's cash at July 31, 2005 decreased to approximately $19,000 as compared to approximately $157,000 in the prior fiscal period. This decrease is primarily attributable to the use of cash to fund current operations.

Net cash used in operating activities in the three months ended July 31, 2005 was approximately $33,000 as compared with approximately $456,000 in the prior fiscal period ended July 31, 2004. In the three months ended July 31, 2004, the Company used approximately $134,000 to pay down accounts payable which were required to be paid in order for the Company to continue to be able to operate. The balance of the cash used to fund operations was used to fund increased general and administrative costs and to cover fixed manufacturing costs as previously discussed above in results of operations which were not covered by revenues. In the period ending July 31, 2005, the Company used approximately $33,000 to fund current operations as funds were not available to pay down accounts payable and other liabilities which were due. The increase in revenues allowed the Company to cover its manufacturing costs and some of its general and administrative costs.

Net cash provided by investing activities in the three months ended July 31, 2005 was $-0- as compared with $86,000 in the three months ended July 31, 2004. The net cash provided by investing activities in the prior period was due to the cash received from Nesco at the closing of the Share Exchange, net of closing costs. The net cash provided by financing activities in the three months ended July 31, 2005 was $30,000 as compared with $526,000 in the three months ended July 31, 2004. The net cash provided by financing activities was primarily provided by the issuance of convertible debentures in the prior period. In the current period, a related party advanced the Company $30,000 for operating expenses.

On July 1, 2004, the Company entered into an investment banking agreement with Sloan Securities Corp. for the sale of up to $3,000,000 principal amount of the Company's 8% senior secured convertible notes due December 1, 2005, with interest payable on December 1 and June 1 semi-annually, either in cash or common stock, and convertible into common stock at $.15 per share. The notes are secured by the assets of the Company. Each note was issued with a five-year warrant to purchase shares of the Company's common stock at $.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. As a result of the agreement, which terminated on September 30, 2004, the Company received $2,295,000 in gross proceeds in connection with this agreement and issued warrants to purchase 15,300,000 shares. Under the terms of the private placement the Company has agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants. Approximately $1,108,000 of the proceeds was attributed to the fair value of the warrants and $1,004,000 to the intrinsic value of the beneficial conversion feature of the convertible debt. These amounts were recorded as equity components. The remaining balance of $183,000 was recorded as long-term debt. For the three months ended July 31, 2005 and July 31, 2004 the amortization of debt discount was approximately $409,000 and $11,000, respectively . The balance due on the notes at July 31, 2005 is approximately $1,783,000 consisting of approximately $2,295,000 in principal, approximately $31,000 of accrued interest, and unamortized debt discount of approximately $543,000. Interest expense for the three months ended July 31, 2005 and July 31, 2004 was approximately $47,000 and $2,000, respectively, of which approximately $31,000 is included in interest payable at July 31, 2005. On December 1, 2004, the Company issued 390,305 shares of common stock as payment for the interest due in the aggregate of approximately $59,000. On June 9, 2005, the Company issued 618,815 shares of common stock as payment for the interest due in the aggregate of approximately $93,000.

Financing fees in connection with this agreement approximated $286,000 which are being amortized over the term of the convertible notes. For the three months ended July 31, 2005 and July 31, 2004, the amortization of financing costs approximated $54,000 and $4,000 respectively. At July 31, 2005, the unamortized balance approximated $72,000.

In connection with this agreement, the Company issued the broker warrants to acquire 5,052,600 shares of common stock at an exercise price of $.15 per share. The fair value of the warrants ($405,000) will be charged to operations over the life of the underlying debt. For the three months ended July 31, 2005 and July 31, 2004, approximately $72,000 and $28,000 was charged to operations as financing costs for these warrants, respectively. At July 31, 2005, the unamortized balance approximated $95,000.

In connection with this agreement, under the terms of a related registration rights agreement, the Company was required to file a registration statement to effectively register the common stock issuable upon the conversion of the notes and exercise of the warrants no later than 60 days after the termination of the offering. As the Company did not file the required registration statement until January 27, 2005, liquidated damages in the amount of 2% per month of the aggregate purchase price were required to be paid in cash under the terms of the agreement. The holders of the notes agreed to accept this payment in the aggregate of $91,800 in common stock of the Company. The fair value of the shares due ($91,800) was charged to operations in the prior fiscal year and this expense is included in current liabilities as these shares have not been issued at July 31, 2005. In addition, the Company was required to have the registration statement declared effective no later than 270 days after the termination of the offering which was June 27, 2005. As the registration statement has not been declared effective, liquidated damages in the amount of 2% per month of the aggregate purchase price were required to be paid in cash under the terms of the agreement. At July 31, 2005, the amount of the damages ($91,800) was charged to operations and is included in current liabilities.

On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. The equity line can be drawn down upon a registration statement covering the shares being declared effective by the SEC. On November 16, 2004 the Company filed a preliminary information statement with the SEC to allow the Company to increase the number of common shares it is authorized to issue. This must be completed before the Company can have a registration statement declared effective by the SEC. On December 16, 2004, the SEC responded with comments pertaining to the preliminary information statement. On February 25, 2005, the Company responded to these comments and received further additional comments from the SEC on March 15, 2005, May 19, 2005 and July 5, 2005. The Company has responded to the last comments received (July 5, 2005) on August 5, 2005 and received final comments from the SEC on August 23, 2005. The information statement can be completed once the 10-QSB for the fiscal quarter ended July 31, 2005 is filed. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

On January 27, 2005, a preliminary registration statement was filed. On March 1, 2005, the SEC responded with comments pertaining to the preliminary registration statement. On November 4, 2005, the Company withdrew the Registration statement as the restrictions imposed on the Company by having a Registration statement on file, limits the Company's ability to obtain additional capital needed to carry out its business activities. As consideration for entering into the Standby Equity Distribution Agreement, we granted Cornell Capital Partners, LP 3,266.66 shares of the Company's Series B Preferred Stock (convertible into 2,450,000 shares of the Company's common stock) and paid a $70,000 cash consulting fee. In addition, the Company granted the placement agent 66.66 shares of Series B Preferred shares (convertible into 50,000 common shares). The fair value of the shares ($625,000) as well as $17,500 in fees and the $70,000 cash consulting fee associated with this agreement were recorded on the balance sheet as stock issuance costs in the quarter ended October 31, 2004.

At July 31, 2005, the Company has an accumulated deficit of approximately $19,771,000, a working capital deficit of approximately $6,986,000, a stockholders' deficit of approximately $5,818,000 and incurred a net loss of approximately $1,202,000 for the three months then ended. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent on the Company's ability to obtain financing on an as needed basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has current debt obligations, including interest, of approximately $6,249,000 which are due in December 2005. Although the Company is presently trying to obtain debt extensions, there are currently no available resources for the repayment of this debt. In addition, the current level of revenue being generated is not sufficient to fund current operating costs. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The additional funds which were received in the prior fiscal year from the financing described above have been substantially depleted to repay indebtedness, pay fees associated with the share exchange and for product development which has not yet materialized into current revenue. Management intends to focus its efforts in the next twelve months on building the business of the Company but realizes that additional debt or equity financing will be needed. There can be no assurance that the Company will be able to obtain this financing or that current debt obligations will be extended. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Item 3.  Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Controls over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that during the fiscal quarter to which this report relates, have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 6. - Exhibits And Reports on Form 8-K.

   (A) Exhibits:


Exhibit 31 - Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32 - Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

   (B) Reports on Form 8-K:

     Current Reports on Form 8-K filed during the quarter ended July 31, 2005 are as follows:


-- Report on Form 8-K/A (Amendment #2) filed with the SEC on May 17,2005 to report additional information about the acquisition of HDS under Item 2.01 and to revise the required proforma financial information under Item 9.01.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                          NESCO INDUSTRIES, INC.

                                          By: /s/ Matthew L. Harriton
                                              Matthew L. Harriton
                                              President and Chief
                                              Executive Officer

                                          By: /s/ Karen Nazzareno
                                              Karen Nazzareno
                                              Chief Financial Officer

Dated:  November 23, 2005