Form 10KSB/A
period 2005-04-30
NESCO INDUSTRIES INC
filed 2006-04-03
CIK 1099609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                  Amendment # 1


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


Check whether the issuer is not require to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act [ ]


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

At October 12, 2005, the registrant had 20,136,225 shares of Common Stock outstanding. Traditional Small Business Disclosure Format: Yes [ ] No [X]

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

Item 3.        Legal Proceedings...................................................... 12

Item 4.        Submission of Matters to a Vote of Security Holders.................... 12

PART II

Item 5.        Market for Common Equity, Related Stockholder Matters
               And Small Business Issuers Purchases of Equity Securities.............. 13

Item 6.        Management's Discussion and Analysis or Plan of Operation.............. 16

Item 7.        Financial Statements  ................................................. 25

Item 8.        Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure.................................... 26

Item 8A.       Controls and Procedures ............................................... 26

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance
               with Section 16(a) of the Exchange Act .................................27

Item 10.       Executive Compensation................................................. 29

Item 11.       Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters............................. 32

Item 12.       Certain Relationships and Related Transactions......................... 36

Item 13.       Exhibits .............................................................. 40

Item 14.       Principal Accountant Fees and Services................................. 42

Signatures     ....................................................................... 43

Exhibit 31

Exhibit 32

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB of Nesco Industries, Inc. for the fiscal year ended April 30, 2005 contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Forward-looking statements frequently convey our current expectations regarding, among other things,

     o    success of management;
     o    transition in business focus;
     o    achievement of operational goals;
     o    current and new products and services;
     o    dependence on a small number of customers;
     o    ability to secure financing;
     o    merger and acquisition prospects;
     o    formation of strategic relationships;
     o    current and potential claims, actions and proceedings;
     o    research and development activities;
     o    regulatory submissions and approvals;
     o    financial condition, results of operations and cash flows; and
     o    similar operating matters.

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

                                EXPLANATORY NOTE


The Annual Report on Form 10-KSB for the year ended April 30, 2005 was initially filed with the Securities and Exchange Commission ("SEC") on October 27, 2005 (the "Originally Filed 10-KSB"). This Amendment No. 1 is being filed to reflect restatements to the following consolidated financial statements: consolidated balance sheet as of April 30, 2005 and the consolidated statements of operations changes in stockholders' deficit and cash flows for the year ended April 30, 2005. On December 21, 2005, we announced that we would restate our consolidated financial statements for the year ended April 30, 2005 and our condensed consolidated financial statements for the quarter ended July 31, 2005 to reflect adjustments determined to be necessary as a result of the decision to expense $712,500 of deferred stock issuance costs associated with the proposed issuance of shares whose issuance was dependant on the effectiveness of a registration statement that we have withdrawn. Accordingly, the deferred stock issuance costs are now treated as an expense to the consolidated financial statements for the year ended April 30, 2005 and an adjustment to consolidated accumulated deficit at April 30, 2005 and July 31, 2005. For a description of the restatement, see "Restatement" in Note 2. to the accompanying Consolidated Financial Statements in this Amendment No. 1.

This Amendment No. 1 amends and restates Item 2 of Part I "August 2004 Standby Equity Distribution Agreement" and Items 5 ("Recent Sales and Issuances of

Unregistered Securities"), 6, 7 and 8A of Part II of the Originally Filed 10-KSB and Exhibits 31.1, 31.2, 32.1 and 32.2. Except as expressly stated by reference to a later date, no other Information in the Originally Filed 10-KSB has been amended to reflect events that have occurred at a later date. Accordingly, this Form 10-KSB/A continues to describe conditions and events as of the date of the Originally Filed 10-KSB.

For a discussion of events and developments subsequent to April 30, 2005, see:

o our Quarterly Report on Form 10-QSB for the three months ended July 31, 2005; and

o    our other filings subsequent to December 21, 2005.

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

     July 2004 Securities Purchase Agreement

On July 1, 2004, the Company entered into a securities purchase agreement under the terms of an investment banking agreement with Sloan Securities Corp. with third parties pursuant to which Nesco would issue 8% senior convertible notes, which are convertible to common stock at $.15 per share to investors for an aggregate of a minimum of $250,000 and a maximum of $3,000,000. Each note is issued with a five-year warrant to purchase a number of shares of the Company's common stock equal to 100% of the number of shares of the Company's common stock issuable (maximum 20,000,000 shares) at $.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. As a result of the agreement, which terminated on September 30, 2004, the Company received $2,295,000 in gross proceeds in connection with this agreement which may be converted into an aggregate of 15,300,000 common shares and issued warrants to purchase 15,300,000 shares. The notes mature on December 1, 2005. At April 30, 2005, none of these debentures have been converted. We relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in issuing the Notes and Warrants without registration under the Act. Under the terms of the securities purchase agreement we have agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants.


         August 2004 Standby Equity Distribution Agreement


On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. The equity line can be drawn down upon a registration statement covering the shares being declared effective by the SEC. On November 16, 2004 the Company filed a preliminary information statement with the Securities and Exchange Commission ("SEC") to allow the Company to increase the number of common shares it is authorized to issue. This needed to be completed before the Company could have a registration statement declared effective by the SEC. On January 27, 2005, a preliminary registration statement was filed with the SEC. Between December 2004 and November 2005, various comments and responses were exchanged between the SEC and the Company regarding the information statement and the registration statement. On November 4, 2005, the Company determined to withdraw the registration statement covering the shares to have been sold, thereby effectively terminating the planned issuance of shares. See also, Notes 2 and 9 to consolidated financial statements in Part 2, Item 7 of this report for additional details.


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

The gels are manufactured using proprietary mixing, coating and cross-linking technologies. Together, these proprietary technologies enable us to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics - thickness, water content, adherence, absorption, vapor transmission, release rates - while maintaining product integrity. These proprietary manufacturing technologies allow the Company to participate in the development of FDA regulated medical devices. We are currently participating in other highly regulated, confidential projects. Management believes that the Company has sufficient capacity in its core assets to address the anticipated manufacturing demand for all current and planned projects.

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

     Customers & Markets

     Moist Wound Healing. The Company markets products under its proprietary brand AQUAMATRIXTM as well as supplying hydrogel products to developers and distributors of prescription and OTC moist wound healing products for redistribution to healthcare professionals and retailers. The benefits of moist wound healing products include reduced scarring and pain and greater speed of healing. The Company expects the markets for its moist wound healing products to continue to expand due to the growing recognition by professionals and consumers of the benefits of moist wound healing.

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

Proprietary Technologies

     o Proprietary Mixing. Management believes that the Company is able to manufacture hydrogel feed mixes with far greater homogeneity than those of the competition. This is critical especially as it relates to the dosing of active ingredients. In addition, the Company's proprietary mixing technology allows for the incorporation of sensitive materials that may degrade if subjected to other types of mixing.

     o Proprietary Coating. The Company's proprietary coating technology enables it to handle the gels properly even though they are extremely viscous (thick and resistant to flow). The Company has achieved coating tolerances which have allowed it to coat materials as thin as
          0.005 inches with a margin for error of typically less than 5%. Thickness controls are critical with respect to the performance of many of the end products utilizing the Company's hydrogels including medical electrodes, transdermal delivery patches and cosmetic patches. We have also developed coating methodology which minimizes imperfections such as wrinkling in the end product by significantly reducing line tension. This proprietary know-how allows us to manufacture high quality, consistent product which meet the exacting standards of the Company's customers.

     o Proprietary Cross-linking Technology. The Company cross-links its hydrogels using an electron beam accelerator. Electron beam cross-linking is achieved through the introduction of the high energy field, created by the accelerated electrons, which causes the release of hydrogen atoms thereby causing carbon molecule covalent bonding. The creation of longer chains of the polymer in the gel increases its molecular integrity, giving the gel characteristics which make it useful in a variety of products.

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

Recent Sales and Issuance of Unregistered Securities

In the past three fiscal years we have issued the following securities in transactions not registered under the Securities Act of 1933:

     o In June 2002, OLDCO issued 512,500 shares of our 10% Series A Convertible Preferred Stock ("Preferred Stock") in connection with the initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of Preferred Stock to accredited investors at $2.00 per share. Each share of Preferred Stock was convertible into four shares of Common Stock at a conversion price of $0.50 per share. KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 402,500 shares of Common Stock as commissions in connection with the June 2002 private placement. We relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in issuing the shares of Preferred Stock and warrants without registration under the Act. Under the terms of the private placement, we had agreed to undertake to register the Common Stock issuable upon the conversion of the Preferred Stock sold and the Common Stock issuable upon the exercise of warrants issued to the placement agent. These warrants were cancelled in connection with the share exchange agreement with HDS. Concurrent with the exchange, OLDCO Series A Preferred shareholders agreed to exchange these 512,500 shares of stock for an aggregate of 20,500 shares of NEWCO Preferred B Stock, which will be converted into 15,375,000 shares of NEWCO common stock (a ratio of approximately 30 NEWCO common shares for 1 share of Series A preferred stock). As of April 30, 2005, 445,500 shares of
          Series A Preferred shares have been exchanged for 17,820 shares of Series B Preferred shares.

     o In March 2004, Mr. Ronald Kuzon, an interim officer and consultant exercised 1,000,000 warrants for $.05 in a cashless exercise. An aggregate of 857,142 shares were delivered as the excess of the fair value $(.35) of the stock purchased over the exercise price was used to pay for the shares in the aggregate of 142,858 shares.

     o In May 2004, as a condition to the share exchange, OLDCO transferred its wholly owned subsidiaries, NAC, IAP and NACS to a corporation controlled by Ronald Kuzon, a former interim officer and consultant to the Company. In consideration for an indemnification undertaking, the transferee received 3,000,000 of our common shares. We also issued an aggregate of 6,500,000 of our common shares to an advisor, a limited liability company owned by an affiliate of Ronald Kuzon, for services in connection with the share exchange agreement. This advisor, under related contractual obligations, assigned an aggregate of 5,000,000 of these common shares to third parties. On May 25, 2004, we entered into a two year consulting agreement with an affiliate of Ronald Kuzon which provided for the issuance of 2,000,000 of our common shares and a minimum monthly consulting fee of $7,500. We also issued, to two officers of HDS, in exchange for outstanding notes and accrued payroll, convertible 8% debentures convertible at $.15 per share in the aggregate principal amounts of approximately $365,000 to Mr. Matthew Harriton and approximately $439,000 to Mr. Geoffrey Donaldson, and a like number of warrants (approximately 803,000). The HDS other debt holders were also granted, in consideration of an extension of term debt, a warrant to acquire one share of NEWCO Common Stock for each dollar of HDS debt, for an aggregate of the issuance of 2,736,212 warrants. The total HDS term debt of $2,736,212 was also exchanged for NEWCO convertible debt and the holders may convert this debt to approximately 28,551,000 shares of NEWCO common stock, based on the same ratios as the share exchange agreement.

     o In May 2004, as a condition to the share exchange, OLDCO was also required to convert its outstanding shareholder debt to equity. On May 11, 2004, prior to the date of the closing, the holders of this debt in the aggregate principal amount of $952,501 agreed to exchange the debt for an aggregate of 20,000 shares of OLDCO's Series B Preferred Stock which is convertible into 15,000,000 shares of NEWCO's common stock.

     o On July 1, 2004, the Company entered into an investment banking agreement with Sloan Securities Corp. for the sale of up to $3,000,000 principal amount of the Company's 8% senior convertible notes due December 1, 2005, with interest payable on December 1 and June 1 semi-annually, either in cash or common stock, and convertible into common stock at $.15 per share or an aggregate of 15,300,000 common shares. Each note was issued with a five-year warrant to purchase shares of the Company's common stock at $.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. As a result of the agreement, which terminated on September 30, 2004, the Company received $2,295,000 in gross proceeds in connection with this agreement and issued warrants to purchase 15,300,000 shares. Under the terms of the private placement the Company has agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants. On December 1, 2004, the Company issued 390,305 shares of common stock as payment for interest due on the notes. On June 1, 2005, the Company issued 618,815 shares of common stock as payment for interest due on the notes.

          In connection with this agreement, the Company issued the broker warrants to acquire 5,052,600 shares of NEWCO common stock at an exercise price of $.15 per share.

     o On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. The equity line can be drawn down upon a registration statement covering the shares being declared effective by the SEC. As consideration for entering into the Standby Equity Distribution Agreement, we granted Cornell Capital Partners, LP 3,266.66 shares of Series B Preferred Stock (convertible into 2,450,000 common shares) and paid a $70,000 cash consulting fee. In addition, we granted the placement agent 66.66 shares of Series B Preferred shares (convertible into 50,000 common shares). As discussed further in Note 2 to consolidated financial statements, the Company withdrew its registration statement in November 2005 and has expensed the costs associated with this agreement as of April 30, 2005.

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


NEWCO had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, because NEWCO did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which NEWCO is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of NEWCO common stock. On November 16, 2004 NEWCO filed a preliminary information statement with the Securities and Exchange Commission ("SEC"). On December 16, 2004, the SEC responded with comments pertaining to the preliminary information statement. On February 25, 2005, the Company responded to these comments and received further additional comments from the SEC on March 15, 2005, May 19, 2005 and July 5, 2005. The Company has responded to the last comments received (July 5, 2005) on August 5, 2005 and received comments from the SEC on August 23, 2005. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.


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

The net loss for the year ended April 30, 2005 increased to $8,597,000 from $1,499,000 for the year ended April 30, 2004. This increase of $7,098,000 includes a non-cash debt discount charge of $2,281,000, an increase of $2,122,000 from the year ended April 30, 2004. This increase is primarily due to a charge of $1,080,000 for the fair value of additional warrants issued to the HDS debt holders for the extension of their term debt and for the intrinsic value of the beneficial conversion feature as related to the exchange of the HDS term debt for NEWCO convertible debt at the time of the merger and a charge of $1,201,000 for the intrinsic value of the beneficial conversion feature as related to the issuance of convertible debentures and warrants in connection with the investment banking agreement. The increase in the net loss also includes charges of $713,000 and $398,000, respectively, in the current period for the expensing of certain deferred stock issuance costs and the amortization of various financing costs as well as a charge of approximately $92,000 for liquidated damages paid in stock for not filing the required registration statement as per the terms of an investment banking agreement. The rest of the increase is primarily attributable to the increase in general and administrative expenses as described above and an increase in interest expense of approximately $156,000 from the prior year due to increased debt obligations.


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

On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. The equity line can be drawn down upon a registration statement covering the shares being declared effective by the SEC. On January 27, 2005, a preliminary registration statement was filed. As consideration for entering into the Standby Equity Distribution Agreement, the

Company granted Cornell Capital Partners, LP 3,266.66 shares of Series B Preferred Stock (convertible into 2,450,000 common shares) and paid a $70,000 cash consulting fee. In addition, we granted the placement agent 66.66 shares of Series B Preferred Stock (convertible into 50,000 common shares). The fair value of the shares ($625,000) as well as $17,500 in fees and the $70,000 cash consulting fee associated with this agreement were recorded on the balance sheet as stock issuance costs in the quarter ended October 31, 2004.

On November 16, 2004 the Company filed a preliminary information statement with the Securities and Exchange CommissionSEC to allow the Company to increase the number of common shares it is authorized to issue. This must be completed before the Company can have a registration statement declared effective by the SEC. On January 27, 2005, a preliminary registration statement was filed with the SEC. Between December 2004 and November 2005 various comments and responses were exchanged between the SEC and the Company. On November 4, 2005, the Company decided to withdraw the registration statement covering the shares to be sold, thereby effectively terminating the planned issuance of shares to Cornell Capital Partners, LP. As discussed further in Note 2 to consolidated financial statements in Part 2, Item 7, the Company has expensed the $713,000 of stock issuance costs as of April 30, 2005.

The following table provides a summary of the Company's loans payable and commitments for operating leases at April 30, 2005:

                                                                 Less than                           3 or More
                                              Total ($)          1 Year ($)         1-3 Years ($)    Years ($)
                                              ---------          ----------         -------------    ---------
Notes and interest payable                      664,341             664,341               --             --
Convertible debentures and interest
 payable, related party                       1,547,747           1,547,747               --             --
Convertible debentures and interest
 payable, other                               3,153,232           3,153,232               --             --
Convertible debentures and interest
 payable, officers                              863,117             863,117               --             --

Operating leases                              1,774,808             342,710             923,098       $509,000
                                             ----------          ----------             -------       --------

         Total Contractual Obligations       $8,003,245          $6,571,147             923,098       $509,000
                                             ==========          ==========            ========       ========


     Current Debt :

Substantially all of the Company's debt obligations are current and are due in December 2005. The total current obligations as described above in the aggregate of $6,228,000 and further in the Company's audited financial statements consist of approximately $5,586,000 in principal and approximately $642,000 in interest at April 30, 2005. In December 2005, $5,031,212 face amount of convertible debentures became due and payable together with accrued interest. The Company was unable to make such repayment and, as such, is in default of such agreements. The Company is in discussions with the debt holders to reschedule the repayment of the debt.

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

     Basis of Presentation - Going Concern

At April 30, 2005, the Company had an accumulated deficit of approximately $19,281,000, a working capital deficit of approximately $6,048,000 and incurred a net loss of approximately $8,596,000 for the year then ended. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent on the Company's ability to obtain financing on an as needed basis. The Company's current financial condition raises substantial doubt about the Company's ability to continue as a going concern. The additional funds which were received in the current fiscal year from the financing described above have been substantially depleted to repay indebtedness, pay fees associated with the share exchange and for product development which has not yet materialized into current revenue. Management intends to focus its efforts in the next twelve months on building the business of the Company but realizes that additional debt or equity financing will be needed. There can be no assurance that the Company will be able to obtain this financing or that current debt obligations will be extended. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

ITEM 7. FINANCIAL STATEMENTS


                                    CONTENTS






                                                                   Page

Report of Independent Registered Public Accounting Firm              26

Consolidated Balance Sheet                                      27 - 28

Consolidated Statements of Operations                                29

Consolidated Statements of Changes in Stockholders' Deficit          30

Consolidated Statements of Cash Flows                           31 - 33

Notes to Consolidated Financial Statements                      34 - 53

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nesco Industries, Inc.


     We have audited the accompanying consolidated balance sheet of Nesco Industries, Inc. and Subsidiaries as of April 30, 2005, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended April 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has incurred cumulative losses of approximately $19,281,000 since inception and utilized cash of approximately $2,039,000 for operating activities during the two years ended April 30, 2005. The Company has a working capital deficit of approximately $6,048,000, and a stockholders' deficit of approximately $5,431,000 as of April 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 4. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its April 30, 2005 consolidated financial statements to reflect the expensing of deferred stock issuance costs associated with shares that were to be included in a registration statement that was withdrawn subsequent to April 30, 2005.

                                   /s/ Rothstein, Kass & Company, P.C.
                                   -----------------------------------
Roseland, New Jersey
September 8, 2005, except for
 Note 2 and 19 as to which the date is
March 15, 2006

Item 1. Financial Statements

NESCO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET


----------------------------------------------------------------------------------------------------------------------------
                                                                                                              April 30,
                                                                                                                 2005
                                                                                                             as restated
----------------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets                                                                                                       21,659
Accounts receivable                                                                                                 123,629
Inventories                                                                                                          65,126
Prepaid expenses and other current assets                                                                            50,259
                                                                                                          ------------------

Total current assets                                                                                                260,673
                                                                                                          ------------------

Property and equipment, net of accumulated depreciation of $1,667,768                                               417,886
                                                                                                          ------------------

Other assets
Deferred financing costs                                                                                            293,860
Investments                                                                                                           6,000
Other                                                                                                                16,455
                                                                                                          ------------------

Total other assets                                                                                                  316,315
                                                                                                          ------------------

                                                                                                          $         994,874
                                                                                                          ==================
LIABILITIES AND STOCKHOLDERS'  DEFICIT

Current liabilities
Note and interest payable                                                                                 $         664,341
Convertible debentures and interest payable, related party, net of debt discount of $500,823                      1,046,924
Convertible debentures and interest payable, other, net of debt discount of $1,191,209                            1,962,023
Convertible debentures and interest payable, officers, net of debt discount of $38,430                              824,637
Customer deposits                                                                                                   839,653
Accounts payable and accrued expenses                                                                               304,243
Stock to be issued                                                                                                  187,920
Common stock subject to redemption                                                                                  330,000
Due to affiliate                                                                                                    149,355
                                                                                                          ------------------

Total current liabilities                                                                                         6,309,096
                                                                                                          ------------------

Long-term liabilities, deferred sublease income                                                                     117,000
                                                                                                          ------------------
See accompanying notes to the consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------------------------
                                                                                                              April 30,
                                                                                                                2005
                                                                                                             as restated
------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
Stockholders' deficit
Series A convertible preferred stock, $.001 par value, authorized
850,000 shares, 67,000  issued and outstanding                                                                           67
Series B convertible preferred stock, $.001 par value, authorized
150,000 shares, 116,687 issued and outstanding                                                                          117
Common stock, $.001 par value, authorized 25,000,000 shares,
17,117,410  issued and outstanding                                                                                   17,117
Additional paid-in-capital                                                                                       13,901,865
Accumulated other comprehensive loss                                                                                (69,000)
Accumulated deficit                                                                                             (19,281,388)
                                                                                                          ------------------

Total stockholders' deficit                                                                                      (5,431,222)
                                                                                                          ------------------

                                                                                                          $         994,874
                                                                                                          ==================
See accompanying notes to the consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


------------------------------------------------------------------------------------------------------------------

Years Ended April 30,                                                         2005                        2004
                                                                          as restated
------------------------------------------------------------------------------------------------------------------
Revenues                                                            $          738,498         $          623,349

Cost of revenues                                                               928,379                    912,082
                                                                    ----------------------------------------------
Gross margin                                                                  (189,881)                  (288,733)
                                                                    ----------------------------------------------

Operating expenses
General and administrative                                                   4,404,184                    661,737
Amortization and other expenses                                                136,470                    116,213
                                                                    ----------------------------------------------

                                                                             4,540,654                    777,950
                                                                    ----------------------------------------------

Loss from operations                                                        (4,730,535)                (1,066,683)
                                                                    ----------------------------------------------

Other income (expenses)
Sublease income                                                                 46,800                          -
Amortization of debt discount                                               (2,281,037)                  (158,526)
Stock issuance costs expensed                                                 (712,500)                         -
Interest expense                                                              (265,287)                  (152,398)
Interest expense, related parties                                             (164,496)                  (121,434)
Amortization of financing costs                                               (397,663)                         -
Liquidated damages - stock                                                     (91,800)                         -
                                                                    ----------------------------------------------

                                                                            (3,865,983)                  (432,358)
                                                                    ----------------------------------------------

Net loss                                                            $       (8,596,518)        $       (1,499,041)
                                                                    ==============================================

Weighted average common shares outstanding
Basic and diluted (see Note 11)                                             15,742,882
                                                                    ----------------------------------------------

Loss per common share
Basic and diluted (See Note 11)                                     $            (0.55)        $        N/A
                                                                    ----------------------------------------------

See accompanying notes to the consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

------------------------------------------------------------------------------------------------------------------------------
Years Ended April 30, 2005 and 2004
------------------------------------------------------------------------------------------------------------------------------
                                                                NEWCO            HDS
                                              Series A         Series B       Series B
                                             Convertible     Convertible      Convertible
                                              Preferred       Preferred        Preferred                           Additional
                                               Stock             Stock          Stock            Common Stock        Paid-in
                                               Shares   Amount   Shares  Amount Shares Amount  Shares    Amount      Capital
Balances, April 30, 2003                             - $    -        - $    -   522,487  $52   4,702,806    470     $6,186,798

Issuance of warrants in connection
with convertible debentures                                                                                            130,880

Net loss / comprehensive loss
                                              --------------------------------------------------------------------------------
Balances, April 30, 2004                             -      -        -      -   522,487   52   4,702,806    470      6,317,678

Reverse acquisition on May 25, 2004            512,500    513   94,625     95  (522,487) (52)  2,924,299  7,157      1,345,509

Revaluation of warrants as part of
reverse acquisition                                                                                                  1,793,555

Conversion of series A convertible preferred
stock to series B convertible preferred stock (445,500)  (446)  17,820     18                                              428

Conversion of note receivable from officer to convertible debentures

Issuance of common stock for services                                                          8,500,000  8,500        986,010

Issuance of common stock in connection
with sale of subsidiaries                                                                        600,000    600           (600)

Issuance of common stock for interest expense                                                    390,305    390         58,153

Issuance of series B convertible preferred
stock for services                                               4,242      4                                          727,246

Debt discount on convertible debentures                                                                              2,203,825

Issuance of warrants in connection
with services                                                                                                          470,061

Net loss / comprehensive loss, as restated
                                              --------------------------------------------------------------------------------
Balances, April 30, 2005, as restated           67,000 $   67  116,687   $117         - $  - $17,117,410  $17,117 $ 13,901,865
                                              ================================================================================

See accompanying notes to consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------------------------------
Years Ended April 30, 2005 and 2004
---------------------------------------------------------------------------------------------------------------------------------
                                                       Accumulated
                                                          Other           Note      Treasury
                                                      Comprehensive    Receivable,   Stock                 Accumulated
                                                          Loss           Officer     Shares      Amount      Deficit    Total
                                                      ---------------------------------------------------------------------------
Balances, April 30, 2003                              $  (69,000)      $(80,000)    250,000   $ (42,500)   (9,185,829) (3,190,009)


Issuance of warrants in connection
with convertible debentures                                                                                               130,880

Net loss / comprehensive loss                                                                              (1,499,041) (1,499,041)
                                                      ---------------------------------------------------------------------------
Balances, April 30, 2004                                 (69,000)       (80,000)   250,000      (42,500)   (10,684,870)(4,558,170)


Reverse acquisition on May 25, 2004                                               (250,000)      42,500                 1,395,722


Revaluation of warrants as part of
reverse acquisition                                                                                                     1,793,555

Conversion of series A convertible preferred
stock to series B convertible preferred stock                                                                                   -

Conversion of note receivable from officer
to convertible debentures                                                80,000                                            80,000


Issuance of common stock for services                                                                                     994,510

Issuance of common stock in connection
with sale of subsidiaries                                                                                                       -

Issuance of common stock for interest expense                                                                              58,543

Issuance of series B convertible preferred
stock for services                                                                                                        727,250

Debt discount on convertible debentures                                                                                 2,203,825

Issuance of warrants in connection
with services                                                                                                             470,061

Net loss / comprehensive loss, as restated                                                                  (8,596,518)(8,596,518)

                                                      ----------------------------------------------------------------------------
Balances, April 30, 2005, as restated                  $  (69,000)      $      -          -    $       -   (19,281,388)(5,431,222)

                                                      ============================================================================

See accompanying notes to consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------

Years Ended April 30,                                                                       2005                  2004
------------------------------------------------------------------------------------------------------------------------------
                                                                                        as restated
Cash flows from operating activities
Net loss                                                                            $      (8,596,518)    $      (1,499,041)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Stock and warrants issued for services                                                   1,217,373                   -
   Revaluation of warrants and options                                                      1,793,555                   -
   Stock issuance costs expensed                                                              712,500                   -
   Depreciation and amortization                                                              251,487               334,160
   Amortization of debt discount                                                            2,281,037               158,526
   Amortization of financing costs                                                            397,663                   -
   Liquidating damages - stock                                                                 91,800                   -
   Gain on sale of equipment                                                                       -                   (950)
   Changes in operating assets and liabilities:
     Accounts receivable                                                                      (49,937)              (13,820)
     Inventories                                                                               23,212                (2,678)
     Prepaid expenses and other current assets                                                  7,760               (45,959)
     Other assets                                                                              (6,549)               (6,400)
     Customer deposits                                                                         (8,000)              315,705
     Accounts payable and accrued expenses                                                    (55,003)               48,779
     Deferred sublease income                                                                 (46,800)                  -
     Due to affiliates                                                                       (151,809)              195,329
     Interest payable                                                                         343,058               273,000
                                                                                    ----------------------------------------

Net cash used in operating activities                                                      (1,795,171)             (243,349)
                                                                                    ----------------------------------------

Cash flows from investing activities
  Net cash acquired from merger                                                                86,183                   -
  Purchase of equipment                                                                        (8,925)                  -
  Proceeds from sale of equipment                                                                  -                  2,000
                                                                                    ----------------------------------------
Net cash provided by investing activities                                                      77,258                 2,000
                                                                                    ----------------------------------------

Cash flows from financing activities
  Proceeds from issuance of convertible debentures, other                                   2,295,000                   -
  Proceeds from issuance of convertible debentures, related party                                  -                198,000
  Proceeds from bridge loan, merger candidate                                                      -                208,500
  Payments on notes payable                                                                  (238,000)             (191,827)
  Payments for financing costs                                                               (286,380)                  -
  Payments of stock issuance costs                                                            (87,500)                  -
  Proceeds from loan from officer                                                                  -                 72,000
  Payments on loan from officer                                                                (7,000)                  -
  Proceeds from (payments to) affiliate                                                        62,624               (89,350)
                                                                                    ----------------------------------------

Net cash provided by financing activities                                                   1,738,744               197,323
                                                                                    ----------------------------------------

Net increase (decrease) in cash                                                                20,831               (44,026)
Cash
  Beginning of year                                                                               828                44,854
                                                                                    ----------------------------------------
End of year                                                                         $          21,659     $             828

See accompanying notes to consolidated financial statements


NESCO INDUSTRIES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------

Years Ended April 30,                                                                      2005                  2004
------------------------------------------------------------------------------------------------------------------------------
                                                                                       as restated
Supplemental disclosure of cash flow information,
 cash paid during the year for interest                                             $          88,764     $          24,827
                                                                                    ==========================================

Supplemental disclosure of non-cash investing and financing, activities:

Fair value stock issued in connection with Standby Equity Distribution
 Agreement (see Note 8)                                                             $         625,000     $               -
                                                                                    ==========================================

Fair value of warrants issued to brokers for financing services                     $         405,143     $               -
                                                                                    ==========================================

Debt discount related to convertible debentures                                     $       3,971,074     $               -
                                                                                    ==========================================

Stock issued for interest payment on convertible debentures                         $          58,543     $               -
                                                                                    ==========================================

Reclassification of accounts payable to due to affiliate                            $           5,014     $               -
                                                                                    ==========================================

Reclassification of treasury stock to additional paid in capital                    $          42,500     $               -
                                                                                    ==========================================

Reclassification of note receivable, officer and interest receivable
 against convertible debentures and interest payable, officer                       $         112,000     $               -
                                                                                    ==========================================

Reclassification of accrued expenses to convertible debentures
 and interest payable, officer                                                      $         552,335     $               -
                                                                                    ==========================================

Reclassification of due to officer to convertible debentures and
 interest payable, officer                                                          $         257,846     $               -
                                                                                    ==========================================

Reclassification of additional paid in capital to series A convertible
 preferred stock                                                                    $             513     $               -
                                                                                    ==========================================

Reclassification of additional paid in capital to series B convertible
 preferred stock                                                                    $              95     $               -
                                                                                    ==========================================

Conversion of series A convertible preferred stock to series B
 convertible preferred stock                                                        $             446     $               -
                                                                                    ==========================================

Reclassification of additional paid in capital to common stock                      $           7,757     $               -
                                                                                    ==========================================

See accompanying notes to consolidated financial statements





NESCO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

------------------------------------------------------------------------------------------------------------------------------

Years Ended April 30,                                                                     2005                  2004
------------------------------------------------------------------------------------------------------------------------------
                                                                                       as restated

Supplemental disclosure of non-cash investing and financing, activities (continued):

Balance sheet of Nesco Industries, Inc. at the date of the Share Exchange (See Note 2):

Property and equipment                                                              $           4,939     $        -
                                                                                    ----------------------------------------


Accounts payable and accrued expenses                                                         177,351

Deferred sublease income                                                                      163,800

Stockholders' equity                                                                            6,581
                                                                                    ----------------------------------------

      Total liabilities and stockholders' equity                                              347,732
                                                                                    ----------------------------------------

Elimination of intercompany bridge loan                                                      (208,500)
                                                                                    ----------------------------------------

Cash acquired from merger                                                                     134,293

Expenditure of legal fees in connection with merger                                           (48,110)
                                                                                    ----------------------------------------

Net cash acquired from merger                                                       $          86,183     $        -
                                                                                    ========================================

See accompanying notes to consolidated financial statements


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

2.  Restatement

In December 2005, subsequent to the issuance of the April 30, 2005 consolidated financial statements, the Company concluded that $712,500 of stock issuance costs that had been deferred should have been expensed as of April 30, 2005. Such costs were incurred in connection with a proposed issuance of shares to Cornell Capital Partners LP, the issuance of which was dependant on the effectiveness of a registration statement. The related registration statement was filed in January 2005 but withdrawn in November 2005, shortly after the release of the April 30, 2005 consolidated financial statements. The effect of this change increases net loss and net loss per share as follows:

                                                           2005             2004
                                                           ----             ----
      Net loss, as reported                            $(7,884,018)      $(1,499,041)
      Write off deferred stock issuance costs             (712,500)            -
                                                       -----------       -----------
      Net loss, as restated                            $(8,596,518)      $(1,499,041)
                                                       -----------       -----------
      Net loss per common share, basic and diluted,
         as reported                                        $(0.50)          N/A
      Write off deferred stock issuance costs                (0.05)           -
                                                       -----------       -----------
      Net loss per common share, basic and diluted,
         as restated                                        $(0.55)          N/A
                                                       -----------       -----------

                                       34

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The effect of this change is also to decrease total assets and increase stockholders' deficit at April 30, 2005 as follows:

                                                          April 30, 2005
                                                          --------------
                                                     Stockholders'      Total
                                                        Deficit         Assets
                                                        -------         ------
      As reported                                    $(4,718,722)     $1,707,374
      Write-off deferred stock issuance costs           (712,500)       (712,500)
                                                     -----------      ----------
      As restated                                    $(5,431,222)     $  994,874
                                                     -----------      ----------


3.   Exchange of securities


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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following unaudited supplemental pro forma condensed financial information is presented to illustrate the effects of the acquisition of HDS on the historical operating results for the years ended April 30, 2005 and 2004 as if the acquisition had occurred at the beginning of the respective period:

                                Year Ended April 30,
                                --------------------
                               2005             2004
                               ----             ----
Revenues                $      738,498   $      623,349
Net loss                $   (8,641,065)  $   (3,267,982)
Net loss                $        (0.52)  $        (0.00)
per share

The above information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations that actually would have been realized had HDS and OLDCO been a combined company during the specified periods.

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Going concern and liquidity

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $19,281,000 since inception and utilized cash of approximately $2,039,000 for operating activities during the two years ended April 30, 2005. The Company has a working capital deficit of approximately $6,048,000 and a stockholders' deficit of approximately $5,431,000 as of April 30, 2005. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent on the Company's ability to obtain financing on an as needed basis. The Company has obtained additional financing as described in Note 8 and has completed an acquisition as described in Note 2. In addition, the Company has additional financing available as described in Note 9. However, the Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


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

5.   Summary of significant accounting policies


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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

The Company complies with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148.

The Company applies APB No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock at date of grant. Had compensation for the Company's stock options been determined as provided by SFAS No. 123 using the Black-Scholes option pricing model, the Company's consolidated net loss would have been adjusted to the pro forma amounts indicated below:

                                                                           2005              2004
                                                                           ----              ----
Net loss, as reported                                                  $ (8,596,518)      $ (1,499,041)

Stock-based compensation determined under the
fair value-based method, net of related tax effects                      $ (241,749)                 -
                                                                  -------------------------------------

Net loss, pro forma                                                    $ (8,838,267)      $ (1,499,041)
                                                                  =====================================

Loss per common share, basic and diluted
As reported                                                                 $ (0.55)               $ -

Pro forma                                                                   $ (0.56)               $ -

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25 ("APB No. 25"). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is February 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method," compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

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

6.   Property and equipment

Property and equipment, at cost, consist of the following at April 30, 2005:


Machinery and equipment                            $ 1,614,114
Office equipment and fixtures                           97,684
Leasehold improvements                                 373,856
                                             ------------------

                                                     2,085,654
Less accumulated depreciation
  and amortization                                   1,667,768
                                             ------------------

                                                     $ 417,886
                                             ==================

Depreciation expense for the years ended April 30, 2005 and 2004 amounted to approximately $166,000 and $218,000, respectively.

7.       Purchased technology

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

8.   Current Debt

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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.  Standby Equity Distribution Agreement

On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. The equity line was to be drawn down upon a registration statement covering the shares being declared effective by the SEC. As consideration for entering into the Standby Equity Distribution Agreement, the Company granted Cornell Capital Partners, LP 3,266.66 shares of Series B Preferred Stock (convertible into 2,450,000 common shares) and paid a $70,000 cash consulting fee. In addition, we granted the placement agent 66.66 shares of Series B Preferred Stock (convertible into 50,000 common shares). The fair value of the shares ($625,000) as well as $17,500 in fees and the $70,000 cash consulting fee associated with this agreement were recorded on the balance sheet as stock issuance costs in the quarter ended October 31, 2004.

On November 16, 2004 the Company filed a preliminary information statement with the SEC to allow the Company to effect an increase the number of common shares it is authorized to issue. This needed to be completed before the Company could have a registration statement declared effective by the SEC. On January 27, 2005, a preliminary registration statement was filed. Between December 2004 and November 2005, various comments and responses were exchanged between the SEC and the Company on the information statement and the registration statement. On November 4, 2005, the Company decided to withdraw the registration statement covering the shares to be sold, thereby effectively terminating the planned issuance of shares to Cornell Capital Partners. LP. As discussed in Note 2, the Company has expensed the $712,500 of stock issuance costs as of April 30, 2005.

11.   Customer deposits

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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   Due to affiliates

Due to affiliates at April 30, 2005 of approximately $149,000 consists primary of temporary advances, unpaid rent and real estate taxes due to an entity owned by a related party of the Company.

13.    Stockholders' deficit

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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following supplemental pro forma information is presented to illustrate the effects of the conversion of Series A and Series B preferred stock to common stock for the years ended April 30, 2005 and 2004:

                                                April 30, 2005       April 30, 2004
                                                --------------       --------------
Net Loss                                        $(8,559,458)           $(1,499,041)

Weighed average common shares outstanding
  Basic and diluted                             104,849,245             58,884,741

Loss per common share, basic and diluted        $      (.08)           $      (.03)

The loss per common shares does not include an aggregate of 56,436,304 warrants and options outstanding and 43,850,747 shares issuable under the terms of convertible debt. The effect of these securities would be antidilutive.


14.    Income taxes


Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards.

The tax effects of significant items comprising the Company's net deferred tax asset as of April 30, 2005 are as follows:

                                                                        2005                  2004
Deferred tax asset
Net operating loss carryforward                                       $ 6,903,000           $ 3,435,000
Tax basis of intangible assets in
  excess of book basis                                                    162,000               150,000
                                                               -----------------------------------------
Deferred tax asset                                                      7,065,000             3,585,000

Valuation allowance                                                    (7,065,000)           (3,585,000)
                                                               -----------------------------------------
Net deferred tax asset                                                 $     -              $      -
                                                               =========================================

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The increase in valuation allowance of $3,480,000 and $475,000 for the years ended April 30, 2005 and 2004 respectively is primarily attributable to the Company's additional net operating losses. At April 30, 2005, the Company has federal and state net operating loss carryforwards of approximately $17,258,000, which expire beginning in 2012.


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

The following table presents the principal reasons for the differences between the effective tax rate and the U.S. Federal statutory income tax rate attributable to continuing operations for the years ended April 30, 2005 and 2004:

                                                                            2005                2004
U.S. federal statutory income tax rate                                     (34.0)%             (34.0)%
State and local statutory income tax rate (net of Federal benefit)          (7.3)%              (7.3)%
Change in the valuation allowance                                           40.0 %              31.7 %
Other                                                                        1.3 %               9.6 %
                                                                          ------------------------------

                                                                             0.0 %               0.0 %
                                                                          ==============================

15.    Commitments and contingencies

Employment Agreements

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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

16.  Related party transactions

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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum annual rentals under the manufacturing facility lease are approximately as follows:

         Year ending April 30,
                 2006                       $ 164,000
                 2007                         170,000
                 2008                         172,000
                 2009                         179,000
                 2010                         181,000
              Thereafter                      328,000
                                       ------------------
                                          $ 1,194,000
                                          ===========

Rent expense for the years ended April 30, 2005 and 2004 was approximately $196,000 and $186,000, respectively.

17.   Major customers

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

18.   Stock options and warrants

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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the options and warrants granted to officers, employees consultants and convertible debt holders for the period from April 30, 2003 through April 30, 2005:

                                                                Number of shares
                                                     ---------------------------------------
                                                                                                              Weighted
                                                                                                  HDS         Average
                                       Total                                                    Warrants      Exercise
                                       number            NEWCO                HDS    -----------------------  price per
                                      of shares     Options    Warrants    Options   Common Stock  Preferred  share
                                     ----------     -------    --------   --------   ------------  ---------  ---------
Options and Warrants outstanding
    at May 1, 2003                    1,027,870                            425,000      167,500     435,370      $3.13

Expired - Options                       (66,666)                           (66,666)                               3.50

Granted - Warrants                      109,750                                                     109,750       3.00
                                     ----------     -------  ----------   --------    -----------  ---------  ---------
Options and Warrants outstanding
    at April 30, 2004                 1,070,954                            358,334      167,500     545,120       3.26
                                     ----------     -------  ----------   --------    -----------  ---------  ---------
Options and Warrants due to
    reverse acquisition              26,895,866   3,375,000  24,591,820   (358,334)    (167,500)   (545,120)      0.12

Cancelled - Options                    (750,000)   (750,000)                                                       0.61

Granted - Warrants                   24,039,484              24,039,484                                           $0.21

Granted - Options                     5,180,000   5,180,000                                                       $0.16
                                    -----------   ---------  ----------   --------     ----------    -------    -------
Options and Warrants outstanding
    At April 30, 2005                56,436,304   7,805,000  48,631,304          -            -           -       $0.16
                                    ===========   =========  ==========   ========     ==========    =======    =======

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

19.  Employee benefit plan

     The Company maintains a 401(k) plan that allows all full-time employees to participate immediately in the plan. The plan is funded 100% by employee contributions as the Company does not make any matching contributions.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Subsequent  events

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

On January 18, 2006, the Agreement was amended to permit the Company additional time to complete the initial payment of $135,000 due to the Partner under the Agreement. Additionally, the amendment granted the Partner a security interest in certain "first line" equipment until all $270,000 of purchase price is paid by the Company. In December 2005, the Company formed Foam Manufacturing, Inc. ("Foam") as a wholly owned subsidiary of the Company. Between December 20, 2005 and March 15, 2006, the Company raised approximately $285,000 by issuing 11% per annum senior secured notes of Foam pursuant to a note purchase agreement as amended and restated on February 1, 2006. Such senior secured notes are secured by all the assets of Foam and are due the earlier of April 30, 2006 or the completion of a financing of at least $500,000. The notes were issued to directors and other related parties.

In February 2006, Foam executed a six year lease for approximately 28,000 square feet of space calling for annual rentals ranging from $159,600 in the initial year to $194,600 in the sixth year. Also in February 2006, Foam completed the initial payment of $135,000 and the "first line" equipment was delivered to the new facility. The remaining balance due to the seller, of $135,000, is due upon completion of setup and first production.

The Company also may purchase under the Agreement certain "second line" equipment on March 31, 2006 for $350,000. Such amount is payable $50,000 in cash and $300,000 under a 3 year note with interest at prime plus 2% per annum.

Convertible debt

In December 2005, $5,031,212 face amount of convertible debentures became due and payable together with accrued interest. The Company was unable to make such repayment and, as such, is in default of such agreements. In addition, under a registration rights agreement with holders of $2,295,000 of such debt, penalties of 2% per month, plus interest on the unpaid penalties at 18% per annum, accrue subsequent to July 27, 2005. The Company is in discussions with the debt holders to reschedule the repayment of the debt and renegotiate such penalties.

Equity

In December 2005, the Company issued 122.67 shares of Series B Preferred shares in settlement of $46,920 of Common Stock to be Issued at April 30, 2005. Such shares are convertible into 276,000 shares of common stock of the Company.

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

ITEM 8A.  CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term disclosure controls and procedures to be a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions' rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.


After receiving and considering comments received from the SEC, in December 2005, the Company's management and the Audit Committee of the Company's Board of Directors concluded that the Company needed to restate certain of the Company's consolidated financial statements to correct errors in the application of accounting principles with respect to the accounting for deferred stock issuance costs. Such restatement is described in more detail in Note 2 to the Company's Consolidated Financial Statements included in this Form 10-KSB/A. In addition, the Company's limited cash resources have inhibited the Company's efforts to devote the resources necessary to file its periodic reports with the SEC in a timely fashion during significant periods of 2005 and into 2006.

Controls over: (a) the application of accounting policies and (b) timely preparation and filing of periodic reports, are within the scope of internal controls. As a result of considering the comments received from the SEC about the untimely filings and resulting in the restatement described above, management concluded in December 2005 that there were material weaknesses in the Company's internal controls, as defined by the Public Company Accounting Oversight Board. The material weaknesses related to the issues described above are being remediated as a result of processes being implemented by the company and raising capital which permits the company to apply additional resources to its financial reporting and disclosure obligations.

Based on an evaluation performed, the Company's principal executive officer and principal financial officer, have concluded that the disclosure controls and procedures were not effective as of April 30, 2005, to provide reasonable assurance of the achievement of these objectives stated above.

There was no change in the Company's internal control over financial reporting during the fiscal year April 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting. Subsequent to April 30, 2005, there were changes to the Company's internal control over financial reporting as noted above. In January 2006, the Company's Chief Financial Officer resigned.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

As of October 12, 2005, our directors and executive officers were as follows:

         Name                    Age           Position with the Company
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

Wayne M. Celia became a director in December 2004. He has been President of Dicon Technologies, a wholly-owned subsidiary of Berkshire Hathaway, Inc. since 1997. From 1975 until 1997, Mr. Celia founded Dicon Inc., WP Industries, TekPak Inc. and Dicon Systems Inc., Dicon has been acquired by Berkshire Hathaway.


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

-------------------------------------------------------------------------------------------------------------------------------
                                                Summary Compensation Table
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        Long Term Compensation
-------------------------------------------------------------------------------------------------------------------------------
                                        Annual Compensation                       Awards                     Payouts
-------------------------------------------------------------------------------------------------------------------------------
   Name and         Year       Salary ($)    Bonus ($)       Other       Restricted    Securities       LTIP       All Other
  Principal                                                  Annual        Stock       Underlying   Payouts ($)  Compensation($)
   Position                                               Compensation     Award(s)     Options/
                                                              ($)            ($)         SARS(#)
-------------------------------------------------------------------------------------------------------------------------------
Matthew           2005          143,700       -0-            *            -0-          5,000,000      -0-           -0-
Harriton,     -----------------------------------------------------------------------------------------------------------------
Chairman          2004           75,000       -0-            *            -0-           -0-           -0-           -0-
of the Board, -----------------------------------------------------------------------------------------------------------------
President, and    2003           30,400       -0-            *            -0-           -0-           -0-           -0-
CEO (1)
-------------------------------------------------------------------------------------------------------------------------------
Karen             2005           95,300       -0-            *            -0-           -0-           -0-           -0-
Nazzareno    ------------------------------------------------------------------------------------------------------------------
CFO               2004           78,500       -0-            *            -0-           -0-           -0-           -0-
             ------------------------------------------------------------------------------------------------------------------
                  2003           60,400       -0-            *            -0-           -0-           -0-           -0-
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

Options/SAR Grants in Last Fiscal Year

     During fiscal 2005 the following option grants were made to the named executive officers:

                                          % of Total
                                          Options
                             Number of    Granted                                         Hypothetical
                              Options     Officers/Employees   Exercise    Expiration        Value at
        Name                  Granted     in Fiscal Year        Price(1)      Date         Grant Date
        ----                 --------     ------------------   ---------   ----------     ------------
Matthew Harriton            5,000,000         100.0%            $ .15       5/19/09          $327,191

The hypothetical value of the options as of their date of grant has been calculated using the Black-Scholes option-pricing model, as permitted by SEC rules, based upon various assumptions, which include: no dividend yield, expected volatility of 59%, risk free interest rate of 1.38% and expected lives of 3 years. The approach used in developing the assumptions upon which the Black-Scholes valuations were calculated is consistent with the requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. It should be noted that this model is only one method of valuing options, and our company's use of the model should not be interpreted as an endorsement of its accuracy. The actual value of the options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the common stock over the option exercise price at the time of exercise.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value

Information relating to the number and value of options exercised during the year and held at year end by such officers is set forth in the following table:

Aggregated Option/SAR Exercises in Fiscal 2005 and Fiscal 2005 Year-End Option/SAR Value

--------------------------------------------------------------------------------------------------------------------------------
         (a)                      (b)                  (c)                          (d)                           (e)

        Name                 Shares Acquired       Value Realized           Number of Securities         Value of Unexercised
                              on Exercise              ($)                 Underlying Unexercised         In-the-Money Options/
                                                                          Options/SAR at 4/30/05            SARs at 4/30/05
                                                                          Exercisable/ Unexercisable    Exercisable/Unexercisable
                                                                                    (#) (1)                      ($) (2)
--------------------------------------------------------------------------------------------------------------------------------
Matthew Harriton                -0-                   -0-                     2,000,000/3,000,000                -0-/-0-
--------------------------------------------------------------------------------------------------------------------------------

     (1) Shares of Common Stock. Mr. Harriton was granted 5,000,000 options in connection with his employment agreement on May 19, 2004 of which 2,000,000 are immediately exercisable and 1,000,000 are exercisable on each of the first, second and third anniversaries of the agreement.
     (2)  Based on the closing price ($.12) of shares quoted on April 28, 2005.

             .
Long-Term Incentive Plans

Not Applicable.

Compensation of Directors

During the fiscal year ended April 30, 2005, no director received any compensation for services provided in such capacity. Directors are reimbursed for any expenses incurred by them in connection with their activities on behalf of Nesco.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On May 19, 2004 we entered into an employment agreement with Mr. Matthew Harriton for a term of three years with an automatic one year extension. The agreement provides for an annual base salary of $120,000 with annual increases of 10%. The agreement also provides for an annual performance bonus based on an annual operating profit in excess of $500,000. The agreement provides for certain payments in the event of death, disability or change in control. In addition, the officer was granted nonqualified options, effective the date of the closing of the share exchange agreement, to purchase 5,000,000 shares of common stock for a period of 5 years. The option is immediately exercisable for the purchase of 2,000,000 shares and exercisable as to an additional 1,000,000 shares commencing on each of the first, second, and third anniversaries of the closing date, respectively, provided that optionee remains an employee. The options are exercisable at the "Applicable Trading Price" in the Share Exchange Agreement which is the lesser of (i) the average closing bid price per share of our common stock for 30 consecutive trading days prior to the closing date and
(ii) the average closing bid price per share of our common stock for 30 consecutive trading days commencing on the 31st day following the effective date of the Reverse Split as defined in the share exchange agreement; provided however, the exercise priceshall be the price determined under (i) at any time prior to the Reverse Split. The average bid closing price for 30 consecutive trading days prior to the closing was $.15.

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

Name and Address of                                  Amount and Nature of                 Percent
Beneficial Owner                                     Beneficial Ownership (1)             of Class
--------------------------------------------------------------------------------------------------
Santo Petrocelli, Sr.
c/o Nesco Industries, Inc.
305 Madison Avenue
New York, NY  10165 (2)                               19,741,667                           17.80%

Matthew Harriton
c/o Nesco Industries, Inc.
305 Madison Avenue
New York, NY  10165 (3)                                7,910,244                            6.85%

Cornell Capital Partners L.P.
101 Hudson Street
Jersey City, New Jersey 07302 (4)                     12,074,739                           10.15%

Karen Nazzareno
c/o Nesco Industries, Inc.
305 Madison Avenue
New York, NY  10165 (8)                                  180,000                             *

Richard Selinfreund
c/o Nesco Industries, Inc.
305 Madison Avenue
New York, New York 10165 (8)                               -0-                               *

Geoffrey Donaldson
c/o Nesco Industries, Inc.
305 Madison Avenue
New York, New York 10165 (5)(8)                        3,962,715                            3.49%


Gene E. Burelson
c/o Nesco Industries, Inc.
305 Madison Avenue
New York, New York  10165                                  -0-                               *

Wayne M. Celia
c/o Nesco Industries, Inc.
305 Madison Avenue                                         -0-                               *
New York, New York  10165

Joel S. Kanter
c/o Nesco Industries, Inc.
305 Madison Avenue
New York, New York  10165                                  -0-                               *


Arlen Reynolds
c/o Nesco Industries, Inc.
305 Madison Avenue
New York, New York  10165                                  -0-                               *

Richard Harriton
305 Madison Avenue, Suite 4510

New York, NY  10165 (6)                               27,840,007                           20.29%
KSH Strategic Investments
575 Jericho Turnpike
Jericho, NY  11753 (7)                                10,316,500                            8.90%

Directors and Officers
as a Group (8 persons)                                12,052,959                           10.09%

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

(8)  These  individuals  resigned  their  positions  with the Company in January
     2006.

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


10.7* Advisory Services Agreement between Registrant and JMK Associates dated as of May 25, 2004.

10.8(h) Securities  Purchase  Agreement between  Registrant and Sloan Securities
        Corp. dated as of July 1, 2004.

10.9(h) Standby Equity  Distribution  Agreement  between  Registrant and Cornell
        Capital Partners, LP dated as of August 23, 2004.

10.10(h)Registration  Rights Agreement  between  Registrant and  Cornell Capital
        Partners, LP dated as of August 23, 2004.

10.11* Placement Agent Agreement between Registrant and Newbridge Securities Corporation, Cornell Capital Partners, LP dated as of August 23, 2004.

16.1 (g)Letter from BP Audit Audit Group re: Change in Registrant's Certifying Accountant

99.2 (f)HDS Audited Consolidated Financial Statements for the years April 30, 2004 and 2003.

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

* Filed herewith.



ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent accountants, Rothstein Kass & Company, P.C. applicable to the fiscal years ended April 30, 2005 and 2004:

        Fee category                   2005                2004
        ------------                   ----                ----
        Audit fees                  $  75,000            $  55,203

        Audit-related fees                  -                  -

        Tax fees                            -                  -

        All other fees                      -                  -
                                    ----------          ----------

        Total fees                  $  75,000            $  55,203
                                    =========           ==========

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

                                        NESCO INDUSTRIES, INC.



                                        By: /s/ Matthew Harriton
                                            ---------------------------
                                            Matthew Harriton, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                           Date
---------                         -----                           ----

/s/ Matthew Harriton         President and                     March 31, 2006
Matthew Harriton             Director
                             Principal Executive
                             And Principal Financial Officer

/s/ Gene E. Burelson
Gene E. Burelson             Director                          March 31, 2006

/s/ Wayne Celia
Wayne Celia                  Director                          March 31, 2006

/s/ Joel S. Kanter
Joel S. Kanter               Director                          March 31, 2006

/s/ Arlen Reynolds
Arlen Reynolds               Director                          March 31, 2006