Form 10QSB/A
period 2005-07-31
NESCO INDUSTRIES INC
filed 2006-04-03
CIK 1099609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB/A
                                  Amendment #1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
    EXCHANGE ACT OF 1934

                    For quarterly period ended July 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the transition period from________ to_________

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

                         305 Madison Avenue, Suite 4510
                               New York, New York
                         -------------------------------
                    (Address of principal executive offices)

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

                                EXPLANATORY NOTE


The Quarterly Report on Form 10-QSB for the three months ended July 31, 2005 was initially filed with the Securities and Exchange Commission ("SEC") on November 23, 2005 (the "Originally Filed 10-QSB"). This Amendment No. 1 is being filed to reflect restatements to the consolidated balance sheet as of July 31, 2005. On December 21, 2005, we announced that we would restate our consolidated financial statements for the year ended April 30, 2005 and our condensed consolidated financial statements for the three months ended July 31, 2005 to reflect adjustments determined to be necessary as a result of the decision to expense $712,500 of deferred stock issuance costs associated with the proposed issuance of shares whose issuance was dependant on the effectiveness of a registration statement that the Company has withdrawn. Accordingly, the deferred stock issuance costs are now treated as an expense to the consolidated financial statements for the year ended April 30, 2005 and an adjustment to the consolidated accumulated deficit at April 30, 2005 and July 31, 2005. For a description of the restatement, see "Restatement" in Note 2. to the accompanying Condensed Consolidated Financial Statements in this Amendment No. 1.

This Amendment No. 1 amends and restates Items 1, 2 and 3 of Part I. of the Originally Filed 10-QSB and Exhibits 31.1 and 32.1. Except as expressly stated by reference to a later date, no other Information in the Originally Filed 10-QSB has been amended to reflect events that have occurred at a later date. Accordingly, this Form 10-QSB/A continues to describe conditions and events as of the date of the Originally Filed 10-QSB.


For a discussion of events and developments subsequent to July 31, 2005, see our other filings subsequent to December 21, 2005.

                             NESCO INDUSTRIES, INC.
                                  FORM 10-QSB
                                QUARTERLY REPORT
                    For the Three Months Ended July 31, 2005

                               TABLE OF CONTENTS




Part I - Financial Information

Item 1.  Consolidated Financial Statements:

   Consolidated Balance Sheet....................................      3-4

   Consolidated Statements of Operations.........................        5

   Consolidated Statements of Cash Flows.........................      6-8

   Notes to Unaudited Consolidated Financial Statements..........     9-19

Item 2. Management's Discussion and Analysis
   of  Financial Condition and Results
   of Operations.................................................    20-24


Item 3.  Controls and Procedures.................................       24

Part II. - Other Information.....................................       25

Signatures.......................................................       26

Exhibit 31

Exhibit 32

Item 1. Financial Statements

NESCO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               July 31,
                                                                                                                  2005
                                                                                                              (unaudited)
                                                                                                              as restated
--------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets
  Cash                                                                                                     $          18,679
  Accounts receivable                                                                                                224,042
  Inventories                                                                                                         75,396
  Prepaid expenses and other current assets                                                                           21,833
                                                                                                           ------------------

Total current assets                                                                                                 339,950
                                                                                                           ------------------

Property and equipment, net of accumulated depreciation of $1,708,470                                                371,383
                                                                                                           ------------------

Other assets
  Deferred financing costs                                                                                           167,528
  Investments                                                                                                          6,000
  Other                                                                                                               16,455
                                                                                                           ------------------

Total other assets                                                                                                   189,983
                                                                                                           ------------------

                                                                                                           $         901,316
                                                                                                           ==================

LIABILITIES AND STOCKHOLDERS'  DEFICIT

Current liabilities
  Note and interest payable                                                                                $         675,443
  Convertible debentures and interest payable, related party, net of debt discount of $312,759                     1,261,363
  Convertible debentures and interest payable, other, net of debt discount of $692,118                             2,427,817
  Convertible debentures and interest payable, officers, net of debt discount of $23,999                             855,264
  Customer deposits                                                                                                  839,653
  Accounts payable and accrued expenses                                                                              477,426
  Stock to be issued                                                                                                 212,520
  Common stock subject to redemption                                                                                 330,000
  Due to affiliates                                                                                                  246,879
                                                                                                           ------------------

Total current liabilities                                                                                          7,326,365
                                                                                                           ------------------

Long-term liabilities, deferred sublease income                                                                      105,300
                                                                                                           ------------------

Commitments and contingencies

See accompanying Notes



NESCO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (CONTINUED)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                              July 31,
                                                                                                                2005
                                                                                                            (unaudited)
                                                                                                             as restated
------------------------------------------------------------------------------------------------------------------------------

Stockholders' deficit
Series A convertible preferred stock, $.001 par value, authorized
  850,000 shares, 67,000  issued and outstanding                                                                         67
Series B convertible preferred stock, $.001 par value, authorized
  150,000 shares, 116,687 issued and outstanding                                                                        117
Common stock, $.001 par value, authorized 25,000,000 shares,
  17,736,225  issued and outstanding                                                                                 17,736
Additional paid-in-capital                                                                                       14,004,266
Accumulated other comprehensive loss                                                                                (69,000)
Accumulated deficit                                                                                             (20,483,535)
                                                                                                          ------------------

Total stockholders' deficit                                                                                      (6,530,349)
                                                                                                          ------------------

                                                                                                          $         901,316
                                                                                                          ==================


See accompanying Notes

NESCO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------------------
                                                                                            Three Months Ended July 31,
                                                                                      -----------------------------------------
                                                                                           2005                     2004
                                                                                         (unaudited)             (unaudited)
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                              $         385,835    $           188,114

Cost of revenues                                                                                245,612                210,466
                                                                                      -----------------------------------------

Gross profit (margin)                                                                           140,223                (22,352)
                                                                                      -----------------------------------------

Operating expenses
  General and administrative                                                                    313,383              3,124,511
  Amortization and other expenses                                                                                       31,110
                                                                                      -----------------------------------------

                                                                                                313,383              3,155,621
                                                                                      -----------------------------------------

Loss from operations                                                                           (173,160)            (3,177,973)
                                                                                      -----------------------------------------

Other income (expenses)
  Sublease income                                                                                11,700                 11,700
  Amortization of debt discount                                                                (701,585)              (264,668)
  Interest expense                                                                              (78,397)               (37,977)
  Interest expense, related parties                                                             (42,573)               (38,171)
  Amortization of financing costs                                                              (126,332)               (32,305)
  Liquidated damages                                                                            (91,800)
                                                                                      -----------------------------------------

                                                                                             (1,028,987)              (361,421)
                                                                                      =========================================

Net loss                                                                              $      (1,202,147)   $        (3,539,394)
                                                                                      -----------------------------------------

Weighted average common shares outstanding
  Basic and diluted                                                                          17,467,176             13,929,523
                                                                                      -----------------------------------------

Loss per common share
  Basic and diluted                                                                   $           (0.07)   $             (0.25)
                                                                                      =========================================


See accompanying Notes

NESCO INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended July 31,
                                                                                           2005                  2004
                                                                                        (unaudited)           (unaudited)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
 Net loss                                                                            $     (1,202,147)    $      (3,539,394)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Stock and warrants issued for services                                                      34,800             1,099,053
   Revaluation of warrants and options                                                                            1,793,555
   Depreciation and amortization                                                               41,563                69,837
   Amortization of debt discount                                                              701,585               264,668
   Amortization of financing costs                                                            126,332                32,305
   Loss on write-off of fixed assets                                                            4,940
   Changes in operating assets and liabilities:
      Accounts receivable                                                                    (100,413)              (36,035)
      Inventories                                                                             (10,270)                  116
      Prepaid expenses and other current assets                                                28,426                12,929
      Other assets                                                                                                      209
      Customer deposits                                                                                              (6,500)
      Accounts payable and accrued expenses                                                   173,183              (133,624)
      Deferred sublease income                                                                (11,700)              (11,700)
      Due to affiliates                                                                        67,524                 6,907
      Interest payable                                                                        113,197                (8,805)
                                                                                    ----------------------------------------

Net cash used in operating activities                                                         (32,980)             (456,479)
                                                                                    ----------------------------------------

Cash flows from investing activities
  Net cash acquired from merger                                                                    -                 86,183
                                                                                    ----------------------------------------

Net cash provided by investing activities                                                          -                 86,183
                                                                                     ----------------------------------------

Cash flows from financing activities
  Proceeds from issuance of convertible debentures, other                                          -                568,870
  Payments on notes payable                                                                                         (20,500)
  Payments on loan from officer                                                                                      (7,000)
  Proceeds from (payments to) affiliate                                                        30,000               (14,876)
                                                                                    ----------------------------------------

Net cash provided by financing activities                                                      30,000               526,494
                                                                                    ----------------------------------------

Net increase (decrease) in cash                                                                (2,980)              156,198

Cash
  Beginning of period                                                                          21,659                   828
                                                                                    ----------------------------------------

  End of period                                                                      $         18,679     $         157,026
                                                                                    ========================================

See accompanying notes



NESCO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended July 31,
                                                                                           2005                  2004
                                                                                       (unaudited)           (unaudited)
------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information,
 cash paid during the period for interest                                           $              516     $          84,986
                                                                                    ==========================================

Supplemental disclosure of non-cash investing and financing, activities:

 Fair value of warrants issued to brokers for financing services                     $               -     $         298,262
                                                                                    ==========================================

 Debt discount related to convertible debentures                                     $               -     $       2,381,073
                                                                                    ==========================================

 Stock issued for interest payment on convertible debentures                         $          92,820     $               -
                                                                                    ==========================================

 Reclassification of treasury stock to additional paid in capital                    $               -     $          42,500
                                                                                    ==========================================

 Reclassification of note receivable, officer and interest receivable
  against convertible debentures and interest payable, officer                       $               -     $         112,000
                                                                                    ==========================================

 Reclassification of accrued expenses to convertible debentures
  and interest payable, officer                                                      $               -     $         552,335
                                                                                    ==========================================

 Reclassification of due to officer to convertible debentures and
  interest payable, officer                                                          $               -     $         257,846
                                                                                    ==========================================

 Reclassification of additional paid in capital to series A convertible
  preferred stock                                                                    $               -     $             513
                                                                                    ==========================================

 Reclassification of additional paid in capital to series B convertible
  preferred stock                                                                    $               -     $              95
                                                                                    ==========================================

 Conversion of series A convertible preferred stock to series B
  convertible preferred stock                                                        $               -     $             446
                                                                                    ==========================================

 Reclassification of additional paid in capital to common stock                      $               -     $           7,757
                                                                                    ==========================================

See accompanying Notes



NESCO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

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

See accompanying Notes

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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Note 2. Restatement

In December 2005, subsequent to the issuance of its July 31, 2005 condensed consolidated financial statements, the Company concluded that $712,500 of stock issuance costs that had been deferred should have been expensed as of April 30, 2005. Such costs were incurred in connection with a proposed issuance of shares to Cornell Capital Partners LP, the issuance of which was dependant on the effectiveness of a registration statement. The related registration statement was filed in January 2005 but withdrawn in November 2005, shortly after the release of the April 30, 2005 consolidated financial statements. The effect of this change was to increase net loss and net loss per share at April 30, 2005 but there is no effect to reported net loss or net loss per share or cash flows for the three months ended July 31, 2005. The effect on the July 31, 2005 condensed consolidated financial statements is to decrease reported total assets and stockholders' deficit as follows:


                                                         July 31, 2005
                                                   Stockholders'      Total
                                                     Deficit          Assets
                                                   -------------      -------
        As reported                                $(5,817,849)      $1,613,816
        Write-off deferred stock issuance costs       (712,500)        (712,500)
                                                   ------------      -----------
        As restated                                $(6,530,349)      $  901,316
                                                   ------------      -----------

Note 3.  Exchange of  Securities

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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4.  Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At July 31, 2005, the Company has an accumulated deficit of approximately $20,484,000, a working capital deficit of approximately $6,986,000, a stockholders' deficit of approximately $6,530,000 and incurred a net loss of approximately $1,202,000 for the three months then ended. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent on the Company's ability to obtain financing on an as needed basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has current debt obligations, including interest, of approximately $6,249,000 which are due in December 2005. Although the Company is presently trying to obtain debt extensions, there are currently no available resources for the repayment of this debt. In addition, the current level of revenue being generated is not sufficient to fund current operating costs. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Management recognizes that the Company must generate additional revenue to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base, especially in the medical and cosmetic industries, through its ability to manufacture goods on a custom basis or to the exacting standards required by medical customers (See Note 12). Management also will seek to increase revenues through the development of alternative uses of its equipment, such as irradiation and sterilization services.

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

Note 5.  Current Debt

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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Note 6.  Standby Equity Distribution Agreement

On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. The equity line was to be drawn down upon a registration statement covering the shares being declared effective by the SEC. As consideration for entering into the Standby Equity Distribution Agreement, the Company granted Cornell Capital Partners, LP 3,266.66 shares of the Company's Series B Preferred Stock (convertible into 2,450,000 shares of the Company's common stock) and paid a $70,000 cash consulting fee. In addition, the Company granted the placement agent 66.66 shares of Series B Preferred Stock (convertible into 50,000 common shares). The fair value of the shares ($625,000) as well as $17,500 in fees and the $70,000 cash consulting fee associated with this agreement were recorded on the balance sheet as stock issuance costs in the quarter ended October 31, 2004.

On November 16, 2004 the Company filed a preliminary information statement with the SEC to allow the Company to effect an increase in the number of common shares it is authorized to issue. This needed to be completed before the Company could have a registration statement declared effective by the SEC. On January 27, 2005, a preliminary registration statement was filed with the SEC. Between December 2004 and November 2005, various comments and responses were exchanged between the SEC and the Company on the information statement and the registration statement. On November 4, 2005, the Company decided to withdraw the registration statement covering the shares to be sold, thereby effectively terminating the planned issuance of shares to Cornell Capital Partners. LP. As discussed in Note 2, the Company has expensed the $712,500 of stock issuance costs as of April 30, 2005.

Note 7.   Customer Deposits

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

Note 8.   Due to Affiliates

Due to affiliates at July 31, 2005 of approximately $247,000 consists primarily of temporary advances and unpaid rent and real estate taxes due to an entity owned by a related party of the Company of approximately $224,000 and $23,000 of unpaid rent due to an entity majority-owned by a director of the Company.

Note 9.  Commitments and Contingencies

Employment Agreement

On May 19, 2004, the Company entered into a three-year employment agreement with an officer. The agreement provides for annual compensation of $120,000 with a

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Note 10.  Stockholders' Equity

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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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


                                                                             Three Months Ended
                                                                                  July 31,
                                                                          2005                2004
                                                                    ---------------      ---------------
Net loss as reported                                                $   (1,202,147)     $    (3,539,394)
Add: Total stock-based  employee  compensation  expense determined
under fair value based method, net of related tax effects                    15,001             151,311
                                                                    ---------------     ---------------

Pro-forma net loss                                                  $   (1,217,148)     $    (3,690,705)
                                                                    ===============     ===============

Net loss per share as reported                                      $         (.07)     $          (.25)
                                                                    ===============     ===============

Pro-forma net loss per share                                        $         (.07)     $          (.26)
                                                                    ===============     ===============


11.   Major Customers

Customers accounting for 10% or more of revenue for the three months ended July 31, 2005 and 2004 are as follows:

                                                                       July 31,
                                                              2005                2004
                                                              ----                ----
Customer A                                                   $174,000          $103,000
Customer B                                                     94,000              -
Customer C                                                      -                23,000
                                                             --------          --------
                                                             $268,000          $126,000
                                                             ========          ========

Accounts receivable from these customers aggregated approximately $168,000 at July 31, 2005.

Note 12. Subsequent Events

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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

The Company had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, because the Company did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of common stock. On November 16, 2004 the Company filed a preliminary information statement with the SEC. On December 16, 2004, the SEC responded with comments pertaining to the preliminary information statement. On February 25, 2005, the Company responded to these comments and received further additional comments from the SEC on March 15, 2005, May 19, 2005 and July 5, 2005. The Company has responded to the last comments received (July 5, 2005) on August 5, 2005 and received final comments from the SEC on August 23, 2005. The information statement can be completed once the 10-QSB for the year ended July 31, 2005 is filed. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

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

On July 1, 2004, the Company entered into an investment banking agreement with Sloan Securities Corp. for the sale of up to $3,000,000 principal amount of the Company's 8% senior secured convertible notes due December 1, 2005, with interest payable on December 1 and June 1 semi-annually, either in cash or common stock, and convertible into common stock at $.15 per share. The notes are secured by the assets of the Company. Each note was issued with a five-year warrant to purchase shares of the Company's common stock at $.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. As a result of the agreement, which terminated on September 30, 2004, the Company received $2,295,000 in gross proceeds in connection with this agreement and issued warrants to purchase 15,300,000 shares. Under the terms of the private placement the Company has agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants. Approximately $1,108,000 of the proceeds was attributed to the fair value of the warrants and $1,004,000 to the intrinsic value of the beneficial conversion feature of the convertible debt. These amounts were recorded as equity components. The remaining balance of $183,000 was recorded as long-term debt. For the three months ended July 31, 2005 and July 31, 2004 the amortization of debt discount was approximately $409,000 and $11,000, respectively. The balance due on the notes at July 31, 2005 is approximately $1,783,000 consisting of approximately $2,295,000 in principal, approximately $31,000 of accrued interest, and unamortized debt discount of approximately $543,000. Interest expense for the three months ended July 31, 2005 and July 31, 2004 was approximately $47,000 and $2,000, respectively, of which approximately $31,000 is included in interest payable at July 31, 2005. On December 1, 2004, the Company issued 390,305 shares of common stock as payment for the interest due in the aggregate of approximately $59,000. On June 9, 2005, the Company issued 618,815 shares of common stock as payment for the interest due in the aggregate of approximately $93,000.

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


On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. The equity line was to be drawn down upon a registration statement covering the shares being declared effective by the SEC. As consideration for entering into the Standby Equity Distribution Agreement, the Company granted Cornell Capital Partners, LP 3,266.66 shares of the Company's Series B Preferred Stock (convertible into 2,450,000 shares of the Company's common stock) and paid a $70,000 cash consulting fee. In addition, the Company granted the placement agent 66.66 shares of Series B Preferred Stock (convertible into 50,000 common shares). The fair value of the shares ($625,000) as well as $17,500 in fees and the $70,000 cash consulting fee associated with this agreement were recorded on the balance sheet as stock issuance costs in the quarter ended October 31, 2004.

On November 16, 2004 the Company filed a preliminary information statement with the SEC to allow the Company to effect an increase in the number of common shares it is authorized to issue. This must be completed before the Company can have a registration statement declared effective by the SEC. On January 27, 2005, a preliminary registration statement was filed with the SEC. Between December 2004 and November 2005, various comments and responses were exchanged between the SEC and the Company on the information statement and the registration statement. On November 4, 2005, the Company determined to withdraw the registration statement covering the shares to be sold, thereby effectively terminating the planned issuance of shares to Cornell Capital Partners. LP. As discussed in Note 2, the Company has expensed the stock issuance costs as of April 30, 2005.


At July 31, 2005, the Company has an accumulated deficit of approximately $20,484,,000, a working capital deficit of approximately $6,986,000, a stockholders' deficit of approximately $6,530,000 and incurred a net loss of approximately $1,202,000 for the three months then ended. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent on the Company's ability to obtain financing on an as needed basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has current debt obligations, including interest, of approximately $6,249,000 which are due in December 2005. Although the Company is presently trying to obtain debt extensions, there are currently no available resources for the repayment of this debt. In addition, the current level of revenue being generated is not sufficient to fund current operating costs. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The additional funds which were received in the prior fiscal year from the financing described above have been substantially depleted to repay indebtedness, pay fees associated with the share exchange and for product development which has not yet materialized into current revenue.

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

Item 3.  Controls and Procedures

Disclosure Controls and Procedures. After receiving and considering comments received from the SEC, in December 2005, the Company's management and the Audit Committee of the Company's Board of Directors concluded that the Company needed to restate certain of the Company's consolidated financial statements to correct errors in the application of accounting principles with respect to the accounting for deferred stock issuance costs. Such restatement is described in more detail in Note 2 to the Company's Consolidated Financial Statements included in this Form 10- QSB/A. In addition, the Company's limited cash resources have inhibited the Company's efforts to devote the resources necessary to file its periodic reports with the SEC in a timely fashion during significant periods of 2005 and into 2006.


We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended [the "Exchange Act"]). Controls over: (a) the application of accounting policies and (b) timely preparation and filing of periodic reports, are within the scope of internal controls. Based on such evaluation, and after receiving and considering the comments received from the SEC, our Chief Executive Officer and Chief Financial Officer concluded in December 2005 that, as of the end of the period, as a result of the restatement and the untimely filings, there were material weaknesses in the Company's internal controls, as defined by the Public Company Accounting Oversight Board. The material weaknesses related to the issues described above are being remediated as a result of processes being implemented by the company and by raising capital which permits the company to apply additional resources to its financial reporting and disclosure obligations.


Internal Controls over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that during the fiscal quarter to which this report relates, have materially affected, or are reasonably likely to affect, our internal control over financial reporting. Subsequent to July 31, 2005, there were changes to the Company's internal control over financial reporting as noted above. Additionally, in January 2006, the Company's Chief Financial Officer resigned.

PART II- OTHER INFORMATION


Item 6. - Exhibits And Reports on Form 8-K.

   (A) Exhibits:

        Exhibit 31 - Certification of Principal Executive and Financial Officer
                     pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

        Exhibit 32 - Certification of Principal Executive and Financial Officer
                     pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002

   (B) Reports on Form 8-K:

     Current Reports on Form 8-K filed during the quarter ended July 31, 2005 are as follows:


     * Report on Form 8-K/A (Amendment #2) filed with the SEC on May 17, 2005 to report additional information about the acquisition of HDS under
          Item 2.01 and to revise the required proforma financial information under Item 9.01.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                  NESCO INDUSTRIES, INC.

                                  By: /s/ Matthew L. Harriton
                                      ------------------------
                                      Matthew L. Harriton
                                      President and Chief Executive Officer
                                      (principal executive officer and principal
                                      financial officer)



Dated:  March 31, 2006