Form 10QSB
period 2005-10-31
NESCO INDUSTRIES INC
filed 2006-04-28
CIK 1099609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For quarterly period ended October 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). Yes [ ] NO [X]

State the number of shares outstanding of each of the Registrant's classes of common equity as of the latest practicable date:

   Class                                 Outstanding at April 10, 2006
   -----                                 ------------------------------
Common Stock                                     20,136,225

Transitional Small Business Disclosure Format:   Yes [  ] No  [X]

                    NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                          Page
Part I - Financial Information

   Item 1.      Condensed Consolidated Financial Statements:

   Condensed Consolidated Balance Sheet................................    1-2

   Condensed Consolidated Statements of Operations.....................      3

   Condensed Consolidated Statements of Cash Flows.....................      4

   Notes to Condensed Consolidated Financial Statements................    5-14

   Item 2.      Management's Discussion and Analysis or Plan
                of Operations..........................................   15-19

   Item 3.      Controls and Procedures................................      20

Part II. - Other Information...........................................      21

Signatures.............................................................      22

Item 1. Financial Statements

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------------------------------------------------
                                                                                                        October 31,
                                                                                                            2005
                                                                                                        (unaudited)
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash                                                                                               $          16,000
  Accounts receivable                                                                                          118,000
  Inventories                                                                                                   72,000
  Prepaid expenses and other current assets                                                                     24,000
                                                                                                     ------------------
Total current assets                                                                                           230,000
                                                                                                     ------------------
Property and equipment, net of accumulated depreciation and amortization of $1,750,000                         330,000
                                                                                                     ------------------
Other assets
  Deferred financing costs                                                                                      41,000
  Investments and other                                                                                         22,000
                                                                                                     ------------------
        Total other assets                                                                                      63,000
                                                                                                     ------------------
                                                                                                     $         623,000
                                                                                                     ==================
LIABILITIES AND STOCKHOLDERS'  DEFICIT
  Current liabilities
   Note and interest payable                                                                         $         687,000
   Convertible debentures and interest payable, related party, net of debt discount of $125,000              1,476,000
   Convertible debentures and interest payable, other, net of debt discount of $193,000                      2,986,000
   Convertible debentures and interest payable, officers, net of debt discount of $10,000                      886,000
   Accrued penalties and interest under registration rights agreement                                          242,000
   Customer deposits                                                                                           840,000
   Accounts payable and accrued expenses                                                                       422,000
   Stock to be issued                                                                                          237,000
   Common stock subject to redemption                                                                          330,000
   Due to related party and affiliates                                                                         421,000
                                                                                                     ------------------

        Total current liabilities                                                                            8,527,000
                                                                                                     ------------------
Long-term liabilities
    Deferred sublease income                                                                                    94,000
                                                                                                     ------------------
         Total non current liabilities                                                                          94,000
                                                                                                     ------------------

Commitments and contingencies

Stockholders' deficit
  Series A convertible preferred stock, $.001 par value, authorized
   850,000 shares, 67,000  issued and outstanding                                                                -
  Series B convertible preferred stock, $.001 par value, authorized
   150,000 shares, 116,687 issued and outstanding                                                                -
  Common stock, $.001 par value, authorized 25,000,000 shares,
   17,736,225  issued and outstanding                                                                           18,000
  Additional paid-in-capital                                                                                14,004,000
  Accumulated other comprehensive loss                                                                         (69,000)
  Accumulated deficit                                                                                      (21,951,000)
                                                                                                     ------------------

        Total stockholders' deficit                                                                         (7,998,000)
                                                                                                     ------------------

                                                                                                     $         623,000
                                                                                                     ==================

See notes to condensed consolidated financial statements

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------
                                           Six Months Ended October 31,           Three Months Ended October 31,
                                           ----------------------------           ------------------------------
                                              2005                  2004                 2005               2004
                                           (unaudited)           (unaudited)         (unaudited)        (unaudited)
--------------------------------------------------------------------------------------------------------------------
Revenues                               $         633,000  $          332,000 $          247,000  $          144,000

Cost of revenues                                 527,000             421,000            281,000             211,000
                                       -----------------------------------------------------------------------------

Gross profit (loss)                              106,000             (89,000)           (34,000)            (67,000)
                                       -----------------------------------------------------------------------------

Operating expenses
  General and administrative                     663,000             657,000            350,000             425,000
  Stock compensation charge                            -           2,892,000                  -                   -
  Amortization and other expenses                      -             107,000                  -              76,000
                                       -----------------------------------------------------------------------------
                                                       -
                                                 663,000           3,656,000            350,000             501,000
                                       -----------------------------------------------------------------------------

Loss from operations                            (557,000)         (3,745,000)          (384,000)           (568,000)
                                       -----------------------------------------------------------------------------

Other income (expenses)
  Sublease income                                 23,000              23,000             12,000              12,000
  Amortization of debt discount               (1,403,000)           (901,000)          (702,000)           (636,000)
  Interest  and other expense                   (152,000)           (104,000)           (74,000)            (66,000)
  Interest expense, related parties              (85,000)            (81,000)           (42,000)            (42,000)
  Amortization of financing costs               (253,000)           (149,000)          (126,000)           (117,000)
  Liquidated damages                            (242,000)                  -           (151,000)                  -
                                       -----------------------------------------------------------------------------

                                              (2,112,000)         (1,212,000)        (1,083,000)           (849,000)
                                       -----------------------------------------------------------------------------

Net loss                               $      (2,669,000) $       (4,957,000)$       (1,467,000) $       (1,417,000)
                                       =============================================================================

Weighted average common shares
  Basic and diluted                           17,600,000          14,700,000         17,700,000          17,100,000
                                       -----------------------------------------------------------------------------

Net loss per common share
  Basic and diluted                    $           (0.15) $            (0.34)$            (0.08) $            (0.08)
                                       =============================================================================

See notes to condensed consolidated financial statements

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------
                                                                               Six Months Ended October 31,
                                                                               ----------------------------
                                                                                2005                  2004
                                                                             (unaudited)           (unaudited)
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                  $      (2,669,000)    $      (4,957,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Non-cash stock compensation                                                             -             2,893,000
  Depreciation and amortization                                                      88,000               140,000
  Amortization of debt discount                                                   1,403,000               901,000
  Amortization of financing costs                                                   253,000               149,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                               6,000                (9,000)
    Inventories                                                                      (7,000)               (3,000)
    Prepaid expenses and other assets                                                26,000               (66,000)
    Customer deposits                                                                     -                (8,000)
    Accounts payable, accrued expenses, stock to be issued and other                535,000              (191,000)
    Deferred sublease income                                                        (23,000)              (23,000)
    Due to affiliates                                                               106,000              (154,000)
    Interest payable                                                                111,000                98,000
                                                                          ----------------------------------------
Net cash used in operating activities                                              (171,000)           (1,230,000)
                                                                          ----------------------------------------

Cash flows from investing activities
  Net cash acquired from merger                                                           -                86,000
  Purchase of equipment                                                                   -                (4,000)
                                                                          ----------------------------------------
Net cash provided by investing activities                                                 -                82,000
                                                                          ----------------------------------------

Cash flows from financing activities
  Proceeds from issuance of convertible debentures, other                                 -             2,009,000
  Payments on notes payable                                                               -              (238,000)
  Payments of stock issuance costs                                                        -               (88,000)
  Payments on loan from officer                                                           -                (7,000)
  Payments from (payments to) affiliate                                             165,000               (15,000)
                                                                          ----------------------------------------

Net cash provided by financing activities                                           165,000             1,661,000
                                                                          ----------------------------------------

Net increase (decrease) in cash                                                     (6,000)               513,000
  Cash
  Beginning of period                                                                22,000                 1,000
                                                                          ----------------------------------------

  End of period                                                           $          16,000     $         514,000
                                                                          ========================================
Supplemental disclosure of cash flow information,
 Cash paid during the periods for interest                                $               -     $          87,000
                                                                          ========================================

See notes to condensed consolidated financial statements

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

----------------------------------------------------------------------------------------------------------------------
                                                                                 Six Months Ended October 31,
                                                                                 ----------------------------
                                                                                   2005                 2004
                                                                               (unaudited)          (unaudited)

----------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash investing and financing, activities:
Stock issued for interest payment on convertible debentures                 $      93,000        $         -
                                                                            ========================================
Stock issued in connection with Equity Distribution Agreement               $        -           $          625,000
                                                                            ========================================
Fair value of warrants issued to brokers                                    $        -           $          405,000
                                                                            ========================================
Debt discount related to convertible debentures                             $        -           $        3,971,000
                                                                            ========================================
Reclassification of note receivable (and interest), officer, accrued expenses, officer, and due to officer to convertible
  debentures and interest payable, officer                                  $        -           $          922,000
                                                                            ----------------------------------------
Balance sheet of Nesco Industries, Inc. at the date of the
 Share Exchange (See Note 2):
  Property and equipment                                                    $        -           $            5,000
                                                                            ----------------------------------------
  Accounts payable and accrued expenses                                                                     177,000
  Deferred sublease income                                                                                  164,000
  Stockholders' equity                                                               -                        7,000
                                                                            ----------------------------------------
      Total liabilities and stockholders' equity                                     -                      348,000
                                                                            ----------------------------------------
  Elimination of intercompany bridge loan                                            -                     (209,000)
                                                                            ----------------------------------------
  Cash acquired from merger                                                          -                      134,000
  Expenditure of legal fees in connection with merger                                -                      (48,000)
                                                                            ----------------------------------------
  Net cash acquired from merger                                             $        -           $           86,000
                                                                            ----------------------------------------

See notes to condensed consolidated financial statements

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

Organization

NESCO Industries, Inc. (hereinafter referred to as "Nesco" or the "Company") is a Nevada publicly traded corporation whose principal business is conducted through its wholly-owned subsidiary, Hydrogel Design Systems, Inc. ("HDS"). HDS is engaged in the manufacturing, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel which is used in various medical and cosmetic consumer products. During October 2005, the Company entered into an agreement which grants it the exclusive rights to manufacture patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts and to distribute, as provided in the agreement, these products in North America in consideration of a 7-10% royalty based on sales. Products manufactured under this agreement will be sold for use in cosmetic, medical, and household markets including the foot-care market under the brand name DRYZ, a registered trademark. In January 2006, the Company formed a wholly-owned subsidiary, Foam Manufacturing, Inc., for these manufacturing operations. See Notes 4 and 5.

Prior to April 29, 2004, Nesco was a "shell company" having ceased business operations and become inactive in May 2003. Prior to May 2003, Nesco was a provider of asbestos abatement and indoor air quality testing, monitoring and remediation services. Nesco provided services through its wholly-owned subsidiary National Abatement Corporation ("NAC") and other wholly-owned subsidiaries including NAC/Indoor Air Professionals, Inc. ("IAP") and NAC Environmental Services, Inc. ("NACE").

On April 29, 2004, Nesco entered into a share exchange agreement with HDS, a Delaware privately held corporation, whereby HDS became a majority-owned subsidiary of Nesco and the holders of HDS common stock and debt acquired a majority interest of Nesco. This exchange (the "Share Exchange") was completed on May 25, 2004. The accounting for the transaction, commonly called a reverse acquisition, resulted in a recapitalization of HDS, which was treated as the accounting acquirer. The acquired assets and assumed liabilities of Nesco were carried forward at their historical values which approximates fair value (with the exception of deferred liabilities for which there was no legal continuing obligation, which were not recorded). HDS's historical financial statements were carried forward as those of the combined entity. See Note 2.

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

The accompanying interim condensed consolidated financial statements and the accompanying notes included herein have been prepared by the Company without audit, in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and therefore do not include all information and notes normally provided in the annual financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company for the year ended April 30, 2005, as amended. These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for the six and three month periods ended October 31, 2005 and 2004. The results of operations for the six month periods ended October 31, 2005 and 2004 are not necessarily indicative of the results for the full year.

Principles of Consolidation

The accompanying  consolidated  financial statements include the accounts of the
Company  and  its  wholly-owned   subsidiaries  on  a  consolidated  basis.  All
significant intercompany accounts and transactions have been eliminated.

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Revenue Recognition

Revenues are generally recognized as product is shipped to a customer. In cases where a customer requests a development project for a gel or a gel to be used as a component of a new product, the Company will recognize revenue at the time the project is completed.

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, because the Company did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of common stock. Such amendment requires action by, or notification to, shareholders, which notification has been reflected in a November 16, 2004 preliminary information statement filed with the SEC. The information statement cannot be completed until all comments from the SEC are addressed and all required filings are brought up to current status." Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

As of October 31, 2005, approximately 97% of the HDS common and 90% of the HDS preferred shareholders have exchanged their shares. As a result, approximately 54.1% of the Company's voting securities outstanding at the time of the exchange are now owned by HDS stockholders. The Company anticipates that the remaining HDS shareholders will exchange their shares in the near future, which will result in 55.3% of the Company's voting securities outstanding at the time of the exchange being owned by HDS stockholders. Upon completion of this exchange and the Certificate of Amendment, HDS common shareholders will exchange their shares into 40,075,167 shares of the Company's common stock (a ratio of approximately 9 shares of the Company's common stock for 1 share of HDS stock), and the HDS preferred shareholders will exchange their shares into 18,809,574 shares of the Company's common stock ( a ratio of approximately 36 shares of the Company's common stock for 1 share of HDS stock). The total shares issued to HDS shareholders, 58,884,741 common shares, will represent 55.3% of the total shares outstanding at the time of the exchange (106,386,847 equivalent common shares on the May 25, 2004 exchange date).

Concurrent with the exchange, Nesco Series A Preferred shareholders agreed to exchange 512,500 shares of stock for an aggregate of 20,500 shares of the Company's Preferred B Stock, which will be converted into 15,375,000 shares of the Company's common stock (a ratio of approximately 30 common shares for 1 share of Series A preferred stock). As of October 31, 2005, 445,500 shares of Series A Preferred shares have been exchanged for 17,820 shares of Series B Preferred shares. The Company anticipates that the majority of the remaining Series A shareholders will exchange their shares in the near future.

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As part of this transaction, Nesco conditionally transferred its three-wholly owned subsidiaries, NAC, IAP and NACE, to a consultant and interim officer of Nesco who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify the Company against any claims and, in exchange therefore, received 3,000,000 shares of common stock of the Company and certain related registration rights. As additional consideration for the indemnification by the transferee, the Company agreed that if the transferee cannot in good faith resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such. On May 25, 2005, the Company agreed to extend the put right granted to the transferee until May 25, 2006 subject to the condition that the right may not be exercised until after January 1, 2006. The repurchase of the 2,400,000 common shares, which are subject to redemption by the transferee, are included in current liabilities at an aggregate of $330,000, the maximum amount the Company would be required to pay in the event of redemption.

Note 3.  Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

At October 31, 2005, the Company had cash of approximately $16,000, an accumulated deficit of approximately $21,951,000, a working capital deficit of approximately $8,297,000 and, for the six months then ended, incurred a net loss of approximately $2,669,000 and used approximately $171,000 of cash in operations. Additionally, $5,031,000 face amount of convertible debt, together with accrued interest and penalties, which became due in December 2005, was not paid and is in default at this time. Notes payable of $555,000, together with accrued interest, also became due in December 2005, was not paid and is in default at this time. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent on the Company's ability to continue as a going concern. The Company's plan to deal with this uncertainty is to raise capital, attempt to negotiate an extension of the convertible debt and note payable and improve operations. While the Company obtained a limited amount of additional financing for its new subsidiary subsequent to October 31, 2005, there can be no assurance that managements plan to raise capital or improve operations can result in the Company's continued operation as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 4.  Manufacturing agreement and related activities

On October 3, 2005, the Company, on behalf of a wholly-owned subsidiary to be formed, entered into a manufacturing agreement (the "Agreement") with an entity affiliated with a Director of the Company. The Agreement grants the Company the exclusive rights to manufacture patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts and to distribute, along with the entity, these products in North America in consideration of a 7-10% royalty based on sales. The Agreement also provides for a supply agreement between the Company and the entity. Under the Agreement the Company will purchase certain "first line" equipment from the entity for a purchase price of $270,000. Products to be manufactured under this Agreement will be sold for use in cosmetic, medical, and household markets including the foot-care market under the brand name DRYZ, a registered trademark. In December 2005, the Company formed Foam Manufacturing, Inc. ("Foam") as a wholly-owned subsidiary of the Company to control this activity. Foam's activities have been funded by senior secured notes that mature on April 30, 2006 and are discussed in Note 5.

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On January 18, 2006, the Agreement was amended to permit the Company additional time to complete the required payments for the purchase of the first line equipment under the Agreement. In February 2006, Foam executed a six year lease for approximately 28,000 square feet of space calling for annual rentals ranging from $159,600 in the initial year to $194,600 in the sixth year. In February 2006, the first line equipment was delivered to the new facility. In April 2006, upon completion of setup and first production, the Company completed the required payments to purchase the first line equipment.

The Company also may purchase under the Agreement certain "second line" equipment on March 31, 2006 for $350,000. Such amount is payable $50,000 in cash and $300,000 under a 3 year note with interest at prime plus 2% per annum. This equipment has not been purchased as of April 15, 2006.

Note 5.  Subsidiary Senior Secured Notes

Between December 20, 2005 and April 15, 2006, the Company raised approximately $455,000 by issuing 11% per annum senior secured notes of Foam pursuant to a note purchase agreement as amended and restated on February 1, 2006. Such senior secured notes are secured by all the assets of Foam and are due on the earlier of April 30, 2006 or the completion of a financing of at least $500,000. The notes were issued to directors and other related parties, an affiliate as well a third party. $100,000 of the amounts borrowed from the initial investor in the senior secured notes may be converted into convertible debt and warrants upon the completion of a proposed financing. Any debt discount associated with such convertible and warrant features will be recognized once the final terms of the proposed financing are determined. The Company intends to seek an extension of the maturity date of these notes.

Note 6.  Long-Term Debt

Note and interest payable

On January 24, 1997, HDS entered into a financing agreement with a customer for the purchase of $600,000 of manufacturing equipment from a third party. The agreement consisted of a promissory note in the amount of $600,000 bearing interest at 8% per annum and principal and interest due between three (3) and six (6) years from the anniversary date, depending upon the amount of product the customer ordered from the Company. The note has been amended several times, the most recent of which was on April 21, 2004. In that amendment, the lender agreed to amend and restate the note in the amount of $793,053 upon the completion of the Share Exchange with Nesco which occurred on April 29, 2004. The amended note matures on December 31, 2005 and bears interest at 11%, per annum (the default rate) until such time that an aggregate interest payment of $84,000 was made, interest from such date forward until the maturity date provides for interest rate of 8%, per annum payable at maturity. The Company made the interest payment of $84,000 on July 27, 2004. In addition, the lender agreed to release its security position on the collateral 90 days after receipt of a payment of $200,000 against the principal balance. The Company made this payment on August 13, 2004. The balance due on the note at October 31, 2005 is approximately $687,000 consisting of approximately $555,000 in principal and $132,000 of accrued interest.

This note was not paid on the amended maturity date on December 31, 2005 and is in default at that time. The Company intends to attempt to negotiate an extension of the term of the debt.

Interest expenses for the three and six months ended October 31, 2005 approximated $11,000 and $22,000, respectively, and for the three and six months ended October 31, 2004 approximated 11,000 and $33,000, respectively.

Convertible debentures

The Company has the following convertible debentures outstanding at October 31, 2005:

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Debt        Accrued
           Description               Due date         Face amount     discount      interest        Total
           -----------               --------         -----------      --------      --------        -----
     Due to related parties    December 31, 2005       $ 1,308,000      $125,000     $ 293,000      $1,476,000
     Due to others             December 1, 2005          2,920,000       193,000       259,000       2,986,000
     Due to officers           December 31, 2005           803,000        10,000        93,000         886,000
                                                       -----------      --------     ---------     -----------
              Total                                    $ 5,031,000      $328,000     $ 645,000     $ 5,348,000
                                                       ===========      ========     =========     ===========

The original debt discount, quarterly amortization of debt discount and interest expense on these instruments follows:

                                           Original Debt       Quarterly       Quarterly
                     Description              Discount        Amortization      interest
                     -----------           -------------      ------------     ---------
               Due to related parties        $ 1,195,000         $ 188,000        $26,000
               Due to others                   2,683,000           499,000         59,000
               Due to officers                    92,000            14,000         16,000
                                             -----------         ---------       --------
                        Total                $ 3,970,000         $ 701,000       $101,000
                                             ===========         =========       ========

The conversion features and related warrant exercise prices are as follows:

                                           Original       Original      Total shares   Total Shares
                                          conversion       Warrant      issuable on      issuable
                     Description             price          Price        conversion    under warrants
                     -----------          ----------    -------------   -----------    --------------
               Due to related parties            $0.08           $0.15     15,696,000       1,308,000
               Due to others              $0.08 - 0.15      $0.08-0.39     22,800,000      15,925,006
               Due to officers                   $0.15           $0.15      5,354,747         803,230
                                                                           ----------       ---------
                        Total                                              43,850,747      18,036,230
                                                                           ==========      ==========



These convertible secured notes were not paid at maturity dates in December 2005 and are therefore in default at that time. The Company is having discussions with the holders regarding an extension of the term of the debt.

Additional information about the convertible debentures listed above follows:

Convertible Debentures - Related Party

This debt originates during the period 1999 and 2003, is payable to a related party and is described in greater detail in Note 4 to the Company's Consolidated Financial Statements for the year ended April 30, 2005.

In addition to the outstanding debentures, this party exchanged an aggregate of 331,500 options and warrants of HDS for an aggregate of 10,566,000 warrants of the Company based on the same ratios in the Share Exchange discussed in Note 2. These options/warrants are currently exercisable at prices that range between $.08 -$.15 and expire between six and seven years. Compensation expense approximating $889,000 was recorded on May 25, 2004 for the increase in the fair value of these vested HDS options/warrants as a result of the Share Exchange. The increase in the fair value was estimated on the date of the Share Exchange using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 59%, risk-free interest rate of 1.38% and two to three-year expected lives.

Convertible Debentures -- Other

These convertible debentures relate to $2,295,000 raised under an investment banking agreement with Sloan Securities Corp. in September 2005 and $625,000 ($325,000 were issued to a broker and $300,000 were issued to a series of investors) that was originally due in 2003 and was rescheduled with the Share Exchange discussed in Note 2. These convertible debentures are described in greater detail in Note 4 to the consolidated financial statements for the year ended April 30, 2005.

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the parties whose debt was originally due in 2003, inclusive of broker warrants, exchanged an aggregate of 431,619 options and warrants of HDS for an aggregate of 11,015,820 warrants of the Company based on the same ratios in the Share Exchange. These options/warrants are currently exercisable at prices that range between $.08 -$.39 and expire between six and seven years. Compensation expense approximating $872,000 was recorded on May 25, 2004 for the increase in the fair value of these vested HDS options/warrants as a result of the Share Exchange.

In addition, certain bridge lenders who participated in the financing with Sloan Securities Corp. were also granted warrants to acquire 666,667 common shares at $.15 per share. The fair value of these warrants of approximately $40,000 was charged to debt discount in the quarter ended July 31, 2004.

On December 1, 2004 and June 9, 2005, the Company issued 390,305 and 618,815 shares, respectively, of common stock as payment for the interest due on the amounts raised under the 2005 investment banking agreement in the aggregate of approximately $59,000 and $93,000, respectively.

In connection with this agreement, the Company issued the broker warrants to acquire 5,052,600 shares of common stock at an exercise price of $.15 per share. The fair value of the warrants, $405,000, was recorded as deferred finance cost. Additionally, financing fees in connection with this agreement approximated $286,000 and were recorded as deferred financing cost. The aggregate deferred financing costs of $691,000 are being charged to operations over the life of the underlying debt at the rate of $126,000 per quarter. Amortization in the first quarter of the agreement (July 31, 2004) was approximately $32,000 and amortization will be approximately $41,000 in the last quarter (January 31, 2006). At October 31, 2005, the unamortized balance approximated $41,000.

In connection with this agreement, under the terms of a related registration rights agreement, the Company was required to file a registration statement to effectively register the common stock issuable upon the conversion of the notes and exercise of the warrants no later than 60 days after the termination of the offering. As the Company did not file the required registration statement until January 27, 2005, liquidated damages in the amount of 2% per month of the aggregate purchase price were required to be paid in cash under the terms of the agreement. The holders of the notes agreed to accept this payment in the aggregate of $91,800 in common stock of the Company. The fair value of the shares due ($91,800) was charged to operations in the April 30, 2005 fiscal year and this amount is included in current liabilities as these shares have not been issued as of October 31, 2005. In addition, the Company was required to have the registration statement declared effective no later than June 27, 2005. As the registration statement has not been declared effective, liquidated damages in the amount of 2% per month of the aggregate purchase price are required to be paid in cash under the terms of the agreement. Interest accrues on the unpaid penalties at the rate of 18% per annum for each month that they are unpaid. Liquidated damages and interest of $151,000 and $242,000 have been charged to operations in the three and six months ended October 31, 2005, respectively.

Note 7. Customer Deposits

At October 31, 2005, approximately $831,000 of the $840,000 of customer deposits represents deposits from a customer to be applied against future purchase orders. The deposits are non-refundable but applicable to future purchases from the Company until December 31, 2009. To the extent that any portion of the deposits is not used for purchases by the end of calendar year 2009, the deposits will be forfeited.

Note 8.   Due to Affiliates

Due to affiliates at October 31, 2005 of approximately $421,000 consists primarily of temporary advances ($240,000) due to an entity owned by related party and unpaid rent and real estate taxes ($181,000) due to an entity majority-owned by a director of the Company.

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Commitments and Contingencies

Employment Agreement

On May 19, 2004, as amended on November 22, 2004, the Company entered into a three-year employment agreement with an officer calling for annual compensation of $120,000 until December 31, 2004, $200,000 effective January 1, 2005 and 10% increases each year on December 31, during the term of the agreement. See Note 14 to consolidated financial statements for the year ended April 30, 2005 for a more complete description of this agreement including bonus and stock option provisions.

Beginning in October 2005, the Company ceased making payments on this agreement due to its cash deficiency. Services continue to be provided and accruals continue to be made for unpaid compensation.

Consulting Agreements

On May 25, 2004, the Company entered into a two-year consulting agreement with an affiliate of an interim officer and consultant of the Company which provided for the issuance of 2,000,000 shares of common stock and a minimum monthly consulting fee of $7,500 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the 2,000,000 shares of common stock ($300,000) was charged to operations in the quarter ended July 31, 2004.

On May 25, 2004, the Company entered into a one-year advisory services agreement which provided for the issuance of 681,667 shares of common stock and a minimum monthly consulting fee of $6,250 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the shares (approximately $102,000) was charged to operations in the quarter ended July 31, 2004. On December 17, 2004, the Company terminated the agreement which was cancelable by either party after six months. On January 5, 2005, the Company issued an aggregate of 908.89 shares of Series B Preferred shares (convertible into 681,667 common shares) as per the agreement.

On November 1, 2004, the Company entered into a one-year advisory services agreement which provides for compensation of $10,000 per month, of which $1,800 shall by payable in cash and $8,200 shall be payable, at the Company's discretion, in cash or in common stock of the Company. The common stock payment shall be based each month on the closing bid price of the Company's common stock on the first day of the month for which payment is due. The consultant shall have customary piggyback registration rights with respect to any shares issued under this agreement as of October 31, 2005, the Company has paid the monthly minimum compensation of $1,800. The fair value of the shares due under the agreement (approximately $98,000) has been charged to operations and this amount is included in current liabilities as these shares have not been issued at October 31, 2005.

On November 15, 2004, the Company entered into a one-year consulting agreement for research and public relations services which provided for the issuance of 276,000 shares of restricted common stock and a one-time consulting fee of $500. The fair value of the shares due under the agreement (approximately $47,000 based on the market price of $.17 on the date of the agreement) was charged to operations in the prior fiscal year and this expense is included in current liabilities as these shares have not been issued at October 31, 2005. In December 2005, the Company issued 122.67 shares of Series B Preferred shares in settlement of approximately $47,000 of this common stock to be issued at October 31, 2005. Such shares are convertible into 276,000 shares of common stock of the Company.

On December 20, 2004, the Company entered into a one-year advisory services agreement which provides for compensation in the form of a five year warrant to purchase 204,000 shares of the common stock of the Company at an exercise price of $.15. The warrants vest at the rate of 1/3 immediately, 1/3 on the six month anniversary of the agreement and 1/3 one year from the date of the agreement. The fair value of the warrants vested as of October 31, 2005 (approximately $20,000) were charged to operations in the aggregate of approximately $10,000 in the prior fiscal year and approximately $10,000 in the quarter ended July 31, 2005.

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Litigation

Except for the claims against former subsidiaries of Nesco, as described in Nesco's April 30, 2005 10-KSB filing, the Company and its subsidiaries were not involved in any other material legal proceedings during the six months ended October 31, 2005.

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

Payroll Taxes

Subsequent to April 30, 2005, the Company became delinquent with regard to certain federal payroll tax obligations. These liabilities approximated $104,000, exclusive of penalties and interest assessed as of October 12, 2005. The total amount of the delinquent payroll taxes due were paid on October 13, 2005 with funds advanced from a related party. The penalties and interest assessed total approximately $10,000 and are being paid over 19 months beginning in March 2006.

Note 8.  Stockholders' Equity

Loss Per Share

Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss, diluted net loss per share was the same as basic net loss per share for the three and six months ended October 31, 2005 and 2004, since the effect of any potentially dilutive securities would be antidilutive.

The loss per common share at October 31, 2005 includes the current outstanding common shares in the aggregate of 20,136,225 shares less the 2,400,000 shares which are subject to redemption (see Note 2). It does not include 116,687 shares of Series B preferred shares which will be converted into 87,515,132 common shares, 67,000 shares of Series A preferred shares which will be converted into 2,010,000 common shares, and 2,916,308 common shares for the prior HDS common and preferred holders who have not yet exchanged their shares. The loss per common share at October 31, 2004 includes the outstanding common shares as of that date in the aggregate of 19,127,106 shares. It does not include any Series B preferred shares, Series A preferred shares or unexchanged shares as of that date. Although the Series A and Series B preferred shares will be automatically exchanged for common shares upon the filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, they have been excluded from loss per common share, in accordance with the Emerging Issues Task Force ("EITF") 03-6 as these securities have no contractual obligation to share in the losses of the Company.

The following supplemental pro forma information is presented to illustrate the effects of the conversion of Series A and Series B preferred stock to common stock for the three and six months ended October 31, 2005 and 2004:

                                                Six months ended October 31,   Three months  ended  October 31,
                                                ----------------------------   --------------------------------
                                                     2005           2004           2005           2004
                                                     ----           ----           ----           ----
Net Loss                                          $(2,669,000)  $(4,957,000)  $ (1,467,000)  $ (1,417,000)
Weighed average common shares
 Outstanding,  Basic and diluted                  110,200,000   100,600,000    110,200,000    103,800,000
Loss per common share, basic and diluted          $      (.02)  $      (.05)  $       (.01)  $       (.01)

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The loss per common shares does not include an aggregate of 56,436,304 warrants and options outstanding and 43,850,747 shares issuable under the terms of convertible debt. The effect of these securities would be antidilutive.

Stock Based Compensation

The Company has a stock-based employee compensation plan. The Company uses the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. The following table illustrates the effect on net loss and earnings per share for the six and three months ended October 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation".

                                                                        Six Months Ended                Three Months Ended
                                                                        ----------------                ------------------
                                                                          October, 31                       October, 31
                                                                          -----------                       -----------
                                                                     2005             2004             2005            2004
                                                                     ----             ----             ----            ----
                        Net loss, as reported                   $   (2,669,000)  $   (4,957,000)  $   (1,467,000) $   (1,417,000)

                        Add: Total stock-based employee
                        compensation expense determined
                        under fair value based method,
                        net of related tax effects                      30,000          180,000          15,000          30,000
                                                                ---------------- ---------------- --------------- ----------------

                        Pro forma net loss                         $(2,699,000)     $(5,137,000)   $ (1,482,000)     $(1,447,000)
                                                                ================ ================ =============== ================

                        Net loss as reported                    $        (0.15)     $     (0.34)   $       (0.0)     $     (0.08)
                                                                ================ ================ =============== ================

                        Pro-forma net loss per share            $        (0.15)     $      (0.35)  $       (0.0)     $     (0.08)
                                                                ================ ================ =============== ================





Note 10.   Major Customers

Customers accounting for 10% or more of revenue for the three and six months ended October 31, 2005 and 2004 are as follows:

                                                 Six Months               Three Months
                                              -----------------        -----------------
                                                 October 31,               October 31,
                                              2005         2004        2005         2004
                                              ----         ----        ----         ----
         Customer A                           26%          51%           -           47%
         Customer B                           23%           -           20%           -
         Customer C                           10%          11%          12%          13%
         Customer D                            -            -           21%           -
         Customer F                            -            -           22%           -
                                              ----         ----        ----         ----
                                              59%          62%          75%          60%
                                              ====         ====        ====         ====

Accounts receivable from these customers aggregated approximately $39,000 at October 31, 2005.

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Subsequent Events

Convertible debt

In December 2005, $5,031,000 face amount of convertible debentures and $555,000 face amount of notes payables became due and payable together with accrued interest as discussed further in Note 6. In addition, under a registration rights agreement with holders of $2,295,000 of the convertible debentures, penalties of 2% per month, plus interest on the unpaid penalties at 18% per annum, accrue subsequent to July 27, 2005. The Company was unable to make such repayment and penalty payments and, as such, was in default of such agreements.

Equity

In December 2005, the Company issued 122.67 shares of Series B Preferred shares in settlement of $46,920 of Common Stock to be Issued at April 30, 2005. Such shares are convertible into 276,000 shares of common stock of the Company.

Item. 2  Management's Discussion and Analysis or Plan of Operations

Forward Looking Statements

Some of the statements contained in this report discuss our plans and strategies for our business and information concerning the ability of the Company to service its obligations and other financial commitments as they become due or state other forward-looking statements as this term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements that are not statements of historical facts may be deemed to be forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. Our business is subject to many risks including:

Financial Risks
     * We have a limited operating history and we anticipate continued losses.
     * Our financial condition raises substantial doubt about our ability to continue as a going concern.
Risks Related to our Business
     *    We are dependent on proprietary know-how. We hold limited patents.
     * We are dependent on the services of key personnel the loss of which would have a material adverse effect on us.
     *    We are dependent on outside suppliers for raw materials.
Risks Related to Our Industry
     *    We are subject to governmental regulations
     * Our products are subject to obsolescence; competition in the medical products field is intense and we represent a very small presence.
     *    Our products risk exposure to product liability claims.
Other Risks
     * Recent trading in our stock has been limited, so investors may not be able to sell as much stock as they want at prevailing market prices.
     * Future sales of shares of our common stock, including sales of shares which are convertible into common stock may negatively affect our stock price.
     * Our common stock may be affected by limited trading volume and may fluctuate significantly which may affect the value of our shares of common stock
     * Our common stock is deemed to be "Penny Stock" which may make it more difficult for investors to sell their shares.

For a more complete listing and description of these and other risks that the Company faces please see our Registration Statement filed on Form SB-2. The forward looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.

Background and History; Share Exchange Agreement and Acquisition

NESCO Industries, Inc. (hereinafter referred to as "Nesco" or the "Company") is a Nevada publicly traded corporation whose principal business, since May 2004, is conducted through its wholly-owned subsidiary, Hydrogel Design Systems, Inc. ("HDS"). HDS is engaged in the manufacturing, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel which is used in various medical and cosmetic consumer products. During October 2005, the Company entered into an agreement which grants it the exclusive rights to manufacture patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts and to distribute, as provided in the agreement, these products in North America in consideration of a 7-10% royalty based on sales. Products manufactured under this agreement will be sold for use in cosmetic, medical, and household markets including the foot-care market under the brand name DRYZ, a registered trademark. In January 2006, the Company formed a wholly-owned subsidiary, Foam Manufacturing, Inc., for these manufacturing operations.

Prior to April 29, 2004, Nesco was a "shell company" having ceased business operations and becoming inactive in May 2003. Prior to May 2003, Nesco was a provider of asbestos abatement and indoor air quality testing, monitoring and remediation services. Nesco provided services through its wholly-owned subsidiary National Abatement Corporation ("NAC") and other wholly-owned subsidiaries including NAC/Indoor Air Professionals, Inc. ("IAP") and NAC Environmental Services, Inc. ("NACE").

On April 29, 2004, Nesco entered into a share exchange agreement with Hydrogel Design Systems, Inc. ("HDS"), a Delaware privately held corporation, whereby HDS became a majority-owned subsidiary of Nesco and the holders of HDS common stock and debt acquired a majority interest of Nesco. This exchange (the "Share Exchange") was completed on May 25, 2004. The accounting for the transaction, commonly called a reverse acquisition, resulted in a recapitalization of HDS, which was treated as the accounting acquirer. The acquired assets and assumed liabilities of Nesco were carried forward at their historical values which approximates fair value (with the exception of deferred liabilities for which there was no legal continuing obligation, which were not recorded). HDS's historical financial statements were carried forward as those of the combined entity (hereinafter referred to as the "Company"). HDS is engaged in the manufacturing, marketing, selling and distribution of aqueous polymer-based radiation ionized gels ("gels" or "hydrogels") used in various medical and cosmetic consumer products.

The Company had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, the Company did not have the required number of authorized shares of common stock to complete the exchange on this basis. As such, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of common stock. On November 16, 2004 the Company filed a preliminary information statement with the SEC. Various comment letters have been exchanged with the SEC." Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

As of October 31, 2005, approximately 97% of the HDS common and 90% of the HDS preferred shareholders have exchanged their shares, which has resulted in approximately 54.1% of the Company's voting securities outstanding at the time of the exchange owned by HDS stockholders. The Company anticipates that the remaining HDS shareholders will exchange their shares in the near future, which will result in 55.3% of the Company's voting securities outstanding at the time of the exchange being owned by HDS stockholders. Upon completion of this exchange, HDS common shareholders will exchange a total of 4,452,806 shares of stock for 53,434 shares of the Company's Preferred B Stock, which will be converted into 40,075,167 shares of the Company's common stock (a ratio of approximately 9 shares of the Company's common stock for 1 share of HDS stock). The HDS preferred shareholders will exchange a total of 522,487 shares of stock for 25,079 shares of the Company's Preferred B Stock which will be converted into 18,809,574 shares of the Company's common stock (a ratio of approximately 36 shares of the Company's common stock for 1 share of HDS stock). The HDS stockholders, upon completion of the exchange of shares, will receive an aggregate of 58,884,741 common shares or 55.3% of the total shares outstanding at the time of the exchange which aggregated 106,386,847 equivalent common shares on May 25, 2004, the exchange date.

Concurrent with the exchange, Nesco Series A Preferred shareholders agreed to exchange 512,500 shares of stock for an aggregate of 20,500 shares of the Company's Preferred B Stock, which will be converted into 15,375,000 shares of the Company's common stock (a ratio of approximately 30 common shares for 1 share of Series A preferred stock). As of October 31, 2005, 445,500 shares of Series A Preferred shares have been exchanged for 17,820 shares of Series B Preferred shares. The Company anticipates that the majority of the remaining Series A shareholders will exchange their shares in the near future.

As  part  of  this  transaction,   Nesco  conditionally  transferred  its  three
wholly-owned subsidiaries, NAC, IAP and NACE, to a consultant and interim officer of Nesco who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify the Company against any claims and, in exchange therefore, received 3,000,000 shares of common stock of the Company and certain related registration rights. As additional consideration for the indemnification by the transferee, the Company agreed that if the transferee cannot in good faith resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such. On May 25, 2005, the Company agreed to extend the put right granted to the transferee until May 25, 2006 subject to the condition that the right may not be exercised until after January 1, 2006. The repurchase of the 2,400,000 common shares, which are subject to redemption by the transferee, are included in current liabilities at an aggregate of $330,000, the maximum amount the Company would be required to pay in the event of redemption.

The accompanying condensed consolidated financial statements of the Company reflect the historical results of the predecessor entity, HDS, prior to May 25, 2004 and the consolidated results of operations of the Company subsequent to the acquisition date of May 25, 2004.

Results of Operations

Six months ended October 31, 2005 compared to the six months ended October 31, 2004

Results of operations for the six months ended October 31, 2005 reflect the following changes from the prior period:

                                                     October 31,
                                                ---------------------------
                                                   2005             2004             Change
                                                   ----             ----             ------
         Sales                                   $ 633,000         $332,000         $ 301,000
         Gross profit (loss)                       106,000         (89,000)           195,000
         Stock compensation charge                       -        2,892,000         2,892,000
         Other operating expenses                  663,000          764,000         (101,000)
         Loss from operations                    (557,000)      (3,656,000)       (3,099,000)
         Other expense                         (2,112,000)      (1,212,000)           900,000
         Net loss                            ($ 2,669,000)    ($ 4,957,000)     ($ 2,288,000)

Revenues increased by over 90% due to the stage of development of revenue projects in the six months ended October 31, 2005 vs. 2004. Gross profit increased approximately $195,000 due primarily to fixed overhead costs being utilized over the higher volume of revenues. The reduction in other operating expenses of approximately $101,000 reflects principally the completion in 2005 of amortization associated with certain licensed technology. The decrease in other expense reflects principally, (a) an increase in amortization of debt discount of approximately $500,000, and an increase in amortization of financing costs of approximately $104,000 and an increase in interest expense of approximately $48,000, in 2005 all because the related debt was outstanding during the entire 2005 period and (b) liquidated damages of approximately $242,000 in the six months ended October 31, 2005 associated with the Company's failure to perform under an registration rights agreement that did not occur in the prior period. The stock compensation charge of approximately $2,892,000 in the six months ended October 31, 2004 is associated with transactions occurring at that time and did not recur in the same period of 2005

Three months ended October 31, 2005 compared to the three months ended October 31, 2004

Results of operations for the three months ended October 31, 2005 reflect the following changes from the prior period:

                                                  October 31,
                                             --------------------
                                              2005              2004            Change
                                              ----              ----            ------
           Sales                             $ 247,000         $144,000        $ 103,000
           Gross profit (loss)                (34,000)         (67,000)         (33,000)
           Operating expenses                  350,000          501,000        (151,000)
           Loss from operations              (384,000)        (568,000)        (184,000)
           Other expense                   (1,083,000)        (849,000)          234,000
           Net loss                      ($ 1,467,000)    ($ 1,417,000)         $ 50,000

Revenues increased by over 71% due to the stage of development of revenue projects in 2005 vs. 2004. Gross profit increased approximately $33,000 due primarily to fixed overhead costs being utilized by the higher volume of revenues offset somewhat by higher direct costs. The reduction in operating expenses of approximately $151,000 reflects (a) the completion in the six months ended October 31, 2005 of amortization associated with certain licensed technology (approximately $76,000) and lower legal and professional costs subsequent to the merger and related activity in 2004. The increase in other expense reflects principally (a) an increase in amortization of debt discount of approximately $66,000 in 2005 as the related debt was outstanding during the entire 2005 period and (c) liquidated damages of approximately $151,000 associated with the Company's failure to perform under an registration rights agreement in the three months ended October 31, 2005.

Trends

The Company's revenue run rate is not yet at a level of profitable operations. Due to the high fixed costs of maintaining a Good Manufacturing Practices ("GMP") manufacturing facility (including FDA regulated medical device manufacturing) and trained staff, operations will likely generate operating losses unless revenue levels increase. Revenue levels are highly dependant on the stage of development of customer projects. Customers will often order sporadically or in small production runs of items while they perform testing and market analysis. It is difficult to assess when large scale production orders may be received. While losses from operations decreased significantly in the three and six months ended October 31, 2005, revenue levels would need to increase significantly for the business to generate operating income.

In October 2005, the Company, on behalf of a wholly owned subsidiary subsequently formed, entered into a manufacturing agreement (the "Agreeement") with an entity affiliated with a Director of the Company. The agreement grants the Company the exclusive rights to manufacture patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts and to distribute, along with the entity, these products in North America in consideration of a 7-10% royalty based on sales. The Agreement also provides for a supply agreement between the Company and the entity. In February 2006, the Company purchased certain equipment and in April 2006 it leased a manufacturing facility to house the operation. Products to be manufactured under this agreement will be sold for use in cosmetic, medical, and household markets including the foot-care market under the brand name DRYZ, a registered trademark. See Notes 4 and 5 to consolidated condensed financial statements for additional details. The Company completed setup and first production in April 2006 and received its first order for approximately $271,000. This business is being operated under a wholly-owned subsidiary, Foam Manufacturing, Inc. ("Foam").

The Company believes that there are manufacturing similarities between the Foam products and the Hydrogel products. The Foam manufacturing facility is located a short distance from the Company's Hydrogel facility. It is the Company's intention to attempt to achieve synergies through the operation of Foam as well as additional revenues. The Company believes that this could represent a significant trend for 2006 and beyond with first year revenues projected to exceed the revenues of Hydrogel.

There are new risks and uncertainties associated with Foam including the fact that financing for the purchase of assets is a bridge loan that matures on April 30, 2006 and is secured by all of the Foam assets.

Liquidity, Capital Resources and Going Concern

The Company's liquidity at October 31, 2005 compared to April 30, 2005 is as follows:

                                              October 31,       April 30,
                                                2005              2005          Change
                                              ----------        ---------
       Cash                                    $ 16,000           $21,000     ($  5,000)
                                             ----------        ----------     ----------
       Deficit in working capital            $8,297,000        $6,049,000    ($2,248,000
                                             ----------        ----------     ----------
       Liabilities in excess of assets       $7,998,000        $5,431,000     $2,567,000
                                             ----------        ----------     ----------

In December 2005, approximately $5,031,000 face amount of convertible notes and approximately $555,000 face amount of notes payable became due and were not paid. These amounts, plus interest and penalties through that date are in default as of December 2005. Additionally, subsidiary senior secured notes totaling $455,000 at April 15, 2006 come due on April 30, 2006. The Company intends to attempt to negotiate an extension of the term of these debts.

Net cash used in operating activities in the six months ended October 31, 2005 was approximately $171,000 and that was largely funded by advances of approximately $165,000 from a related party. The Company continues to experience losses from operations subsequent to October 31, 2005. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.

The Company currently does not have the liquidity or financing available to it to fund its operations for the next 12 months without additional capital being raised and/or forbearance from creditors. In the six months ended October 31, 2005, the following items impacted liquidity negatively:

     *    Losses from operations of approximately $557,000

     * Amortization of debt discount of $1,403,000 which increases the outstanding balance reported as debt

     * Penalties and liquidated damages accrued of approximately $242,000 related to certain debt agreements

In the near term, the following developments have occurred subsequent to October 31, 2005 that have impact on liquidity and capital resources on a going forward basis:

     * Between December 2005 and April 15, 2006, the Company raised approximately $455,000 through the issuance of 11% senior secured subsidiary notes of its newly formed subsidiary, Foam. Such senior secured notes are due on April 30, 2006 (earlier if a financing of $500,000 or more is completed) and are secured by all of the assets of Foam.

     * The Company's Chief Executive Officer deferred payroll starting in October 2005

The above are short-term measures aimed at providing the Company additional time to address its significant liquidity shortage over a longer term. Over that longer term, the Company will attempt to improve its liquidity through a combination of measures including:

     *    Renegotiating the term of existing indebtedness if possible

     *    Increasing revenues at its Hydrogel operation

     * Increasing Company wide revenues by the manufacturing agreement executed by the Foam subsidiary

     *    Raising a significant amount of capital on a more permanent basis

     *    Other measures. Commitments for capital expenditures

The Company currently has the option, but not the commitment, to purchase certain "second line" equipment associated with the Foam operations for $350,000. Such amount is payable $50,000 in cash and $300,000 under a three year note with interest at prime plus 2% per annum.

Item 3.  Controls and Procedures

Disclosure Controls and Procedures. The Company's limited cash resources have inhibited the Company's efforts to devote the resources necessary to file its periodic reports with the SEC in a timely fashion during significant periods of 2005 and into 2006. In addition, the Company's Form 10-QSB for the quarter ended July 31, 2005 and its Form 10-KSB for the year ended April 30, 2005 have been recently restated to correct errors in the application of accounting principles with respect to the accounting for deferred stock issuance costs in the original such filings.

We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")). Controls over: (a) the application of accounting policies and (b) timely preparation and filing of periodic reports, are within the scope of internal controls. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded in December 2005 that, as of the end of the period, as a result of the restatement and the untimely filings, there were material weaknesses in the Company's internal controls, as defined by the Public Company Accounting Oversight Board. The material weaknesses related to the issues described above are being remediated as a result of processes being implemented by the Company and by raising capital which permits the company to apply additional resources to its financial reporting and disclosure obligations.

Internal Controls over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that during the fiscal quarter to which this report relates, have materially affected, or are reasonably likely to affect, our internal control over financial reporting. Subsequent to October 31, 2005, there were changes to the Company's internal control over financial reporting as noted above. Additionally, in January 2006, the Company's Chief Financial Officer resigned.

PART II- OTHER INFORMATION

Item 1. - Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 2. - Unregistered Sale of Equity Securities and Use of Proceeds . Not applicable.

Item 3. - Defaults Upon Senior Securities.
   Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders.
   Not applicable.

Item 5. - Other Information.
   Not applicable.

Item 6. - Exhibits

   Exhibits:


     10.1 Agreement between H.H. Brown Shoe Technologies, Inc. doing business as Dicon Technologies, Hydrogel Design Systems, Inc. and a wholly owned subsidiary of Hydrogel Design Systems, Inc. to be formed and dated October 3, 2006

     10.2 Addendum to Agreement between H.H. Brown Shoe Technologies, Inc. doing business as Dicon Technologies, Hydrogel Design Systems Inc. and a wholly owned subsidiary of Hydrogel Design Systems, Inc. to be formed and dated January 18, 2006.

     10.3 Amended and Restated Note Purchase Agreement by and Between Foam Manufacturing, Inc., Chicago Investments, Inc. and The Additional Investors Party Hereto, dated February 1, 2006

     10.4 Commercial lease dated February 1, 2006 between Hamilton Transit Corporate Center and Foam Manufacturing Inc.

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



Dated: April 28, 2006