Form 10QSB
period 2006-01-31
NESCO INDUSTRIES INC
filed 2006-05-24
CIK 1099609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For quarterly period ended January 31, 2006

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

                                        Yes   X     No
                                             ---        ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).

                                        Yes     NO    X
                                            ---      ---


State the number of shares outstanding of each of the Registrant's classes of common equity as of the latest practicable date:

   Class                                     Outstanding at May 1, 2006
   -----                                     --------------------------
Common Stock                                       20,136,225

Transitional Small Business Disclosure Format:   Yes [  ] No  [X]

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                                TABLE OF CONTENTS
                                -----------------


                                                                           Page
                                                                           ----
Part I - Financial Information

    Item 1.    Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheet..........................1

               Condensed Consolidated Statements of Operations...............2

               Condensed Consolidated Statements of Cash Flows..............3-4

               Notes to Condensed Consolidated Financial Statements........5-13

    Item 2.    Management's Discussion and Analysis or Plan of
                   Operations.............................................14-18

    Item 3.    Controls and Procedures.................................... 19

Part II. - Other Information...............................................20

Signatures.................................................................21

Item 1. Financial Statements

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------------------------------------------------------
                                                                                                        January 31,
                                                                                                           2006
                                                                                                        (unaudited)
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash                                                                                            $          22,000
  Accounts receivable                                                                                        94,000
  Inventories                                                                                                65,000
  Prepaid expenses and other current assets                                                                  20,000
                                                                                                  ------------------
        Total current assets                                                                                201,000
                                                                                                  ------------------

Property and equipment, net of accumulated depreciation and amortization of $1,787,000                      288,000
                                                                                                  ------------------

Other Assets - Deposits and other                                                                           184,000
                                                                                                  ------------------

                                                                                                  $         673,000
                                                                                                  ==================

LIABILITIES AND STOCKHOLDERS'  DEFICIT
Current liabilities
  Accounts receivable financing                                                                   $          73,000
  Note and interest payable                                                                                 698,000
  Convertible debentures and interest payable, related party                                              1,627,000
  Convertible debentures and interest payable, other                                                      3,239,000
  Convertible debentures and interest payable, officers                                                     912,000
  Secured subsidiary notes payable and interest                                                             176,000
  Accrued penalties and interest under registration rights agreement                                        388,000
  Customer deposits                                                                                         840,000
  Accounts payable and accrued expenses                                                                     498,000
  Stock to be issued                                                                                        190,000
  Common stock subject to redemption                                                                        330,000
  Due to related party and affiliates                                                                       465,000
                                                                                                 ------------------

        Total current liabilities                                                                         9,436,000
                                                                                                 ------------------
Long-term liability - Deferred sublease income                                                               82,000
                                                                                                 ------------------

Commitments and contingencies

Stockholders' deficit
  Series A convertible preferred stock, $.001 par value, authorized
    850,000 shares, 67,000  issued and outstanding                                                               -
  Series B convertible preferred stock, $.001 par value, authorized
    150,000 shares, 117,055 issued and outstanding                                                               -
  Common stock, $.001 par value, authorized 25,000,000 shares,
    17,736,225  issued and outstanding                                                                       18,000
  Additional paid-in-capital                                                                             14,061,000
  Accumulated other comprehensive loss                                                                      (69,000)
  Accumulated deficit                                                                                   (22,855,000)
                                                                                                 ------------------

        Total stockholders' deficit                                                                      (8,845,000)
                                                                                                 ------------------

                                                                                                  $         673,000
                                                                                                 ==================

See notes to condensed consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------
                                           Nine Months Ended January 31,          Three Months Ended January 31,
                                           ------------------------------         -------------------------------
                                               2006               2005                  2006                2005
                                           (unaudited)         (unaudited)           (unaudited)         (unaudited)
--------------------------------------------------------------------------------------------------------------------
Revenues                               $         823,000  $          516,000 $          190,000  $          184,000

Cost of revenues                                 773,000             652,000            247,000             231,000
                                       -----------------------------------------------------------------------------

Gross profit (loss)                               50,000            (136,000)           (57,000)            (47,000)
                                       -----------------------------------------------------------------------------


Operating expenses
 General and administrative                      822,000           1,005,000            218,000             437,000
 Stock compensation charge                        70,000           2,981,000             10,000
 Amortization and other expenses                       -             136,000                  -              28,000
                                       -----------------------------------------------------------------------------
                                                       -
                                                 892,000           4,122,000            228,000             465,000
                                       -----------------------------------------------------------------------------

Loss from operations                            (842,000)         (4,258,000)          (285,000)           (512,000)
                                       -----------------------------------------------------------------------------

Other income (expenses)
 Sublease income                                  35,000              35,000             12,000              12,000
 Amortization of debt discount                (1,730,000)         (1,602,000)          (327,000)           (702,000)
 Interest  and other expense                    (223,000)           (175,000)           (71,000)            (71,000)
 Interest expense, related parties              (132,000)           (123,000)           (47,000)            (43,000)
 Amortization of financing costs                (294,000)           (276,000)           (41,000)           (126,000)
 Liquidated damages                             (388,000)            (92,000)          (146,000)            (92,000)
                                       -----------------------------------------------------------------------------

                                              (2,732,000)         (2,233,000)          (620,000)         (1,022,000)
                                       -----------------------------------------------------------------------------

Net loss                               $      (3,574,000) $       (6,491,000)$         (905,000) $       (1,534,000)
                                       =============================================================================

Weighted average common shares
 Basic and diluted                            17,600,000          15,300,000         17,700,000          17,000,000
                                       -----------------------------------------------------------------------------

Net loss per common share
 Basic and diluted                      $          (0.20) $            (0.42)$            (0.05) $            (0.09)
                                       =============================================================================

See notes to condensed consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------
                                                                               Nine Months Ended January 31,
                                                                               ------------------------------
                                                                                2006                  2005
                                                                             (unaudited)           (unaudited)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
 Net loss                                                                  $      (3,574,000)    $      (6,491,000)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Non-cash stock compensation                                                         70,000             2,979,000
  Depreciation and amortization                                                      125,000               210,000
  Amortization of debt discount                                                    1,730,000             1,602,000
  Amortization of financing costs                                                    294,000               276,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                               30,000               (18,000)
    Inventories                                                                            -               (10,000)
    Prepaid expenses and other assets                                                 30,000               (33,000)
    Customer deposits                                                                     -                 (8,000)
    Accounts payable, accrued expenses and other                                     294,000              (194,000)
    Accrued penalties and interest                                                   388,000                92,000
    Deferred sublease income                                                         (35,000)              (35,000)
    Due to affiliates                                                                149,000              (197,000)
    Interest payable                                                                 248,000               212,000
                                                                          ----------------------------------------

Net cash used in operating activities                                               (251,000)           (1,615,000)
                                                                          ----------------------------------------

Cash flows from investing activities
 Net cash acquired from merger                                                             -                86,000
 Deposit on lease and purchase of equipment                                         (162,000)               (8,000)
                                                                          ----------------------------------------
Net cash provided (used) by investing activities                                    (162,000)               78,000
                                                                          ----------------------------------------

Cash flows from financing activities
 Proceeds from issuance of convertible debentures, other                                   -             2,009,000
 Proceeds from issuance of subsidiary senior secured notes                           175,000                     -
 Proceeds from accounts receivable financing                                         159,000                     -
 Payments of accounts receivable financing                                           (86,000)                    -
 Payments on notes payable                                                                 -              (238,000)
 Payments of stock issuance costs                                                          -               (88,000)
 Payments on loan from officer                                                             -                (7,000)
 Payments from (payments to) affiliate                                               165,000               (15,000)
                                                                          ----------------------------------------

Net cash provided by financing activities                                            413,000             1,661,000
                                                                          ----------------------------------------

Net increase (decrease) in cash                                                           -                124,000
Cash
 Beginning of period                                                                  22,000                 1,000
                                                                          ----------------------------------------

 End of period                                                             $          22,000     $         125,000
                                                                          ========================================
Supplemental disclosure of cash flow information,
 Cash paid during the periods for interest                                 $          1,000      $          88,000
                                                                          ========================================

See notes to condensed consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

--------------------------------------------------------------------------------------------------------------------
                                                                                 Nine Months Ended January 31,
                                                                            2006                 2005
                                                                               (unaudited)          (unaudited)
--------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash investing and financing, activities:
Stock issued for interest payment on convertible debentures                 $          93,000    $           59,000
                                                                            ========================================
Stock issued in connection with Equity Distribution Agreement               $        -           $          625,000
                                                                            ========================================
Fair value of warrants issued to brokers                                    $        -           $          405,000
                                                                            ========================================
Debt discount related to convertible debentures                             $        -           $        3,971,000
                                                                            ========================================
Reclassification of note receivable (and interest), officer, accrued expenses, officer, and due to officer to convertible
  debentures and interest payable, officer                                  $        -           $          922,000
                                                                            ========================================
Balance sheet of Nesco Industries, Inc. at the date of the
 Share Exchange (See Note 2):
  Property and equipment                                                    $        -           $            5,000
                                                                            ========================================
  Accounts payable and accrued expenses                                                                     177,000
  Deferred sublease income                                                                                  164,000
  Stockholders' equity                                                                 -                      7,000
                                                                            ----------------------------------------
      Total liabilities and stockholders' equity                                     -                      348,000
                                                                            ----------------------------------------
  Elimination of intercompany bridge loan                                              -                   (209,000)
                                                                            ----------------------------------------
  Cash acquired from merger                                                            -                    134,000
  Expenditure of legal fees in connection with merger                                  -                    (48,000)
                                                                            ----------------------------------------
  Net cash acquired from merger                                               $        -         $           86,000
                                                                            ========================================

See notes to condensed consolidated financial statements.

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Basis of Presentation

Organization

NESCO Industries, Inc. (hereinafter referred to as "Nesco" or, together with its wholly owned subsidiaries discussed below, the "Company") is a Nevada publicly traded corporation whose principal business has been conducted through its wholly-owned subsidiary, Hydrogel Design Systems, Inc. ("HDS"). HDS is engaged in the manufacturing, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel which is used in various medical and cosmetic consumer products. During October 2005, the Company entered into an agreement which grants it the exclusive rights to manufacture patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts and to distribute these products in North America for use in cosmetic, medical, and household markets as described further in Notes 4 and 5. This business is being operated and initially financed as Foam Manufacturing, Inc. ("Foam"), a wholly-owned subsidiary formed in January 2006.

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

The accompanying condensed consolidated financial statements of the Company reflect the historical results of the predecessor entity, HDS, prior to May 25, 2004 and the consolidated results of operations of the Company subsequent to the acquisition date of May 25, 2004. The common stock and per share information in the condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse acquisition on May 25, 2004.

The accompanying interim condensed consolidated financial statements and the accompanying notes included herein have been prepared by the Company without audit, in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and therefore do not include all information and notes normally provided in the annual financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company for the year ended April 30, 2005, as amended. These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for the nine and three month periods ended January 31, 2006 and 2005. The results of operations for the nine month periods ended January 31, 2006 and 2005 are not necessarily indicative of the results for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenues are generally recognized as product is shipped to a customer. In cases where a customer requests a development project for a gel or a gel to be used as a component of a new product, the Company will recognize revenue at the time the project is completed.

Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, because the Company did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of common stock. Such amendment requires action by, or notification to, shareholders, which notification has been reflected in a November 16, 2004 preliminary information statement filed with the SEC. The information statement cannot be completed until all of the comments from the SEC are addressed and all required filings are brought up to current status. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

As of January 31, 2006, approximately 97% of the HDS common and 90% of the HDS preferred shareholders have exchanged their shares. As a result, approximately 54.1% of the Company's voting securities outstanding at the time of the exchange are now owned by HDS stockholders. The Company anticipates that the remaining HDS shareholders will exchange their shares, which will result in 55.3% of the Company's voting securities outstanding at the time of the exchange being owned by HDS stockholders. Upon completion of this exchange and the Certificate of Amendment, HDS common shareholders will exchange their shares into 40,075,167 shares of the Company's common stock (a ratio of approximately 9 shares of the Company's common stock for 1 share of HDS stock), and the HDS preferred shareholders will exchange their shares into 18,809,574 shares of the Company's common stock ( a ratio of approximately 36 shares of the Company's common stock for 1 share of HDS stock). The total shares issued to HDS shareholders, 58,884,741 common shares, will represent 55.3% of the total shares outstanding at the time of the exchange (106,386,847 equivalent common shares on the May 25, 2004 exchange date).

Concurrent with the exchange, Nesco Series A Preferred shareholders agreed to exchange 512,500 shares of stock for an aggregate of 20,500 shares of the Company's Preferred B Stock, which will be converted into 15,375,000 shares of the Company's common stock (a ratio of approximately 30 common shares for 1

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


share of Series A preferred stock). As of January 31, 2006, 445,500 shares of Series A Preferred shares have been exchanged for 17,820 shares of Series B Preferred shares. The Company anticipates that the majority of the remaining Series A shareholders will exchange their shares.

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

Note 3.  Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

At January 31, 2006, the Company had cash of approximately $22,000, an accumulated deficit of approximately $22,855,000, a working capital deficit of approximately $9,235,000 and, for the nine months then ended, incurred a net loss of approximately $3,574,000 and used approximately $413,000 of cash in operations and investing activities. Additionally, $5,031,000 face amount of convertible debt, together with accrued interest and penalties, which became due in December 2005, was not paid and is now in default. Notes payable of $555,000, together with accrued interest, also became due in December 2005, was not paid and is now in default. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent on the Company's ability to continue as a going concern. The Company's plan to deal with this uncertainty is to raise capital, attempt to negotiate an extension of the convertible debt and note payable and improve operations through current activities and the planned activities of the new Foam subsidiary (See Note 4). While the Company obtained approximately $305,000 of additional financing for its new Foam subsidiary subsequent to January 31, 2006 (See Note 5), much of that amount was spent on equipment, deposits and operating expenses for that business. As such, there can be no assurance that managements plan to raise capital or improve operations can result in the Company's continued operation as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 4.  Manufacturing Agreement, Deposits, Lease and Related Activities

On October 3, 2005, the Company, on behalf of a wholly-owned subsidiary to be formed, entered into a manufacturing agreement (the "Agreement") with an entity affiliated with a Director of the Company ("Dicon"). The Agreement grants the Company the exclusive rights to manufacture patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts and to distribute, along with Dicon, these products in North America in consideration of a 7-10% royalty based on sales. The Agreement also provides for a supply agreement between the Company and Dicon. Under the Agreement the Company purchased, in April 2006, certain "first line" equipment from Dicon for a purchase price of $270,000. Products to be manufactured under this Agreement will be sold for use in cosmetic, medical, and household markets including the foot-care market under the brand name DRYZ, a registered trademark. In December

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2005, Foam Manufacturing, Inc. ("Foam") was formed as a wholly-owned subsidiary of the Company to control this activity. Foam's activities have been funded by subsidiary senior secured notes that, as amended, mature on July 31, 2006 and are discussed in Note 5.

In February 2006, Foam executed a six year lease for approximately 28,000 square feet of space calling for annual rentals ranging from $159,600 in the initial year to $194,600 in the sixth year. In April 2006, after completion of setup and first production, Foam made its first shipment to Dicon under the agreement.

At January 31, 2006, $135,000 of the purchase price for the equipment has been paid to the seller as a deposit. Additionally, a deposit of approximately $27,000 was made to secure the lease for the new facility. These amounts are reflected in deposits and other assets in the accompanying condensed consolidated financial statements.

The Company also may purchase under the Agreement certain "second line" equipment on March 31, 2006 for $350,000. Such amount is payable $50,000 in cash and $300,000 under a 3 year note with interest at prime plus 2% per annum. This equipment has not been purchased as of April 2006.

Note 5.  Short Term Financing

Subsidiary Senior Secured Notes

Between December 20, 2005 and April 30, 2006, the Company raised approximately $480,000 by issuing 11% per annum subsidiary senior secured notes of Foam pursuant to a note purchase agreement as amended and restated on February 1, 2006. Such subsidiary senior secured notes are secured by all the assets of Foam and, as amended in May 2006, are due on the earlier of July 31, 2006 or the completion of a financing of at least $500,000. The notes were issued to directors and other related parties, an affiliate as well a third party. $100,000 of the amounts borrowed from the initial investor in the senior secured notes may be converted into convertible debt and warrants upon the completion of a proposed financing. Any debt discount associated with such convertible and warrant features will be recognized once the final terms of the proposed financing are determined.

Accounts Receivable Financing

Beginning in November 2005, the Company began raising short-term financing by accounts receivable financing. Under this program, specific accounts receivable are sold at a discount and the Company retains the right to repurchase the accounts, subject to a 2% per month financing charge. The Company records this as a financing transaction in which the receivables sold are carried on the condensed consolidated balance sheet and the amount of the repayment is reflected as a short-term debt. All accounts receivable sold at January 31, 2006, were subsequently repurchased by the Company.

Note 6.  Long-Term Debt

Note and Interest Payable

On January 24, 1997, HDS entered into a financing agreement with a customer for the purchase of $600,000 of manufacturing equipment from a third party. The agreement consisted of a promissory note in the amount of $600,000 bearing interest at 8% per annum and principal and interest due between three (3) and six (6) years from the anniversary date, depending upon the amount of product the customer ordered from the Company. The note has been amended several times, the most recent of which was on April 21, 2004. In that amendment, the lender agreed to amend and restate the note in the amount of $793,053 upon the completion of the Share Exchange with Nesco which occurred on April 29, 2004. The amended note matured on December 31, 2005 and bore interest at 11%, per annum (the default rate) until an aggregate interest payment of $84,000 was made on July 27, 2004. Thereafter, interest forward until the maturity date is at 8%, per annum payable at maturity. In addition, the lender agreed to release its security position on the collateral 90 days after receipt, on August 13, 2004, of a payment of $200,000 against the principal balance. The balance due on the note at January 31, 2006 is approximately $698,000 consisting of approximately $555,000 in principal and $143,000 of accrued interest.

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


This note was not paid on the amended maturity date on December 31, 2005 and is now in default. The Company intends to attempt to negotiate an extension of the term of the debt.

Interest expenses for each of the three and nine months ended January 31, 2006 and 2005 approximated $11,000 and $33,000, respectively.

Convertible Debentures

The Company has the following convertible debentures outstanding at January 31, 2006:

                                                           Face           Debt        Accrued
            Description               Due date            amount        discount      interest         Total
            -----------               --------            ------        --------      --------         -----
      Due to related parties    December 31, 2005       $ 1,308,000       $    0      $ 319,000     $1,627,000
      Due to others             December 1, 2005          2,920,000            0        319,000      3,239,000
      Due to officers           December 31, 2005           803,000            0        109,000        912,000
                                                        -----------       ------      ---------    -----------
               Total                                    $ 5,031,000       $    0      $ 747,000    $ 5,778,000
                                                        ===========       ======      =========    ===========

The original debt discount, quarterly amortization of debt discount and interest expense on these instruments follows:

                                           Original Debt       Quarterly        Quarterly
                     Description              Discount        Amortization       interest
                     -----------              --------        ------------       --------
               Due to related parties        $ 1,195,000         $ 188,000        $26,000
               Due to others                   2,683,000           499,000         59,000
               Due to officers                    92,000            14,000         16,000
                                             -----------         ---------       --------
                        Total                $ 3,970,000         $ 701,000       $101,000
                                             ===========         =========       ========

Amortization of debt discount for the three months ended January 31, 2006 is approximately $327,000 and the discount is fully amortized at January 31, 2006.

The conversion features and related warrant exercise prices are as follows:

                                           Original       Original      Total shares   Total Shares
                                          conversion      Warrant       issuable on      issuable
                     Description            price          Price         conversion    under warrants
                     -----------          -----------   -------------   ------------   --------------
               Due to related parties            $0.08           $0.15     15,696,000       1,308,000
               Due to others              $0.08 - 0.15      $0.08-0.39     22,800,000      15,925,006
               Due to officers                   $0.15           $0.15      5,354,747         803,230
                                                                           ----------      ----------
                        Total                                              43,850,747      18,036,230
                                                                           ==========      ==========

These convertible secured notes were not paid at maturity dates in December 2005 and are therefore now in default. The Company is having discussions with the holders regarding an extension of the term of the debt.

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

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

In connection with this agreement, the Company issued the broker warrants to acquire 5,052,600 shares of common stock at an exercise price of $.15 per share. The fair value of the warrants, $405,000, was recorded as deferred financing cost. Additionally, financing fees in connection with this agreement approximated $286,000 and were recorded as deferred financing cost. The aggregate deferred financing costs of $691,000 have been charged to operations over the life of the underlying debt at the rate of $126,000 per quarter. Amortization in the first quarter of the agreement (July 31, 2004) was approximately $32,000 and amortization was approximately $41,000 in the final quarter (the three months ended January 31, 2006). At January 31, 2006, the balance was fully amortized.

In connection with this agreement, under the terms of a related registration rights agreement, the Company was required to file a registration statement to effectively register the common stock issuable upon the conversion of the notes and exercise of the warrants no later than 60 days after the termination of the offering. As the Company did not file the required registration statement until January 27, 2005, liquidated damages in the amount of 2% per month of the aggregate purchase price were required to be paid in cash under the terms of the agreement. The holders of the notes agreed to accept this payment in the aggregate of approximately $92,000 in common stock of the Company. The fair value of the shares due (approximately $92,000) was charged to operations in the April 30, 2005 fiscal year and this amount is included in current liabilities as these shares have not been issued as of January 31, 2006. In addition, the Company was required to have the registration statement declared effective no later than June 27, 2005. As the registration statement has not been declared effective, liquidated damages in the amount of 2% per month of the aggregate purchase price are required to be paid in cash under the terms of the agreement. Interest accrues on the unpaid penalties at the rate of 18% per annum for each month that they are unpaid. Liquidated damages and interest of $146,000 and $388,000 have been charged to operations in the three and nine months ended January 31, 2006, respectively.

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 7. Customer Deposits

At January 31, 2006, approximately $831,000 of the $840,000 of customer deposits represents deposits from a customer to be applied against future purchase orders. The deposits are non-refundable but applicable to future purchases from the Company until December 31, 2009. To the extent that any portion of the deposits is not used for purchases by the end of calendar year 2009, the deposits will be forfeited.

Note 8.   Due to Affiliates

Due to affiliates at January 31, 2006 of approximately $465,000 consists primarily of temporary advances ($240,000) due to an entity owned by a related party and unpaid rent and real estate taxes ($225,000) due to an entity majority- owned by a director of the Company.

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

On November 1, 2004, the Company entered into a one-year advisory services agreement which provides for compensation of $10,000 per month, of which $1,800 shall by payable in cash and $8,200 shall be payable, at the Company's discretion, in cash or in common stock of the Company. The common stock payment shall be based each month on the closing bid price of the Company's common stock on the first day of the month for which payment is due. The consultant shall have customary piggyback registration rights with respect to any shares issued under this agreement as of January 31, 2006, the Company has paid the monthly minimum compensation of $1,800. The fair value of the shares due under the agreement (approximately $98,000) has been charged to operations and this amount is included in current liabilities as these shares have not been issued at January 31, 2006. This agreement expired at the end of its term on November 1, 2005.

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 15, 2004, the Company entered into a one-year consulting agreement for research and public relations services which provided for the issuance of 276,000 shares of restricted common stock and a one-time consulting fee of $500. The fair value of the shares due under the agreement (approximately $47,000 based on the market price of $.17 on the date of the agreement) was charged to operations in the prior fiscal year and this expense was included in current liabilities as these shares had not been issued. In December 2005, the Company issued 368 shares of Series B Preferred shares in settlement of approximately $47,000 of this common stock to be issued at January 31, 2006. Such shares are convertible into 276,000 shares of common stock of the Company.

On December 20, 2004, the Company entered into a one-year advisory services agreement which provides for compensation in the form of a five year warrant to purchase 204,000 shares of the common stock of the Company at an exercise price of $.15. The warrants vest at the rate of 1/3 immediately, 1/3 on the six month anniversary of the agreement and 1/3 one year from the date of the agreement. The fair value of the warrants vested as of January 31, 2006 (approximately $20,000) were charged to operations in the aggregate of approximately $10,000 in the prior fiscal year, approximately $10,000 each in the quarters ended July 31, 2005 and January 31, 2006.

Litigation

Except for the claims against former subsidiaries of Nesco, as described in Nesco's April 30, 2005 10-KSB/A filing, the Company and its subsidiaries were not involved in any other material legal proceedings during the nine months ended January 31, 2006.

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

Note 10.  Stockholders' Equity

Loss Per Share

Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss, diluted net loss per share was the same as basic net loss per share for the three and nine months ended January 31, 2006 and 2005, since the effect of any potentially dilutive securities would be antidilutive.

The loss per common share at January 31, 2006 includes the current outstanding common shares in the aggregate of 20,136,225 shares less the 2,400,000 shares which are subject to redemption (see Note 2). It does not include 117,055 shares of Series B preferred shares which will be converted into 87,791,250 common shares, 67,000 shares of Series A preferred shares which will be converted into 2,010,000 common shares, and 2,916,308 common shares for the prior HDS common and preferred holders who have not yet exchanged their shares. The loss per common share at January 31, 2005 includes the outstanding common shares as of that date in the aggregate of 19,517,410 shares, less the 2,400,000 shares that are subject to redemption (see Note 2). It does not include any Series B preferred shares, Series A preferred shares or unexchanged shares as of that date. Although the Series A and Series B preferred shares will be automatically exchanged for common shares upon the filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, they have been excluded from loss per common share, in accordance with the Emerging Issues Task Force ("EITF") 03-6 as these securities have no contractual obligation to share in the losses of the Company.

The following supplemental pro forma information is presented to illustrate the effects of the conversion of Series A and Series B preferred stock to common stock for the three and nine months ended January 31, 2006 and 2005:

NESCO INDUSTRIES AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             Nine months ended January 31,       Three months ended January 31,
                                             -----------------------------       ------------------------------
                                                 2006             2005              2006             2005
                                                 ----             ----              ----             ----
Net Loss                                     $ (3,574,000)    $ (6,491,000)     $   (905,000)    $ (1,534,000)
Weighed average common shares
 Outstanding,  Basic and diluted              110,200,000      103,400,000       110,300,000      109,100,000
Loss per common share, basic and diluted     $       (.03)    $       (.06)     $       (.01)    $       (.01)

The loss per common shares does not include an aggregate of 56,436,304 warrants and options outstanding and 43,850,747 shares issuable under the terms of convertible debt. The effect of these securities would be antidilutive.

Stock Based Compensation

The Company has a stock-based employee compensation plan. The Company uses the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. The following table illustrates the effect on net loss and loss per share for the nine and three months ended January 31, 2006 and 2005 as if the Company had applied the disclosure only fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation".

                                                                  Nine Months Ended              Three Months Ended
                                                                  -----------------              ------------------
                                                                     January, 31                    January, 31
                                                                     -----------                    -----------
                                                                 2006            2005            2006           2005
                                                                 ----            ----            ----           ----
    Net loss, as reported                                  $   (3,574,000) $   (6,491,000)   $ (905,000)   $ (1,534,000)
    Add: Total stock-based employee compensation
    expense determined under fair value based
    method, net of related tax effects                             45,000         212,000        15,000          30,000
                                                           --------------- ---------------- ------------- --------------
    Pro forma net loss                                     $   (3,619,000) $   (6,703,000)   $ (920,000)   $ (1,564,000)
                                                           ============== ================ ============= ===============

    Net loss as reported                                   $        (0.20) $        (0.42)   $    (0.05)   $      (0.09)
                                                           =============== ================ ============= ==============
    Pro-forma net loss per share                           $        (0.20) $        (0.44)   $    (0.05)   $      (0.09)
                                                           =============== ================ ============= ==============

Note 10.   Significant Customers

                               Nine Months     Three Months
                               -----------     ------------
                                January 31,    January 31,
                               2006    2005    2006   2005
                               ----    ----    ----   ----
         Customer A             23%     0%      23%     0%
         Customer B             20%    55%       0%    61%
         Customer C             12%     0%      34%     0%
         Customer D             10%    13%      12%    18%
                               ----    ----    ----   ----
                                65%    68%      69%    79%
                               ====    ====    ====   ====

Accounts receivable from these customers aggregated approximately $39,000 at January 31, 2006.

Item. 2 Management's Discussion and Analysis or Plan of Operation

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

Financial Risks
     * We have a limited operating history and we anticipate continued losses.
     * Our financial condition raises substantial doubt about our ability to continue as a going concern.
     *    We currently have significant amounts of debt in default.

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

Background and History; Share Exchange Agreement and Acquisition

NESCO Industries, Inc. (hereinafter referred to as "Nesco" or the "Company") is a Nevada publicly traded corporation whose principal business, since May 2004, has been conducted through its wholly-owned subsidiary, Hydrogel Design Systems, Inc. ("HDS"). HDS is engaged in the manufacturing, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel which is used in various medical and cosmetic consumer products. During October 2005, the Company entered into an agreement which grants it the exclusive rights to manufacture patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts and to distribute, as provided in the agreement, these products in North America in consideration of a 7-10% royalty based on sales. Products manufactured under this agreement will be sold for use in cosmetic, medical, and household markets including the foot- care market under the brand name DRYZ, a registered trademark. In January 2006, the Company formed a wholly-owned subsidiary, Foam Manufacturing, Inc., for these manufacturing operations.

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

The Company had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, the Company did not have the required number of authorized shares of common stock to complete the exchange on this basis. As such, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of common stock. On November 16, 2004 the Company filed a preliminary information statement with the SEC. Various comment letters have been exchanged with the SEC. The information statement cannot be completed until all of the comments from the SEC are addressed and all required filings are brought up to current status. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

As of January 31, 2006, approximately 97% of the HDS common and 90% of the HDS preferred shareholders have exchanged their shares, which has resulted in approximately 54.1% of the Company's voting securities outstanding at the time of the exchange owned by HDS stockholders. The Company anticipates that the remaining HDS shareholders will exchange their shares in the near future, which will result in 55.3% of the Company's voting securities outstanding at the time of the exchange being owned by HDS stockholders. Upon completion of this exchange, HDS common shareholders will exchange a total of 4,452,806 shares of stock for 53,434 shares of the Company's Preferred B Stock, which will be converted into 40,075,167 shares of the Company's common stock (a ratio of approximately 9 shares of the Company's common stock for 1 share of HDS stock). The HDS preferred shareholders will exchange a total of 522,487 shares of stock for 25,079 shares of the Company's Preferred B Stock which will be converted into 18,809,574 shares of the Company's common stock (a ratio of approximately 36 shares of the Company's common stock for 1 share of HDS stock). The HDS stockholders, upon completion of the exchange of shares, will receive an aggregate of 58,884,741 common shares or 55.3% of the total shares outstanding at the time of the exchange which aggregated 106,386,847 equivalent common shares on May 25, 2004, the exchange date.

Concurrent with the exchange, Nesco Series A Preferred shareholders agreed to exchange 512,500 shares of stock for an aggregate of 20,500 shares of the Company's Preferred B Stock, which will be converted into 15,375,000 shares of the Company's common stock (a ratio of approximately 30 common shares for 1 share of Series A preferred stock). As of January 31, 2006, 445,500 shares of Series A Preferred shares have been exchanged for 17,820 shares of Series B Preferred shares. The Company anticipates that the majority of the remaining Series A shareholders will exchange their shares in the near future.

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

Results of Operations

Nine months ended January 31, 2006 compared to the nine months ended January 31, 2005

Results of operations for the nine months ended January 31, 2006 reflect the following changes from the prior period:

                                                         January 31,
                                                         -----------
                                                      2006             2005             Change
                                                      ----             ----             ------
           Sales                                   $ 823,000         $516,000         $ 307,000
           Gross profit (loss)                        50,000         (136,000)          186,000
           Stock compensation charge                  70,000        2,981,000        (2,911,000)
           Other operating expenses                  822,000        1,141,000          (319,000)
           Loss from operations                     (842,000)      (4,258,000)       (3,416,000)
           Other expense                          (2,732,000)      (2,233,000)         (499,000)
           Net loss                             ($ 3,574,000)    ($ 6,491,000)     ($ 2,917,000)

Revenues increased by over 60% due to the stage of development of revenue projects in the nine months ended January 31, 2006 vs. 2005. Gross profit increased approximately $186,000 due primarily to fixed overhead costs being utilized over the higher volume of revenues. The reduction in stock compensation charge reflects stock compensation granted in the prior year that did not recur in the current year. The reduction in operating expenses of approximately $319,000 reflects principally the completion in 2005 of amortization associated with certain licensed technology as well as lower professional costs and consulting fees subsequent to the merger and related activity in the prior year. The increase in other expense reflects principally (a) an increase in amortization of debt discount of approximately $128,000, and an increase in interest expense of approximately $57,000, in the nine months ended January 31, 2006 as the related debt was outstanding during the entire period and (b) liquidated damages of approximately $388,000 in the nine months ended January 31, 2006 associated with the Company's failure to perform under an registration rights agreement vs. approximately $92,000 in other penalties in the prior period.

Three months ended January 31, 2006 compared to the three months ended January 31, 2005

                                                       January 31,
                                                       -----------
                                                  2006              2005           Change
                                                  ----              ----           ------
           Sales                                 $ 190,000         $184,000        $ 6,000
           Gross profit (loss)                     (57,000)         (47,000)        10,000
           Stock compensation charge                10,000                0         10,000
           Operating expenses                      218,000          465,000        247,000
           Loss from operations                   (285,000)        (512,000)      (227,000)
           Other expense                          (620,000)      (1,022,000)       402,000
           Net loss                              ($905,000)     ($1,534,000)      $629,000

Revenues were largely unchanged from the prior year due to the stage of development of revenue projects in the three months ended 2006 vs. 2005. Gross profit was largely unchanged from the prior year as both sales dollars and cost of sales were consistent with the prior year. The reduction in operating expenses of approximately $237,000 reflects (a) the completion of amortization associated with certain licensed technology (approximately $28,000) and lower consulting fees and legal and professional costs subsequent to the merger and related activity in the prior year. The decrease in other expense reflects principally (a) an reduction in amortization of debt discount of approximately $375,000 in 2005 as the related debt discount was fully amortized at December 31, 2005 and (b) liquidated damages of approximately $146,000 in the three months ended January 31, 2006 associated with the Company's failure to perform under an registration rights agreement vs. approximately $92,000 in other penalties in the prior period.

Trends

The Company's historical revenue run rate is not at a level of profitable operations. Due to the high fixed costs of maintaining a Good Manufacturing Practices ("GMP") manufacturing facility (including FDA regulated medical device manufacturing) and trained staff, operations will likely generate operating losses unless revenue levels increase. Revenue levels are highly dependant on the stage of development of customer projects. Customers order sporadically or in small production runs of items while they perform testing and market analysis. It is difficult to assess when large scale production orders may be received. While losses from operations decreased significantly in the three and nine months ended January 31, 2006, revenue levels would need to increase significantly for the business to generate operating income.

In October 2005, the Company, on behalf of a wholly-owned subsidiary subsequently formed, entered into a manufacturing agreement (the "Agreeement") with an entity affiliated with a Director of the Company ("Dicon"). The agreement grants the Company the exclusive rights to manufacture patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts and to distribute, along with the entity, these products in North America in consideration of a 7-10% royalty based on sales. The Agreement also provides for a supply agreement between the Company and Dicon. In February 2006, the Company purchased certain equipment and in April 2006 it leased a manufacturing facility to house the operation. Products to be manufactured under this agreement will be sold for use in cosmetic, medical, and household markets including the foot-care market under the brand name DRYZ, a registered trademark. See Notes 4 and 5 to condensed consolidated financial statements for additional details. The Company completed setup and first production in April 2006 and shipped its first order for Dicon in April 2006. This business is being operated under a wholly-owned subsidiary, Foam Manufacturing, Inc. ("Foam") and financed through subsidiary senior secured notes (see Note 5 to condensed consolidated financial statements).

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

There are new risks and uncertainties associated with Foam including the risks of start-up manufacturing and the fact that financing for the purchase of assets is a bridge loan that matures, as amended, on July 31, 2006 and is secured by all of the Foam assets.

Liquidity, Capital Resources and Going Concern

The Company's liquidity at January 31, 2006 compared to April 30, 2005 is as follows:

                                             January 31,       April 30,
                                               2006              2005          Change
                                             ----------        ----------     ----------
       Cash                                    $ 22,000           $22,000             $0
                                             ----------        ----------     ----------
       Deficit in working capital            $9,235,000        $6,049,000     $3,186,000
                                             ----------        ----------     ----------
       Liabilities in excess of assets       $8,845,000        $5,431,000     $3,414,000
                                             ----------        ----------     ----------

In December 2005, approximately $5,031,000 face amount of convertible notes and approximately $555,000 face amount of notes payable became due and were not paid. These amounts, plus interest and penalties through that date are now in default. The Company intends to attempt to negotiate an extension of the term of each of these debts.

Net cash used in operating and investing activities in the nine months ended January 31, 2006 was approximately $251,000 and $162,000, respectively. These expenditures were largely funded by advances of approximately $165,000 from a related party, accounts receivable financing of approximately $73,000 and the issuance of subsidiary senior secured notes of approximately $175,000. The Company continues to experience losses from operations subsequent to January 31, 2006. The Company's subsidiary senior secured notes are due, as amended, on July 31, 2006 and the Company does not have the means to pay that debt. All of these factors, among others, indicate that the Company may be unable to continue operations as a going concern.

The Company currently does not have the liquidity or financing available to it to fund its operations for the next 12 months without additional capital being raised and/or forbearance from creditors. In the nine months ended January 31, 2006, the following items impacted liquidity negatively:

     *    Losses from operations of approximately $842,000

     * Amortization of debt discount of $1,730,000 which increases the outstanding balance reported as debt

     * Penalties and liquidated damages accrued of approximately $388,000 related to certain debt agreements

     * Deposits on equipment and leases of approximately $162,000 for the Foam subsidiary

Subsequent to January 31, 2006, an additional $305,000 was raised through the issuance of additional 11% senior secured subsidiary notes. Such notes are due, as amended, on July 31, 2006 (earlier if a financing of $500,000 or more is completed) and are secured by all of the assets of Foam.

The Company needs additional time to address its significant liquidity shortage over a longer term. Over that longer term, the Company will attempt to improve its liquidity through a combination of measures including: (a) renegotiating the term of existing indebtedness if possible, (b) increasing revenues at its Hydrogel operation, (c) increasing Company wide revenues by the manufacturing agreement executed by the Foam subsidiary, (d) raising a significant amount of capital on a more permanent basis and (e) other measures.

Commitments for capital expenditures -

Electrical and other costs of installing the Foam equipment are projected to exceed $60,000. Additionally, the Company currently plans to exercise its option to purchase certain "second line" equipment associated with the Foam operations for $350,000. Such amount is payable $50,000 in cash and $300,000 under a three year note with interest at prime plus 2% per annum.

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

We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")). Controls over: (a) the application of accounting policies and (b) timely preparation and filing of periodic reports, are within the scope of internal controls. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period, as a result of the restatement and the untimely filings, there were material weaknesses in the Company's internal controls, as defined by the Public Company Accounting Oversight Board. The material weaknesses related to the issues described above are being remediated as a result of processes being implemented by the Company and by raising capital which permits the company to apply additional resources to its financial reporting and disclosure obligations.

Internal Controls over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that during the fiscal quarter to which this report relates, have materially affected, or are reasonably likely to affect, our internal control over financial reporting , except that in January 2006, the Company's Chief Financial Officer resigned. Subsequent to January 31, 2006, there were changes to the Company's internal control over financial reporting as noted above.

PART II- OTHER INFORMATION

Item 1. - Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 2. - Unregistered Sale of Equity Securities and Use of Proceeds .

   Not applicable.

Item 3. - Defaults Upon Senior Securities.

See Note 6 to unaudited Condensed Consolidated Financial Statements for a discussion of continuing defaults in certain debt, including convertible debentures.

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


Dated: May 23, 2006