Form 10KSB
period 2006-04-30
NESCO INDUSTRIES INC
filed 2006-07-31
CIK 1099609

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-KSB

                                    (Mark One)
           [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED April 30, 2006

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD _______ to __________.

                         COMMISSION FILE NUMBER: 000-28307

                              NESCO INDUSTRIES, INC.
          ---------------------------------------------------------------
          (Name of the small business issuer as specified in its charter)

            Nevada                                           13-3709558
(State or other jurisdiction of                     (IRS Employer Identification
  incorporation or organization)                                No.)

           305 Madison Avenue
           New York, New York                                   10165
(Address of Principal executive offices)                      (Zip Code)

          Issuer's telephone number, including area code: (212) 986-0886

     Securities registered pursuant to Section 12(b) of the Exchange Act: None
       Securities registered pursuant to Section 12(g) of the Exchange Act:

                                                        Name of Each Exchange
    (Title of each class)                                on Which Registered
    ---------------------                                -------------------
Common Stock, par value $0.001                                  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act |_|

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The issuer's revenues for its most recent fiscal year were $1,001,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, at July 7, 2006, was approximately $600,000.

At July 7, 2006, the issuer had 20,136,225 shares of Common Stock outstanding. Transtional Small Business Disclosure Format: Yes |_| No |X|

Documents incorporated by reference: None

                INTRODUCTORY NOTE AND FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Statements that are not statements of historical facts may be deemed to be forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. Forward-looking statements frequently convey our current expectations regarding, among other things,

      o     success of management;
      o     transition in business focus;
      o     achievement of operational goals;
      o     current and new products and services;
      o     dependence on a small number of customers;
      o     ability to secure financing;
      o     merger and acquisition prospects;
      o     formation of strategic relationships;
      o     current and potential claims, actions and proceedings;
      o     research and development activities;
      o     regulatory submissions and approvals;
      o     financial condition, results of operations and cash flows; and
      o     similar operating matters.

However, many factors may cause actual results, performance or achievements to differ materially from those expressed in, or implied by, these forward-looking statements. Such factors include inaccurate assumptions and a broad variety of risks, uncertainties and contingencies, some of which are known and others of which are not. Some of the known risks, uncertainties and contingencies are discussed in "Part I, Item 1. Business - Factors and Risks that May Affect Future Results" elsewhere in this report and should be considered together with any forward-looking statement. No forward-looking statement is a guarantee of future results or events, and one should avoid placing undue reliance on such statements. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements made in this report or in our other reports filed with the SEC.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

Business

      Overview and Corporate History

Nesco Industries, Inc. (hereinafter referred to as "Nesco" or, together with its wholly owned subsidiaries, the "Company") is a Nevada corporation whose principal business is conducted through its wholly-owned subsidiaries, Hydrogel Design Systems, Inc. ("HDS") and, since January 2006, Foam Manufacturing, Inc. ("FMI"). HDS is engaged in the manufacturing, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel, which is used in various medical and cosmetic consumer products. FMI is engaged in the manufacture and sale of patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts for use in the cosmetic, medical, and household markets. The Company acquired the rights to produce the FMI products during October 2005, when it entered into an agreement which grants it the exclusive rights to manufacture and distribute these products in North America as described further in "Business of the Issuer" below. Between January 2006 and April 2006, FMI's activities consisted of start-up activities and in April 2006 FMI made its first shipment to a customer. The Company expects FMI's operations to constitute a significant portion of its revenues going forward and one customer is significant to FMI's revenues. Subsequent to April 30, 2006, for the two months ended June 30, 2006, FMI's sales to that one customer were approximately $128,000 (unaudited) out of a total two month consolidated sales of approximately $290,000 (unaudited).

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

On April 29, 2004, Nesco entered into a share exchange agreement with HDS, a Delaware privately held corporation, whereby HDS became a majority-owned subsidiary of Nesco and the holders of HDS common stock and debt acquired a majority interest of Nesco. This exchange (the "Share Exchange") was completed on May 25, 2004. The accounting for the transaction, commonly called a reverse acquisition, resulted in a recapitalization of HDS, which was treated as the accounting acquirer. The acquired assets and assumed liabilities of Nesco were carried forward at their historical values which approximated fair value (with the exception of deferred liabilities for which there was no legal continuing obligation, which were not recorded). HDS's historical financial statements were carried forward as those of the combined entity.

      Business of the Issuer

Through its HDS subsidiary, the Company develops, manufactures and markets high water content, electron beam cross-linked, aqueous polymer hydrogels used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. These gels are produced using unique proprietary manufacturing technologies which enable the Company to develop, manufacture and market electron beam cross-linked aqueous polymer sheet hydrogels, hereafter referred to as "gels". Through discussions with various customers of our products and through market research, to the best of management's knowledge and belief we are one of two known manufacturers in the world of these gels. The Company specializes in custom gels capitalizing on proprietary manufacturing technologies. These capabilities allow us to manufacture gels which meet the rigid specifications of our customers, a key requirement in gels used for delivery of active ingredients, the most rapidly growing component of the hydrogel industry.

On October 3, 2005, the Company, on behalf of a wholly-owned subsidiary to be formed, entered into a manufacturing agreement (the "Dicon Agreement") with an entity affiliated with a Director of the Company (H.H. Brown Shoe Technologies, Inc. doing business as Dicon Technologies, "Dicon"). The Agreement grants the Company the exclusive rights to manufacture patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts and to distribute, along with Dicon, these products in North America in consideration of a 7-10% royalty based on sales. The Agreement also provides for a supply agreement between the Company and Dicon. Products manufactured under this Agreement are being sold for use in cosmetic, medical, and household markets including the foot-care market under the brand name DRYZ, a registered trademark. In December 2005, Foam Manufacturing, Inc. ("FMI") was formed as a wholly-owned subsidiary of the Company to control this activity and in February 2006, FMI entered into a lease for a manufacturing facility. Approximately $650,000 of equipment has been purchased from Dicon in connection with the Agreement. FMI's activities have been funded by subsidiary senior secured notes that mature on July 31, 2006 and an equipment note with Dicon. See Notes 4, 6, 7 and 13 of the consolidated financial statements contained in Part 2, Item 7 of this report for additional information.

In acquiring the manufacturing rights under the Dicon Agreement we have acquired rights to produce products that are similar to our HDS products and that address many of the same markets, customers and end users as the HDS products. Furthermore, there are production similarities between the FMI manufacturing processes and the HDS manufacturing processes. We have located the FMI manufacturing facility within close proximity to the HDS manufacturing facility. Therefore, our strategy in acquiring the rights under the Dicon Agreement is to achieve production, management and marketing synergies with our HDS business.

Our HDS gels exhibit significant potential in the following high growth fields: topical therapeutics in moist wound/burn healing applications; in trans (systemic) and intradermal (non-systemic) delivery of prescription and non-prescription medications; cosmetic skin care; and components in medical diagnostics. FMI manufactures products derived from "Hydrophilic Urethane Chemistry." The hydrophilic system has two parts: a hydrophilic pre-polymer phase and a water phase. During the water phase we introduce various water soluble active ingredients into our products. Current ingredients incorporated into our proprietary process include: health additives, moisturizers, super absorbents, soaps, detergents, antibacterials, carbons, electrostatic dissipative agents, fragrances, and waxes.

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

Hydrophilic Urethane Foam comprises a prepolymer phase with a high concentration of water to form a plastic membrane that wicks and absorbs up to 160 times its weight. In the water phase, many ingredients can be incorporated in the foaming process. These ingredients become an integral part of the water based membrane and can be released over time by heat or pressure. The process lends itself to many industries such as apparel, sporting goods, athletic, medical, footwear, and cosmetic.

Many of the competitive products feature physical characteristics which are less desirable than those of the Company's gels and foams. These include aggressive skin bonding, chemical and form instability, lack of uniformity, low water content, odor and active receptivity issues.

The Company's products are manufactured using proprietary and non-proprietary mixing, coating, drying and cross-linking technologies. Together, these proprietary technologies enable us to produce gels and foams that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics - thickness, water content, adherence, absorption, vapor transmission, release rates - while maintaining product integrity. These manufacturing technologies allow the Company to participate in the development of FDA regulated medical devices. We are currently participating in other highly regulated, confidential projects. Management believes that the Company has sufficient capacity in its core assets to address the anticipated manufacturing demand for all current and planned projects.

In addition to our ability to specifically regulate the aforementioned physical characteristics of the gels and foams, we have the manufacturing technology to offer broad choices in selection of liners, allowing customers to create even tighter tolerances in vapor transmission and active ingredient release rates, while personalizing color and texture, characteristics critical in the cosmetic category.

      Products and Services

The Company manufactures and markets electron-beam cross-linked sheet gels, hydrophilic urethane foam and for use as wound/burn dressings with and without active ingredients, components in certain medical devices, transdermal and intradermal delivery of medication, and topical application of non-prescription drugs, other skin care treatments, cosmetics and other commercial products. We market our own brand of moist wound/burn dressings under the AQUAMATRIXTM brand name, and we are currently developing additional line extensions of this product. In addition, the gels and foams are prepared as components for products distributed by our customers under their brand names. In addition to manufacturing roll stock, the Company offers its customers converting services, which creates competitive advantage in pricing while expediting the production process. The Company also specializes in cutting sheet gels and roll stock foam to customers' specified shape, a converting process requiring technological expertise and pouching.

Hydrogels and hydrophilic urethane foam are now being marketed in the United States or abroad for many different applications:

      Moist Wound and Burn Dressings. Dressings made from hydrogels and/or foams have long been used for the treatment of wounds and burns. Clinical trials have demonstrated the benefits of moist wound healing versus traditional dressings. Some of these benefits include immediate anti-inflammatory effects, keeping the wound bed moist allowing for the freer cell flow and less scarring, increased absorption of exudate and accelerated healing. The current market for moist wound healing dressings is estimated to be in excess of $2 billion worldwide and growing at 10% per annum. In addition, "active wound healing" dressings, those with ingredients which further provide healing benefits, are estimated to generate global sales of over $600 million with annual growth of over 20%.

      Hydrogel and Foams as A Method of Drug Delivery. Patches are a relatively new method of delivering medication that has important advantages over other more traditional methods of drug delivery. As a system of drug delivery, hydrogel and/or foam patches are less intrusive, painless, can medicate for preplanned time periods, provide the potential for a release of medication more consistent with the body's own glandular activity, thereby avoiding dosage spikes and, or, digestive alteration, and minimize side effects apparent in more traditional delivery methodologies of injection or ingestion.

      Other Medical Applications. Hydrogel and foam patches are being used for transdermal applications such as: hormone replacement therapy and contraception; treatment of acne, shingles, diabetes and motion sickness; treatment of angina with nitroglycerin; treatment of smoking addiction using nicotine; and palliatives, i.e., pain relievers, such as lidocaine.

      Non-Prescription Therapeutic Applications. Hydrogel and foam patches are used in the medical community, and also directly marketed to consumers for the following uses: topical application of OTC drugs such as non-prescription acne treatments, pain relievers, and diet preparations; cough suppressants; treatment of warts, calluses and corns; pain relief.

      Cosmetic Applications. Hydrogel and foam patches and applications are being used to deliver cosmetics, such as skin care products to consumers and skin care providers for uses that include; moisturizers, face masks, cooling masks and applicators.

      Customers & Markets

      Moist Wound Healing. The Company markets products under its proprietary brand AQUAMATRIXTM as well as supplying products to developers and distributors of prescription and OTC wound healing products for redistribution to healthcare professionals and retailers. The benefits of the Company's hydrogel and foam wound healing products include reduced scarring and pain, greater speed of healing and increased absorption of exudate. The Company expects the markets for its wound healing products to continue to expand due to the growing recognition by professionals and consumers of the benefits of moist wound healing.

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

      We are actively involved in various development projects for use of hydrogels and foams in transdermal delivery of specific ingredients. We also sell our products to manufacturers and distributors of non-prescription medications.

      Cosmetics and Other Consumer Products. We currently manufacture hydrogels, hydrogel patches and foam products for some of the leading U.S. cosmetics companies, among others. These products include OTC skin care preparations and other products for cosmetic use.

      Direct Retailing. We are exploring various opportunities for the manufacture and distribution of OTC therapeutic, skin care and cosmetic products using hydrogel and foam products through such retailers as chain drug, food and mass merchandise stores under co-branding arrangements.

For the year ended April 30, 2006, the Company filled orders from approximately 16 different customers. Approximately 63% of the annual revenue is attributable to 4 of these customers which each had revenues in excess of 10% of our annual revenues individually with our largest customer accounting for approximately 23% of annual revenues.

      Technology & Manufacturing

Hydrogels and Hydrophilic Urethane Foams are manufactured using similar processes. Both are made by introducing a hydrophilic polymer (solid) into water, creating a feed mix. Active ingredients such as OTC medication, and skin care, wound healing or other materials can be added before or after cross-linking. Materials that do not survive the irradiation process or dehydration process are added after the cross-linking process is completed. Once the products have been mixed and cross-linked, or in the case of the foams dehydrated, they form sheets which can be delivered to customers or first cut and shaped according to customer specifications. Management believes that many of the processes described above are proprietary to the Company and provide significant competitive advantages.

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

We own and operate a Radiation Dynamics, Inc., ("RDI") Dynamitron IEA 1500-40 Industrial Electron Accelerator.

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

The RDI Dynamitron Industrial Electron Accelerator has been customized to handle the cross-linking of the type of materials the Company uses, but can also be used for several of the other potential uses such as coloring gemstones and treating wire, cable and tubing. Replacement cost of the RDI Accelerator and processing equipment is estimated to be in excess of $7 million. The delivery and installation process is time-consuming with replacement estimated to take
2.5 to 3 years. The Company's equipment has a useful life of approximately 20 years and provides annual production capacity in excess of 6,000 hours. The Company's current utilization is significantly less than capacity.

      Competition

The opportunity for aqueous polymer hydrogels is significant. Our proprietary competitive manufacturing advantages, along with the high barrier to entry (the substantial cost of acquiring an electron beam as compared to other cross-linking devices and the cost and extended time required for installing this beam) and current minimal level of competition for high performance gels, give us the opportunity to be dominant in the outlined focus application categories. Awareness of our product, low cost, speed to market, and unique manufacturing techniques, are advantages which will be conveyed to our customer base through a combination of consumer product entries, expansion within current OEM base, institutional reach programs, e.g. trade magazines, trade shows, and through senior management contacts. The opportunity for hydrophilic foams is also significant. Our competitive manufacturing capabilities along with our rights to certain patented foam based products gives us an opportunity to play an expanding role in the growing market for such products.

      Government Regulation

There is no required government regulation with respect to our hydrogel and foam related products at this time. While some applications of the hydrogels and foams fall under the jurisdiction of the FDA, we are not currently manufacturing any medical foams and the hydrogels are generally classified as Class I exempt devices and the majority of the hydrogel products that we manufacture are thereby exempt from the FDA filing of any regulatory submissions and/or pre-market notification requirements (this would include 510K, NDA and PMA submission). To the extent that any FDA regulatory submissions are required, we file these submissions and maintain all appropriate documentation. With respect to registering the manufacturing facility with the FDA under the Code of Federal Regulations, 21CFR820.1, Scope: Part A, it is stated that the regulation does not apply to manufacturers of component parts of finished devices. At the current time, hydrogels and foams are sold as component parts to various medical device/cosmetic manufacturers. If at any time in the future we manufacture products which would require such filings or registration, we will take the appropriate steps to comply.

      Sources and availability of raw materials; principal suppliers

Our principal suppliers for the two polymers that we primarily use in the manufacture of our hydrogels, polyethylene oxide and polyvinylprolidone are Dow Chemical and BASF, respectively. Although we have not experienced significant production delays attributable to supply changes, we believe that, for the polymers used to make our current hydrogels, alternative sources of supply would be difficult to develop over a short period of time. Because we have no direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary raw material or products, or to deliver them at prices that we find acceptable, we may be unable to redesign or adapt our technology to work without such raw materials or products or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs or quality control problems.

      Patents, Proprietary Rights and Trademarks

The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company also relies on trade secret protection for its confidential and proprietary information.

The Company holds no issued patents related to the hydrogel products, but has several patents pending and holds a registered trademark on AQUAMATRIXTM which is used on its hydrogels. Under our agreement with Dicon Technologies, Inc. we obtained the right to manufacture and market foam products under U.S. Patent No. 5,976,616 - Polyurethane Foam Materials With Skin Conditioning Additives, U.S. Patent No. 6,566,576 B1 - Hydrocolloid Foam Medical Dressings and Method Of Making The Same, U.S. Patent No. 6,706,775 - Polyurethane Foam Products with Controlled release of Agents and Additives, as well as certain other patent applications and patents pending.

      Employees

As of July 7, 2006 the Company had nine employees, two in administration and seven in manufacturing and quality control. Additionally, the Company has utilized the services of temporary factory workers in the operations of its FMI subsidiary. Approximately 10 such workers were utilized as of July 7, 2006 and plans are being implemented to either hire a full time workforce for FMI including potentially some of these temporary resources.

We believe we have good relations with our employees and other human resources, and have never incurred a significant work stoppage due to any strike or protest by our employees.

      May 25, 2004 Share Exchange

On April 29, 2004, Nesco Industries, Inc. (for purposes of this discussion of the May 25, 2004 Share Exchange, "OLDCO") entered into a share exchange agreement with Hydrogel Design Systems, Inc. ("HDS"), a Delaware privately held corporation, whereby HDS became a majority-owned subsidiary of OLDCO and the holders of HDS common stock and debt acquired a majority interest of OLDCO. This exchange (the "Share Exchange") was completed on May 25, 2004. The accounting for the transaction, commonly called a reverse acquisition, resulted in a recapitalization of HDS, which was treated as the accounting acquirer. The acquired assets and assumed liabilities of OLDCO were carried forward at their historical values which approximated fair value (with the exception of deferred liabilities for which there was no legal continuing obligation, which were not recorded). HDS's historical financial statements were carried forward as those of the combined entity (referred to in this discussion of Share Exchange, as "Nesco"). HDS is engaged in the manufacture, marketing, selling and distribution of aqueous polymer-based radiation ionized gels ("gels" or "hydrogels") used in various medical and cosmetic consumer products.

Nesco had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, Nesco does not have the required number of authorized shares of common stock to complete the exchange on this basis. As such, it agreed to issue shares of its newly designated Series B Convertible Preferred Stock ("Series B Preferred Stock") instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which Nesco is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into 750 shares of Nesco common stock. Such amendment requires action by, or notification to, shareholders. Such notification has been reflected in a preliminary information statement filed with the Securities and Exchange Commission ("SEC") on November 16, 2004. The information statement cannot be completed until an amended information statement is filed and reviewed by the SEC. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

As part of this transaction, OLDCO conditionally transferred its three wholly-owned subsidiaries, NAC, IAP and NACE under the terms of a stock purchase and assumption agreement to a newly formed corporation, NAC Calabria Acquisition Corporation, controlled by Ronald Kuzon, who had been an interim officer and consultant of OLDCO. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify Nesco against any claims and, in exchange therefore, received 3,000,000 shares of common stock of OLDCO and certain related registration rights. As additional consideration for the indemnification by the transferee, Nesco agreed that if the transferee cannot in good faith resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such. On May 25, 2005, the Company agreed to extend the put right granted to the transferee until May 25, 2006 subject to the condition that the right may not be exercised until after January 1, 2006. The repurchase of the 2,400,000 common shares, which are subject to redemption by the transferee, are included in current liabilities at an aggregate of $330,000, the maximum amount the Company would be required to pay in the event of a redemption. On May 25, 2006, this put right expired unexercised according to its terms.

In addition to the transfer of its subsidiaries, OLDCO was required to convert its outstanding shareholder debt to equity. On May 11, 2004, prior to the date of the closing, the holders of this debt in the aggregate principal amount of $952,501 agreed to exchange the debt for an aggregate of 20,000 shares of OLDCO's Series B Preferred Stock which is convertible into 15,000,000 shares of Nesco's common stock. OLDCO was also required to obtain the consent to cancel an aggregate of 602,500 special warrants prior to the closing. Certain holders of these special warrants were granted shares of Nesco's common stock in the exchange as part of the common advisor shares issued. OLDCO's Series A Preferred shareholders also agreed, that upon completion of the Share Exchange, they would convert their shares to Nesco common stock and that Nesco would have no further obligations in respect to these preferred shares including payment of any prior preferred share dividends. In addition, OLDCO was required to have net cash of approximately $350,000 at the closing of the transaction as part of the terms of the agreement. OLDCO provided approximately $208,500 as a bridge loan to HDS prior to April 30, 2004. The bridge loan was applied to the net cash obligation of OLDCO, which was satisfied at the closing.

On May 25, 2004, HDS common shareholders exchanged 3,240,593 shares of stock for 38,887 shares of Nesco Series B Preferred Stock which will be converted into 29,165,250 shares of Nesco common stock (a ratio of approximately 9 Nesco shares for 1 share of HDS stock). The HDS preferred shareholders exchanged 295,853 shares of stock for 14,201 shares of Nesco Series B Preferred Stock which will be converted into 10,650,750 shares of Nesco common stock (a ratio of approximately 36 Nesco shares for 1 share of HDS stock). Approximately 97% of the common and 90% of the preferred shareholders have exchanged their shares as of April 30, 2006 which has resulted in approximately 54.1% of Nesco's voting securities outstanding at the time of the exchange being owned by HDS stockholders. Assuming that the remaining shareholders exchange their shares, this will result in 55.3% of Nesco's voting securities outstanding at the time of the exchange being owned by HDS stockholders. Upon completion of this exchange, HDS common shareholders will exchange a total of 4,452,806 shares of stock for 53,434 shares of Nesco's Series B Preferred Stock, which will be converted into 40,075,167 shares of Nesco's common stock (a ratio of approximately 9 Nesco shares for 1 share of HDS stock). The HDS preferred shareholders will exchange a total of 522,487 shares of stock for 25,079 shares of Nesco Series B Preferred Stock which will be converted into 18,809,574 shares of Nesco common stock (a ratio of approximately 36 Nesco shares for 1 share of HDS stock). The HDS stockholders, upon completion of the exchange of shares, will receive an aggregate of 58,884,741 common shares or 55.3% of the total shares outstanding at the time of the exchange which aggregated 106,386,847 equivalent common shares on May 25, 2004.

Concurrent with the exchange, OLDCO Series A Preferred shareholders agreed to exchange 512,500 shares of stock for an aggregate of 20,500 shares of Nesco Series B Preferred Stock, which will be converted into 15,375,000 shares of Nesco common stock (a ratio of approximately 30 Nesco common shares for 1 share of Series A preferred stock). As of April 30, 2006, 445,500 shares of Series A Preferred shares have been exchanged for 17,820 shares of Series B Preferred shares.

Nesco also issued an aggregate of 6,500,000 common shares to advisors for services rendered in connection with the Share Exchange. Approximately 2,900,000 of these shares were issued to the parties who agreed to cancel their special warrants.

Prior to the transaction, OLDCO had 7,627,105 common shares outstanding. After giving effect to the transactions above and after such time that Nesco increases the number of common shares it is authorized to issue, Nesco will have approximately 106,387,000 shares of common stock outstanding as of the exchange date.

In addition to the exchange of shares, all outstanding options/warrants of HDS were exchanged for Nesco options/warrants based on the same ratios as the stock exchange. An aggregate of 525,834 options and warrants for the purchase of HDS common stock were exchanged for an aggregate of 4,732,500 options and warrants for the purchase of common stock of Nesco (a ratio of 9 Nesco common shares for 1 share of HDS common stock). An aggregate of 545,120 options and warrants for the purchase of HDS preferred stock were exchanged for an aggregate of 19,624,320 options and warrants for the purchase of common stock of Nesco (a ratio of 36 Nesco common shares for 1 share of HDS preferred stock). This resulted in the issuance of approximately 24,357,000 options/warrants. The HDS debt holders were also granted, in consideration of an extension of term debt, a warrant to acquire one share of Nesco common stock for each dollar of HDS debt, for an aggregate of the issuance of 2,736,212 warrants. The total HDS term debt of $2,736,212 was also exchanged for Nesco convertible debt and the holders may convert this debt to approximately 28,551,000 shares of Nesco common stock.

Prior to the transaction, OLDCO had approximately 4,212,500 options and warrants outstanding. After giving effect to the transactions above, Nesco had approximately 30,703,000 options and warrants outstanding and debt convertible into approximately 28,551,000 common shares as a result of the Share Exchange.

July 2004 Securities Purchase Agreement

On July 1, 2004, the Company entered into a securities purchase agreement under the terms of an investment banking agreement with Sloan Securities Corp. with third parties pursuant to which Nesco would issue 8% senior convertible notes, which are convertible to common stock at $0.15 per share to investors. Each note is issued with a five-year warrant to purchase a number of shares of the Company's common stock equal to 100% of the number of shares of the Company's common stock issuable at $0.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. As a result of the agreement, which terminated on September 30, 2004, the Company received $2,295,000 in gross proceeds which may be converted into an aggregate of 15,300,000 common shares and issued warrants to purchase 15,300,000 shares. The notes matured on December 1, 2005, were not paid and are currently in default. At April 30, 2006, none of these debentures have been converted. We relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in issuing the notes and warrants without registration under the Act.

In connection with these notes and a related registration rights agreement, the Company was required to file a registration statement to register the common stock issuable upon the conversion of the notes and exercise of the warrants no later than November 27, 2004, 60 days after the completion of the offering. The Company did not file the required registration statement until January 27, 2005 and damages in the amount of approximately $92,000 (2% per month of the aggregate purchase price) were required to be paid in cash under the terms of the agreement. The holders of the notes agreed to accept this payment in the aggregate of approximately $92,000 in common stock (556,875 shares) of the Company. The fair value of the shares due has been charged to operations and this expense is included in current liabilities as these shares have not been issued as of April 30, 2006. In addition, the Company was required to have the registration statement declared effective no later than June 27, 2005. The Company withdrew the related registration statement in November 2005. As the registration statement has not been declared effective, penalties in the amount of 2% per month of the aggregate purchase price are required to be paid in cash under the terms of the agreement. Interest accrues on the unpaid penalties at the rate of 18% per annum for each month that they are unpaid. Penalties and interest of approximately $548,000 have been charged to operations for the year ended April 30, 2006 and such penalties continue to accrue at 2% per month plus 18% interest subsequent to April 30, 2006.

The Company has had discussions with the representative of the debt holders regarding a possible rescheduling or other restructuring of this debt as well as the penalties and interest. See Note 7 to consolidated financial statements in
Part II, Item 7 of this report for additional information.

August 2004 Standby Equity Distribution Agreement

On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an investment firm covering the proposed purchase up to $10,000,000 of the Company's common stock subject to a registration statement covering the shares being declared effective by the SEC and other matters. On January 27, 2005, a preliminary registration statement was filed with the SEC which registration statement was subsequently withdrawn on November 4, 2005. As such, no shares to have been, or will be, sold under this agreement. See also, Note 8 to consolidated financial statements in Part II,
Item 7 of this report for additional details.

      Factors and Risks That May Affect Future Results

You should carefully consider the factors described below, among others, and other information contained in this report before deciding whether to invest in shares or obligations of our Company. Any investment in shares or obligations of our Company involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. As a result of any of the following risks, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. Please refer to "Forward-Looking Statements" included elsewhere in this report.

Financial Risks

At April 30, 2006, over $7,133,000 of our debt obligations are in default, and another $489,000 of our debt obligations are coming due on July 31, 2006, and we do not have the ability to repay them. These amounts are growing by interest and penalties which accrue each month.

Convertible debentures aggregating $6,424,000 at April 30, 2006 (including $3,013,000 of which is secured by the assets of the Company) became due in December 2005 and were not paid. Additionally approximately $489,000 of subsidiary senior secured notes payable and interest at April 30, 2006 is due, as amended, on July 31, 2006. The Company does not have the funds to pay these obligations. To date the creditors have not taken any action to foreclose on the security for such indebtedness, however, the Company has not negotiated a forbearance or other agreement to restructure or reschedule this debt.

We have a limited operating history; anticipation of continued losses.

We have achieved only limited revenues to date and there is no assurance that we will be able to generate substantial revenues or be profitable in the future. We have incurred net losses since inception, including net losses of $4,399,000 and $8,597,000 for the years ended April 30, 2006 and 2005, respectively. We expect to continue to incur significant losses on a quarterly basis at least through 2006. As of April 30, 2006, we had an accumulated deficit of approximately $23,681,000 and a working capital deficiency of approximately $10,214,000. We can offer no assurance that we will achieve revenue growth or profitability.

At April 30, 2006, the Company owes related parties over $312,000 for unpaid rent for more than one year including rent on facilities that are critical to our business.

In order to preserve cash, the Company has ceased paying all rent related to HDS's principal manufacturing facility and its headquarters office. Such rent is payable to a related party. Should such related party demand that our delinquent or current rents be paid, we would be unable to do so and could face the loss of these facilities. In the instance of the manufacturing facility, such loss, should it occur, could have a devastating effect on the ability to continue the HDS operations.

Our financial condition raises substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue operations due to our inability to raise sufficient funds to maintain current and proposed operations.

Risks Related to our Business

We are dependent on proprietary know-how. We hold limited patents.

Competitors may develop or market technologies that are more effective or more commercially attractive than ours. Our manufacturing know-how as to mixing, coating and cross-linking can be duplicated even if it is difficult to do so. There is no assurance that, should we apply for intellectual property protection, we would be able to obtain such protection. Despite our efforts to protect proprietary rights, there is no assurance that such protections may not preclude competitors from developing and/or marketing similar products. While we are not aware of any third party intellectual property that would materially affect our business, our failure or inability to obtain patents and protect our proprietary information could result in our business being adversely affected.

We are dependent on the services of key personnel the loss of which would have a material adverse effect on us.

The operations and future success of our company depends upon the efforts of our key employees. Because of the specialized nature of our business, we are dependent on our ability to attract and retain qualified personnel. We have no key man insurance for any of our employees. We face competition for personnel from other companies with greater resources than we have. There can be no assurance that we will be successful in hiring or retaining qualified personnel, and our failure to do so could have a material adverse effect on our business and financial condition.

We have only recently begun to produce and sell products under the Dicon Agreement and the production for those products is still in the start-up phase.

In April 2006, we made our first shipment under the October 2005 Dicon Agreement. The production of items contemplated by the Dicon Agreement involves new equipment, facility, processes, human resources and products. As such, this activity has many elements of a start-up operation which has risks and uncertainties which are often unknown until first experienced.

We are dependant on significant customers including recently, Dicon

During the fiscal year ended April 30, 2006, more than 60% of our revenues were from only four customers. Further, since starting up production under the Dicon Agreement, Dicon has become a significant customer, constituting over 41% of our revenues in May and June 2006. The loss of any significant customer would have a significantly negative effect on our operations.

We are dependent on outside suppliers for raw materials.

Our products are manufactured using proprietary polymers that we obtain from outside suppliers. It is possible that the outside suppliers may be unable to meet our demands or may be unable to supply us with the materials necessary for us to manufacture our products.

Risks Related to Our Industry

We are subject to governmental regulations

Inherent in the development of new medical products is the potential for delay in that product testing, including clinical evaluation, is required before most products can be used with humans. The manufacture, marketing, labeling, record-keeping, claims and advertising of medical devices as well as prescription drugs, non-prescription drugs that claims to have certain therapeutic properties, and cosmetics are subject to regulation by the Food & Drug Administration (the "FDA") and the Federal Trade Commission (the "FTC"). We are also subject to state regulation on electron beam radiation services and facilities. The expansion of our business into the manufacture and distribution of products for consumer use will subject us to additional governmental regulation. While Hydrogel patches are classified as Class I exempt devices by the FDA, there can be no assurances that the FDA will not seek to regulate this product in the future. Such action by the FDA could have a material adverse effect on our prospects as such approval requires a number of years, costly and time-consuming tests and other procedures. Our products are subject to obsolescence; competition in the medical products field is intense and we represent a very small presence.

The field of medical and health products is characterized by rapid and significant changes. We can give no assurance that any existing or future product of ours will be competitive and will not become obsolete in light of future technological developments. Most of our competitors have far greater financial, research, marketing and distribution resources and more established channels of distribution than we do. In addition, many of our current and potential competitors offer greater variety of products and services and can therefore offer discounts and other incentive programs unavailable to us at this time.

Our failure to meet the prices offered by competitors, or to be unable to meet production demands for our products could have material adverse effect on our business, financial condition or results of operations. The relative speed with which we can introduce products and expand our distribution are also a competitive factor. Additionally, many of our customers have financial ability to establish in-house manufacturing capabilities similar to ours.

Our products risk exposure to product liability claims.

If successful in developing testing and commercializing our products, we will be exposed to potential product liability risks, which are inherent in the testing, manufacturing and marketing of topical therapeutic and skin care products. It is likely we will be contractually obligated, under any license agreements we enter into to indemnify the individuals and/or entities to whom we have licensed the technology against claims relating to the manufacture and sale of products sold by licensees. This indemnification liability, as well as direct liability to consumers for any defects in the products sold, could expose us to substantial risks and losses. We have obtained $1,000,000 of product liability insurance; however, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities.

Other Risks

Recent trading in our stock has been limited, so investors may not be able to sell as much stock as they want at prevailing market prices.

Recent trading volume has been limited. If limited trading in our stock continues, it may be difficult for shareholders to sell their shares in the public market at any given time at prevailing prices.

Future sales of shares of our common stock, including sales of shares which are required to be registered but have not been registered, may negatively affect our stock price.

As a result of our recent private offering, upon conversion of 8% debentures and exercise of warrants, the investors will or have been issued approximately 30,600,006 shares of our common stock. In the future, we may issue additional options, warrants, or other derivative securities convertible into our common stock. Sales of substantial amounts of our common stock, or even the potential for such sales, would lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Our common stock may be affected by limited trading volume and may fluctuate significantly which may affect the value of our shares of common stock

There is a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. Our common stock is deemed to be "Penny Stock" which may make it more difficult for investors to sell their shares.

Because we may be subject to the "penny stock" rules, the level of trading activity in our stock may be reduced. Broker-dealer practices in connection with transactions in "penny stocks' are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases manufacturing facilities for approximately 16,500 square feet in Langhorne, PA and for approximately 28,000 square feet of space in Trenton, New Jersey under long term leases that are described below. Additionally, the Company leases under 1,000 square feet of office space in New York, NY under a month-to-month lease. The leases for space in Langhorne and New York are with related parties. The related parties have not been paid rent for more than one year on either facility. As such, these related parties are owed an aggregate of approximately $360,000 at June 30, 2006, most of which is related to the Langhorne facility.

In February 2006, the Company entered into a lease for an approximately 28,000 square foot manufacturing facility in Trenton, New Jersey. The lease calls for annual rentals ranging from $159,600 in the initial year to $194,600 in the year ending in 2012. In addition to rent, the Company is obligated to pay all costs of occupying the building including utilities, taxes and maintenance. In addition, additional rent may be charged for facility improvements.

On January 25, 2002, the Company entered into a lease for a manufacturing facility in Langhorne, Pennsylvania that was purchased by an entity owned by a related party, which provides for minimum monthly rental payments of $11,687 and expires in 2012. The rent increases by 5% every two years for the duration of the lease. On September 30, 2002, in consideration for extension of certain debt due to the related party, the rent increase of 5% effective February 1, 2004 was increased by an additional 10%. The rent increases subsequent to that date, every two years, remain at 5% of the prior period amount inclusive of the 10% additional one-time increase.

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

On October 1, 1998, Nesco entered into a ten-year lease in New York, NY through September 30, 2008 for rental of office facilities. The lease provides for annual rent of $178,710 and escalations for scheduled rent increases and for Nesco's proportionate share of increases in real estate taxes and maintenance costs. On March 4, 2000, Nesco entered into a sublease agreement for the October 1998 lease with a company in which a major shareholder is a stockholder of Nesco. The sublease expires on September 30, 2008. The sublease rent is being paid directly to the landlord by the sublease tenant.

We believe our offices and other facilities are adequate for our current needs. Our non-payment of rent on the manufacturing facility in Langhorne represents a risk to our business as there is no assurance that the related party will continue to permit us to use that facility without payment of current and/or past amounts due.

ITEM 3. LEGAL PROCEEDINGS

Except for the claims against former subsidiaries of Nesco, the Company and its subsidiaries were not involved in any other material legal proceedings during the year ended April 30, 2006.

The NAC entities, formerly subsidiaries of Nesco, are subject to a number of claims and alleged violations. Pursuant to the stock purchase and assumption agreement dated as of April 29, 2004, and completed as part of the terms of the Share Exchange with HDS on May 25, 2004, between Nesco and NAC Calabria Acquisition Corporation (the "Purchaser"), the Purchaser became responsible for all liabilities of our previous business conducted by the NAC Entities.

On June 8, 2006, a complaint was filed against the Company in the Court of Common Pleas of Philadelphia County, Pennsylvania seeking recovery of $71,663.52 of legal fees, plus interest and other costs, alleged to be owed since 1999. The Company believes that this litigation is similarly covered by the indemnification of claims as part of the Share Exchange completed on May 25, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of our fiscal year ended April 30, 2004, pursuant to Nevada Revised Statutes which permits holders of a majority of the voting power to take stockholder action by written consent, the Company requested consent to the Share Exchange regarding HDS, obtained the required majority consent and entered into the Share Exchange. In accordance with the terms of the share exchange agreement we are in the process of preparing an Information Statement to be mailed to all securities holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

Market Information

Since September 2005 our common stock has been quoted on an inter-dealer quotation system published by the Pink Sheets LLC. From April 1998 until September 2005, our common stock, par value $0.001 ("Common Stock"), has been quoted on the Electronic Bulletin Board operated by the National Association of Securities Dealers (OTCBB: NESK), except for the period between January 2000 and March 2002 and the period subsequent to March 2006 when our Common Stock was quoted on an inter-dealer quotation system published by the Pink Sheets LLC.

The following table sets forth the high and low closing bid prices per fiscal quarter quoted for our Common Stock in the last two fiscal years on the OTCBB and subsequent to March 2006 the Pink Sheets LLC according to publicly available information:

                                                              Closing Bid
                                                          High            Low
                                                          ----            ---
Year ended April 30, 2006
  Fourth Quarter (ended 4/30/06)                        $   0.03       $   0.01
  Third Quarter (ended 1/31/06)                         $   0.10       $   0.01
  Second Quarter (ended 10/31/05)                       $   0.25       $   0.02
  First Quarter (ended 7/31/05)                         $   0.25       $   0.08

Year ended April 30, 2005
  Fourth Quarter (ended 4/30/05)                        $   0.35       $   0.10
  Third Quarter (ended 1/31/05)                         $   0.33       $   0.10
  Second Quarter (ended 10/31/04)                       $   0.30       $   0.17
  First Quarter (ended 7/31/04)                         $   0.25       $   0.15

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Actual trading in our shares has been very sporadic.

Holders

As of July 7, 2006, there were 88 record holders of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that future earnings, if any, will be retained to support our business. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Recent Sales and Issuance of Unregistered Securities

In the past three fiscal years we have issued the following unregistered restricted securities in reliance on the exemptions provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act as transactions not involving public offerings.

o Between December 20, 2005 and June 23, 2006, the Company raised approximately $805,000 by issuing 11% per annum subsidiary senior secured notes of FMI pursuant to a note purchase agreement as amended and restated on February 1, 2006. Such subsidiary senior secured notes are secured by all the assets of FMI and, as amended in May 2006, are due on the earlier of July 31, 2006 or the completion of a financing of at least $500,000. The notes were issued to directors and other related parties, an affiliate as well third parties. $100,000 of the amounts borrowed from the initial investor in the senior secured notes may be converted into new instruments upon the completion of a proposed financing.

o In December 2005, the Company issued 368 shares of its Series B preferred stock, convertible into 276,000 shares of the Company's common stock, in settlement of certain fees due to a consultant for approximately $47,000.

o In June 2005, the Company issued 618,815 shares of its common stock to investors in its $2,295,000 private placement of senior secured convertible debt, described below, as payment of accrued interest of approximately $93,000.

o On May 25, 2004, the Company entered into a one-year advisory services agreement with Marlin Financial Group, Inc. which provided for the issuance of 681,667 shares of common stock and a minimum monthly consulting fee of $6,250 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the shares ($102,250 based on the market price of $0.15 on the date of the agreement) was charged to operations in the fiscal year ended April 30, 2004. On December 17, 2004, the Company terminated the agreement which was cancelable by either party after six months. On January 5, 2005, the Company issued an aggregate of
      908.89 shares of Series B Preferred shares (convertible into 681,667 common shares) as per the agreement.

o In March 2004, Mr. Ronald Kuzon, an interim officer and consultant exercised 1,000,000 warrants for $0.05 in a cashless exercise. An aggregate of 857,142 shares were delivered as the excess of the fair value $(0.35) of the stock purchased over the exercise price was used to pay for the shares in the aggregate of 142,858 shares.

o In May 2004, as a condition to the share exchange, OLDCO transferred its wholly owned subsidiaries, NAC, IAP and NACS to a corporation controlled by Ronald Kuzon, a former interim officer and consultant to the Company. In consideration for an indemnification undertaking, the transferee received 3,000,000 of Nesco common stock. We also issued an aggregate of 6,500,000 of our common shares to an advisor, a limited liability company owned by an affiliate of Ronald Kuzon, for services in connection with the Share Exchange. This advisor, under related contractual obligations, assigned an aggregate of 5,000,000 of these common shares to third parties. On May 25, 2004, we entered into a two year consulting agreement with an affiliate of Ronald Kuzon which provided for the issuance of 2,000,000 of our common shares and a minimum monthly consulting fee of $7,500. We also issued, to two officers of HDS, in exchange for outstanding notes and accrued payroll, convertible 8% debentures convertible at $0.15 per share in the aggregate principal amounts of approximately $365,000 to Mr. Matthew Harriton and approximately $439,000 to Mr. Geoffrey Donaldson, and a like number of warrants (approximately 803,000). The HDS other debt holders were also granted, in consideration of an extension of term debt, a warrant to acquire one share of Nesco common stock for each dollar of HDS debt, for an aggregate of the issuance of 2,736,212 warrants. The total HDS term debt of $2,736,212 was also exchanged for Nesco convertible debt and the holders may convert this debt to approximately 28,551,000 shares of Nesco common stock, based on the same ratios as the share exchange agreement.

      In May 2004, as a condition to the share exchange, OLDCO was also required to convert its outstanding shareholder debt to equity. On May 11, 2004, prior to the date of the closing, the holders of this debt in the aggregate principal amount of $952,501 agreed to exchange the debt for an aggregate of 20,000 shares of OLDCO's Series B Preferred Stock which is convertible into 15,000,000 shares of Nesco's common stock.

o On July 1, 2004, the Company entered into an investment banking agreement with Sloan Securities Corp. for the sale of up to $3,000,000 principal amount of the Company's 8% senior convertible notes due December 1, 2005, with interest payable on December 1 and June 1 semi-annually, either in cash or common stock, and convertible into common stock at $0.15 per share or an aggregate of 15,300,000 common shares. Each note was issued with a five-year warrant to purchase shares of the Company's common stock at $0.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. As a result of the agreement, which terminated on September 30, 2004, the Company received $2,295,000 in gross proceeds in connection with this agreement and issued warrants to purchase 15,300,000 shares. Under the terms of the private placement the Company has agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants. On December 1, 2004, the Company issued 390,305 shares of common stock as payment for interest due on the notes. On June 1, 2005, the Company issued 618,815 shares of common stock as payment for interest due on the notes. We relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in issuing the Notes and Warrants without registration under the Act.

      In connection with this agreement, the Company issued the broker warrants to acquire 5,052,600 shares of NEWCO common stock at an exercise price of $0.15 per share.

o On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an investment firm. Under the terms of the agreement, the investment firm was to purchase up to $10,000,000 of the Company's common stock, and to receive a 5% commission per transaction, subject to a registration statement covering the shares being declared effective by the SEC. Such registration statement was withdrawn in November 2005 and no securities were issued to, and no proceeds were received from, investors under this agreement. As consideration for entering into the Standby Equity Distribution Agreement, we granted Cornell Capital Partners, LP 3,266.66 shares of Series B Preferred Stock (convertible into 2,450,000 common shares) and paid a $70,000 cash consulting fee. In addition, we granted the placement agent
      66.66 shares of Series B Preferred shares (convertible into 50,000 common shares). Such costs were expensed in the year ended April 30, 2005.

o In June 2002, Nesco issued 512,500 shares of our 10% Series A Convertible Preferred Stock ("Preferred Stock") in connection with the initial closing of a private placement of a minimum of 500,000 and a maximum of 1,000,000 shares of Preferred Stock to accredited investors at $2.00 per share. Each share of Preferred Stock was convertible into four shares of Common Stock at a conversion price of $0.50 per share. KSH Investment Group, Inc. served as placement agent and received, among other things, a cash commission equal to 7.5% of the aggregate purchase price of the shares sold, a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the shares sold, and warrants to purchase 402,500 shares of Common Stock as commissions in connection with the June 2002 private placement. Under the terms of the private placement, we had agreed to undertake to register the Common Stock issuable upon the conversion of the Preferred Stock sold and the Common Stock issuable upon the exercise of warrants issued to the placement agent. These warrants were cancelled in connection with the Share Exchange with HDS. Concurrent with the Share Exchange, OLDCO Series A Preferred shareholders agreed to exchange these 512,500 shares of stock for an aggregate of 20,500 shares of Nesco Series B Preferred, which will be converted into 15,375,000 shares of Nesco common stock (a ratio of approximately 30 Nesco common shares for 1 share of Series A preferred stock). As of April 30, 2006, 445,500 shares of Series A Preferred shares have been exchanged for 17,820 shares of Series B Preferred shares.

As described elsewhere, in connection with the share exchange agreement with HDS, additional Series B Preferred securities have been issued as a result of the exchange agreement.

Repurchases of Equity Securities

N/A

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview, Background and History; Share Exchange Agreement

Nesco Industries, Inc. (hereinafter referred to as "Nesco" or, together with its wholly-owned subsidiaries, the "Company") is a Nevada corporation whose principal business is conducted through its wholly-owned subsidiaries, Hydrogel Design Systems, Inc. ("HDS") and, since January 2006, Foam Manufacturing, Inc. ("FMI"). HDS is engaged in the manufacturing, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel, which is used in various medical and cosmetic consumer products. FMI is engaged in the manufacture and sale of patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts for use in the cosmetic, medical, and household markets. The Company acquired the rights to produce the FMI products during October 2005, when it entered into an agreement which grants it the exclusive rights to manufacture and distribute these products in North America as described further in Part I, Item 1, "Business of the Issuer". Between January 2006 and April 2006, FMI's activities consisted of start-up activities and in April 2006 FMI made its first shipment to a customer. The Company expects FMI's operations to constitute a significant portion of its revenues going forward and FMI has a significant customer. Subsequent to April 30, 2006, for the two months ended June 30, 2006, FMI's sales to that one customer were approximately $160,000 out of a total two month sales of approximately $280,000 (unaudited).

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

On April 29, 2004, Nesco entered into a share exchange agreement with HDS, a Delaware privately held corporation, whereby HDS became a majority-owned subsidiary of Nesco and the holders of HDS common stock and debt acquired a majority interest of Nesco. This exchange (the "Share Exchange") was completed on May 25, 2004. The accounting for the transaction, commonly called a reverse acquisition, resulted in a recapitalization of HDS, which was treated as the accounting acquirer. The acquired assets and assumed liabilities of Nesco were carried forward at their historical values which approximated fair value (with the exception of deferred liabilities for which there was no legal continuing obligation, which were not recorded). HDS's historical financial statements were carried forward as those of the combined entity.

The Company had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the Share Exchange. However, the Company did not have the required number of authorized shares of common stock to complete the exchange on this basis. As such, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of common stock. On November 16, 2004 the Company filed a preliminary information statement with the SEC. Various comment letters have been exchanged with the SEC. The information statement can be completed after the filing of an amended information statement and review by the SEC. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

As of April 30, 2006, approximately 97% of the HDS common and 90% of the HDS preferred shareholders have exchanged their shares, which has resulted in approximately 54.1% of the Company's voting securities outstanding at the time of the exchange owned by HDS stockholders. When the remaining HDS shareholders exchange their shares, 55.3% of the Company's voting securities outstanding at the time of the exchange would be owned by HDS stockholders. Upon completion of this exchange, HDS common shareholders will exchange a total of 4,452,806 shares of stock for 53,434 shares of the Company's Series B Preferred Stock, which will be converted into 40,075,167 shares of the Company's common stock (a ratio of approximately 9 shares of the Company's common stock for 1 share of HDS stock). The HDS preferred shareholders will exchange a total of 522,487 shares of stock for 25,079 shares of the Company's Series B Preferred Stock which will be converted into 18,809,574 shares of the Company's common stock (a ratio of approximately 36 shares of the Company's common stock for 1 share of HDS stock). The HDS stockholders, upon completion of the exchange of shares, will receive an aggregate of 58,884,741 common shares or 55.3% of the total shares outstanding at the time of the exchange which aggregated 106,386,847 equivalent common shares on May 25, 2004, the exchange date.

Concurrent with the exchange, Nesco Series A Preferred shareholders agreed to exchange 512,500 shares of stock for an aggregate of 20,500 shares of the Company's Series B Preferred Stock, which will be converted into 15,375,000 shares of the Company's common stock (a ratio of approximately 30 common shares for 1 share of Series A preferred stock). As of April 30, 2006, 445,500 shares of Series A Preferred shares have been exchanged for 17,820 shares of Series B Preferred shares. The Company anticipates that the majority of the remaining Series A shareholders will exchange their shares in the near future.

As part of this transaction, Nesco conditionally transferred its three wholly-owned subsidiaries, NAC, IAP and NACE, to a consultant and interim officer of Nesco who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify the Company against any claims and, in exchange therefore, received 3,000,000 shares of common stock of the Company and certain related registration rights. As additional consideration for the indemnification by the transferee, the Company agreed that if the transferee cannot in good faith resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such. On May 25, 2005, the Company agreed to extend the put right granted to the transferee until May 25, 2006 subject to the condition that the right may not be exercised until after January 1, 2006. The repurchase of the 2,400,000 common shares, which are subject to redemption by the transferee, are included in current liabilities at an aggregate of $330,000, the maximum amount the Company would be required to pay in the event of redemption. Such put right expired on May 26, 2006.

The accompanying consolidated financial statements of the Company reflect the historical results of the predecessor entity, HDS, prior to May 25, 2004 and the consolidated results of operations of the Company subsequent to the acquisition date of May 25, 2004.

Results of Operations

Results of operations for the year ended April 30, 2006 reflect the following changes from the prior period:

                                             April 30,
                                             ---------
                                        2006            2005           Change
                                        ----            ----           ------
Sales                               $ 1,001,000     $   738,000     $   263,000
Gross (loss)                           (140,000)       (190,000)         50,000
Stock compensation charge                67,000       3,011,000      (2,944,000)
Amortization and other                        0         136,000        (136,000)
Other operating expenses              1,114,000       1,393,000        (279,000)
Loss from operations                 (1,321,000)     (4,730,000)     (3,409,000)
Other expense                        (3,078,000)     (3,867,000)       (789,000)
Net loss                            $(4,399,000)    $(8,597,000)    $(4,198,000)

Revenues increased by approximately 36% due to the stage of development of revenue projects in the year ended April 30, 2006 vs. 2005. Customer mix was also a factor as four customers accounted for approximately 63% of the higher revenues in the fiscal year ended April 30, 2006 vs. two customers accounting for approximately 62% of revenues in the fiscal year ended April 30, 2005. The most significant customer in the year ended April 30, 2005 reduced its purchases in the current fiscal year by approximately 50% and that decrease was more than replaced with other customer business. FMI products represented only approximately $26,000 of consolidated revenues as shipments did not begin until the last week in April 2006.

The decrease in gross (loss) of approximately $50,000 reflects two factors; (1) approximately $173,000 of gross margin improvement on sales of HDS products due largely to fixed overhead costs being utilized over approximately $263,000 of higher revenues offset partially by (2) losses associated with the start up of the production of the FMI products of approximately $123,000.

The reduction in stock compensation charge reflects stock compensation granted in the prior year that did not recur in the current year. The reduction in amortization and other of approximately $136,000 reflects the completion in 2005 of amortization associated with certain licensed technology. The reduction in other operating expenses of approximately $279,000 reflects principally lower professional costs and consulting fees subsequent to the merger and related activity in the prior year as well as lower insurance costs and human resources. The decrease in other expense reflects principally; (a) the charge in the year ended April 30, 2005 of $713,000 for stock issuance costs which did not recur in the current fiscal year and (b) the decrease of an aggregate of approximately $654,000 of amortization of debt discount and financing costs which were fully amortized in the third quarter of the fiscal year ended April 30, 2006, offset by (c) increases in interest expense of approximately $53,000, (d) the permanent impairment of available-for-sale security and (d) an increase in penalties associated with the Company's failure to perform under a registration rights agreement of approximately $456,000. Such registration rights penalties are continuing at approximately $46,000 per month plus interest on the unpaid penalties.

Trends

The Company's historical revenue run rate is not at a level of profitable operations. Despite increases in revenues in the fiscal year ended April 30, 2006, the high fixed costs of maintaining a Good Manufacturing Practices ("GMP") manufacturing facility (including FDA regulated medical device manufacturing) and trained staff, operations continued to, and would likely continue to generate operating losses, in the absence of increased revenues. Revenue levels are highly dependant on the stage of development of customer projects. Customers order sporadically or in small production runs of items while they perform testing and market analysis. It is difficult to assess when large scale production orders may be received. While losses from operations decreased significantly in the fiscal year ended April 30, 2006, revenue levels would need to increase significantly or other synergies would have to be developed for the business to generate operating income.

One strategic effort to increase revenue is the October 2005 manufacturing agreement with Dicon (See Item I, "Business of the Issuer." In the Dicon Agreement we have acquired rights to produce and distribute, in North America, patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts that have characteristics that are somewhat similar to our HDS products. Further, these new products address many of the same markets, customers and end users as the HDS products, namely cosmetic, medical, and household markets. Furthermore, there are production similarities between the manufacturing processes for these new products and the HDS manufacturing processes. We have opened a manufacturing facility for production of these new products within close proximity to our existing HDS manufacturing facility. Therefore, our strategy in acquiring the rights under the Dicon Agreement is to achieve revenue growth as well as production, management and marketing synergies with our HDS business. The Company started selling these new products under the Dicon Agreement in the last week of April 2006. Sales from the last week of April 2006 through June 30, 2006 have aggregated approximately $154,000. During July 2006, the Company added an additional $380,000 of equipment to produce the Dicon Agreement products which equipment should become operational during the second fiscal quarter ending October 31, 2006. The start date for operations of this equipment is dependent on, among other things, completion of additional electrical work which is still being evaluated. It is expected that this additional equipment would add additional production and sales capacity. Currently, Dicon is the significant customer for these new products until the Company can generate its own sales and marketing opportunities.

There are new risks and uncertainties associated with FMI including the risks of start-up manufacturing and sales and the fact that financing for the purchase of assets has largely been provided by a bridge loan that matures, as amended, on July 31, 2006 and is secured by all of the FMI assets.

Liquidity, Capital Resources and Going Concern

The Company's liquidity at April 30, 2006, compared to April 30, 2005, is as follows:

                                         April 30,      April 30,
                                           2006           2005          Change
                                           ----           ----          ------
Cash                                   $    27,000    $    22,000    $     5,000
                                       -----------    -----------    -----------
Deficit in working capital             $10,214,000    $ 6,049,000    $ 4,165,000
                                       -----------    -----------    -----------
Liabilities in excess of assets        $ 9,602,000    $ 5,431,000    $ 4,171,000
                                       -----------    -----------    -----------
Debt in default                        $ 7,133,000    $         0    $ 7,133,000
                                       -----------    -----------    -----------

In December 2005, approximately $5,031,000 face amount of convertible notes and approximately $555,000 face amount of notes payable became due and were not paid, including approximately $3,013,000 which is secured by the assets of the Company. These amounts, plus interest and penalties of approximately $1,547,000 through that date, are now in default. Interest and penalties continue to accrue at more than $83,000 per month. The Company does not have the funds to pay these debts. The Company is attempting to (a) raise new capital and (b) negotiate an extension of the term or other restructure of each of the above debts. In addition, approximately $805,000 face amount ($480,000 face amount at April 30, 2006) of subsidiary senior secured notes and interest at April 30, 2006 are due on July 31, 2006 and the Company does not have the funds to repay this loan. Furthermore, the Company spent $50,000 of cash and incurred an additional $330,000 of debt in June 2006 in connection with the purchase of certain "second line" equipment under the Dicon Agreement. Debt service payments of approximately $11,000 per month on such debt begin in September 2006 as discussed in "Commitments for Capital Expenditures" below.

In addition, the Company has obligations under long-term operating leases as described in Note 13 to notes to consolidated financial statements in Part II,
Item 7. Arrearages of approximately $375,000 exist for the rent in the HDS manufacturing facility and the Company's headquarters office, which are leased from related parties. These arrearages extend for more than one year and are continuing. Further, the Company ceased paying cash compensation to its Chief Executive Officer during October 2005 and is indebted to him for approximately $106,000 of unpaid payroll at April 30, 2006. Such non-payment has continued subsequent to April 30, 2006.

Net cash used in operating and investing activities in the years ended April 30, 2006 and 2005 was approximately $762,000 and $1,718,000, respectively. These expenditures were largely funded in the year ended April 30, 2006 by advances of approximately $165,000 from a related party, accounts receivable financing of approximately $122,000 and the issuance of subsidiary senior secured notes of approximately $480,000. In the year ended April 30, 2005, these expenditures were largely funded by the issuance of $2,295,000 of 8% senior secured convertible debentures due in December 2005, net of expenses and pay down of other debts. The Company continues to experience losses from operations subsequent to April 30, 2006.

All of these factors above, among others, indicate that the Company may be unable to continue operations as a going concern.

The Company currently does not have the liquidity or financing available to it to fund its operations for the next 12 months without additional capital being raised and/or forbearance from creditors and others. In the year ended April 30, 2006, the following items impacted liquidity negatively:

      o Operations - Losses from operations of approximately $1,321,000, approximately 10% of which represents start-up losses at FMI

      o Finance - Interest and penalties on debt obligations of approximately $1,031,000, which interest and penalties continue to accrue at more than $90,000 per month

      o Accounting charges - Normal amortization of debt discount of $1,731,000 increases the outstanding balance reported as debt by a systematic charge to earnings

      o Capital expenditures - Purchases of equipment and deposits on a new lease aggregate approximately $413,000 for the FMI subsidiary

These negative impacts to liquidity, approximately $4,496,000, were partially offset by the proceeds from issuance of subsidiary senior secured notes, accounts receivable financing and advances from affiliates aggregating approximately $767,000. Subsequent to April 30, 2006, an additional $325,000 was raised through the issuance of additional senior secured subsidiary notes. Such notes are due, as amended, on July 31, 2006 (earlier if a financing of $500,000 or more is completed) and are secured by all of the assets of FMI.

The Company intends to attempt to improve its liquidity through a combination of measures including: (a) renegotiating the term or other restructuring of existing indebtedness if possible, (b) increasing revenues at its Hydrogel operation, (c) increasing Company wide revenues through operations of the Dicon Agreement, (d) raising a significant amount of capital and (e) other measures.

Commitments for capital expenditures -

In June 2006, the Company purchased certain "second line" equipment under the Dicon Agreement for $380,000. Such amount was paid $50,000 in cash and $330,000 under a three year note with interest at prime plus 1.5% per annum. The installation and operation of such equipment implies the additional expenditure on equipment and leasehold improvements of more than $175,000. There are no other material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At April 30, 2006, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such activities.

Critical Accounting Policies

Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. An accounting policy that we consider to be material is the following:

      Going concern and liquidity -

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $23,681,000 since inception and utilized cash of approximately $2,144,000 for operating activities during the two years ended April 30, 2006. The Company has a working capital deficit of approximately $10,214,000, stockholders' deficit of approximately $9,602,000 as of April 30, 2006 and approximately $7,133,000 of debt is currently in default. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to deal with this uncertainty is to raise capital, attempt to convert some of its debt into equity and to improve operations through building of its customer base and through the new manufacturing agreement with Dicon and other measures. There can be no assurance that management's plans to raise capital, convert debt to equity or improve operations will be successful. If management's efforts are not successful, the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards. The effective date of SFAS No. 123R for the Company is May 1, 2006. The Company has elected to adopt SFAS No. 123R using the "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the consolidated financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R.

The adoption of this statement has had no effect on net loss and loss per share due to the adoption of the "modified prospective" method for existing options and the fact that no new options have been granted.

ITEM 7. FINANCIAL STATEMENTS

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     24

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEET                                             25

     CONSOLIDATED STATEMENTS OF OPERATIONS                                  26

     CONSOLIDATED STATEMENTS OF CASH FLOWS                                  27

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT            28

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          29 - 47

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nesco Industries, Inc.

      We have audited the accompanying consolidated balance sheet of Nesco Industries, Inc. and Subsidiaries (collectively the "Company") as of April 30, 2006, and the related consolidated statements of operations, cash flows and changes in stockholders' deficit for each of the years in the two-year period ended April 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nesco Industries, Inc. and Subsidiaries as of April 30, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred cumulative losses of approximately $23,681,000 since inception and utilized cash of approximately $2,144,000 for operating activities during the two-years ended April 30, 2006. The Company has a working capital deficit of approximately $10,214,000 (including approximately $7,133,000 of debt which is in default), and a stockholders' deficit of approximately $9,602,000 as of April 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
June 23, 2006

Item 1. Financial Statements

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                  April 30,
                                                                                    2006
ASSETS
Current assets
  Cash                                                                          $     27,000
  Accounts receivable                                                                 85,000
  Inventories                                                                        100,000
  Prepaid expenses and other current assets                                           19,000
                                                                                ------------
      Total current assets                                                           231,000

Property and equipment, net of accumulated depreciation
  and amortization of approximately $1,833,000                                       633,000
Other assets - deposits and other                                                     49,000
                                                                                ------------
                                                                                $    913,000
                                                                                ============

LIABILITIES AND STOCKHOLDERS'  DEFICIT
Current liabilities
  Secured accounts receivable and purchase order financing,
    including $92,000 payable to a related party                                $    122,000
  Subsidiary senior secured notes payable and interest, including
    $168,000 payable to related parties                                              489,000
  Note and interest payable, in default                                              709,000
  Convertible debentures, including interest and penalties, in default
    ($3,013,000 is secured by the assets of the Company and another
    $2,579,000 is payable to related parties and current or former officers)       6,424,000
  Customer deposits                                                                  846,000
  Accounts payable and accrued expenses                                              829,000
  Stock to be issued                                                                 190,000
  Common stock subject to redemption                                                 330,000
  Due to related party and affiliates                                                506,000
                                                                                ------------
      Total current liabilities                                                   10,445,000
                                                                                ------------
Long-term liability - deferred sublease income                                        70,000
                                                                                ------------

Commitments and contingencies

Stockholders' deficit
  Series A convertible preferred stock, $.001 par value, authorized
    850,000 shares, 67,000  issued and outstanding                                        --
  Series B convertible preferred stock, $.001 par value, authorized
    150,000 shares, 117,055 issued and outstanding                                        --
  Common stock, $.001 par value, authorized 25,000,000 shares,
    17,736,225 issued and outstanding                                                 18,000
  Additional paid-in-capital                                                      14,061,000
  Accumulated deficit                                                            (23,681,000)
                                                                                ------------
      Total stockholders' deficit                                                 (9,602,000)
                                                                                ------------
                                                                                $    913,000
                                                                                ============

See accompanying notes to the consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                Year ended April 30,
                                                               2006             2005
                                                           ------------     ------------
Revenues                                                   $  1,001,000     $    738,000

Cost of revenues                                              1,141,000          928,000
                                                           -----------------------------

Gross profit (loss)                                            (140,000)        (190,000)
                                                           -----------------------------

Operating expenses
  General and administrative                                  1,114,000        1,393,000
  Stock compensation charge                                      67,000        3,011,000
  Amortization and other expenses                                    --          136,000
                                                           -----------------------------
                                                              1,181,000        4,540,000
                                                           -----------------------------
Loss from operations                                         (1,321,000)      (4,730,000)
                                                           -----------------------------

Other income (expenses)
  Sublease income                                                47,000           47,000
  Amortization of debt discount                              (1,731,000)      (2,281,000)
  Stock issuance costs expensed                                      --         (713,000)
  Interest  and other expense                                  (351,000)        (265,000)
  Interest expense, related parties                            (132,000)        (165,000)
  Amortization of financing costs                              (294,000)        (398,000)
  Penalties under registration rights agreement                (548,000)         (92,000)
  Permanent impairment of available-for-sale securities         (69,000)              --
                                                           -----------------------------
                                                             (3,078,000)      (3,867,000)
                                                           -----------------------------
Net loss                                                   $ (4,399,000)    $ (8,597,000)
                                                           -----------------------------

Weighted average common shares
  Basic and diluted                                          17,812,000       15,743,000
                                                           -----------------------------

Net loss per common share
  Basic and diluted                                        $      (0.25)    $      (0.55)
                                                           -----------------------------

See accompanying notes to the consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                               Year Ended April 30,
                                                                               2006            2005
                                                                           -----------     -----------
Cash flows from operating activities
  Net loss                                                                 $(4,399,000)    $(8,597,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock and warrants issued for services                                      67,000       1,217,000
    Revaluation of warrants issued for services                                     --       1,794,000
    Stock issuance costs expensed                                                   --         713,000
    Depreciation and amortization                                              161,000         251,000
    Amortization of debt discount                                            1,731,000       2,281,000
    Amortization of financing costs                                            294,000         398,000
    Permanent impairment of available-for-sale securities                       69,000              --
  Changes in operating assets and liabilities:
    Accounts receivable                                                         39,000         (50,000)
    Inventories                                                                (35,000)         23,000
    Prepaid expenses and other current assets                                   32,000           1,000
    Accrued penalties and interest (included in Convertible debentures)        548,000          92,000
    Customer deposits                                                            7,000          (8,000)
    Accounts payable, accrued expenses and other                               521,000         (55,000)
    Interest payable                                                           459,000         343,000
    Due to affiliates                                                          192,000        (151,000)
    Deferred sublease income                                                   (35,000)        (47,000)
                                                                           ---------------------------

Net cash used in operating activities                                         (349,000)     (1,795,000)
                                                                           ---------------------------

Cash flows from investing activities
  Net cash acquired from merger                                                     --          86,000
  Purchase of equipment and deposit on lease                                  (413,000)         (9,000)
                                                                           ---------------------------
Net cash provided (used) by investing activities                              (413,000)         77,000
                                                                           ---------------------------

Cash flows from financing activities
  Proceeds from issuance of subsidiary senior secured notes                    480,000              --
  Proceeds from accounts receivable financing                                  336,000              --
  Payments of accounts receivable financing                                   (214,000)             --
  Proceeds from issuance of senior secured convertible debentures                   --       2,295,000
  Payments for financing costs                                                      --        (286,000)
  Payments on notes payable                                                         --        (238,000)
  Payments of stock issuance costs                                                  --         (88,000)
  Payments on loan from officer                                                     --          (7,000)
  Payments from affiliate                                                      165,000          63,000
                                                                           ---------------------------

Net cash provided by financing activities                                      767,000       1,739,000
                                                                           ---------------------------

Net increase in cash                                                             5,000          21,000
Cash
  Beginning of year                                                             22,000           1,000
                                                                           ---------------------------
  End of year                                                              $    27,000     $    22,000
                                                                           ---------------------------
Supplemental disclosure of cash flow information,
  Cash paid during the year for interest                                   $     1,000     $    89,000
                                                                           ---------------------------

See accompanying notes to the consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------

                                                                       Years Ended April 30,
                                                                        2006           2005
                                                                    -----------    -----------
Supplemental disclosure of non-cash investing and financing, activities:

Stock issued for interest payment on convertible debentures         $    93,000    $    59,000
                                                                    --------------------------

Stock issued in connection with Equity Distribution Agreement       $        --    $   625,000
                                                                    --------------------------

Fair value of warrants issued to brokers                            $        --    $   405,000
                                                                    --------------------------

Debt discount related to convertible debentures                     $        --    $ 3,971,000
                                                                    --------------------------

Reclassification of note receivable (and interest), officer, accrued expenses, officer, and due to officer to convertible
 debentures and interest payable, officer                           $        --    $   922,000
                                                                    --------------------------

Reclassification of accounts payable to due to affiliate            $        --    $     5,000
                                                                    --------------------------

Reclassification of treasury stock to additional paid in capital    $        --    $    43,000
                                                                    --------------------------

Reclassification of additional paid in capital to series A
  convertible preferred stock                                       $        --    $        --*
                                                                    --------------------------

Reclassification of additional paid in capital to series B
  convertible preferred stock                                       $        --    $        --*
                                                                    --------------------------

Conversion of series A convertible preferred stock to series B
  convertible preferred stock                                       $        --    $     1,000
                                                                    --------------------------

Balance sheet of Nesco Industries, Inc. at the date of the
 Share Exchange (See Note 1):
  Property and equipment                                            $        --    $     5,000
                                                                    --------------------------
  Accounts payable and accrued expenses                                                177,000
  Deferred sublease income                                                             164,000
  Stockholders' equity                                                       --          7,000
                                                                    --------------------------
      Total liabilities and stockholders' equity                             --        348,000
                                                                    --------------------------
  Elimination of intercompany bridge loan                                    --       (209,000)
                                                                    --------------------------
  Cash acquired from merger                                                  --        134,000
  Expenditure of legal fees in connection with merger                        --        (48,000)
                                                                    --------------------------
  Net cash acquired from merger                                     $        --    $    86,000
                                                                    --------------------------

*     Amounts round to less than $1,000 in the fiscal year ended April 30, 2005.

See accompanying notes to consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------
Years Ended April 30, 2006 and 2005
--------------------------------------------------------------------------------

                                                                Nesco                    HDS
                                       Series A                Series B                Series B
                                      Convertible             Convertible             Convertible
                                    Preferred Stock         Preferred Stock         Preferred Stock          Common Stock
                                ----------------------  ----------------------  ----------------------  -----------------------
                                  Shares      Amount      Shares      Amount      Shares      Amount      Shares       Amount
                                ----------  ----------  ----------  ----------  ----------  ----------  ----------   ----------
Balances, May 1, 2004                   --  $       --          --  $       --     522,487  $       --   4,702,806   $       --

Reverse acquisition                512,500          --      94,625          --    (522,487)         --   2,924,299        7,000
Revaluation of warrants
Conversion of series A
  to series B convertible         (445,500)         --      17,820          --
  preferred stock
Conversion of officer note
  receivable to  convertible
  debentures
Issuance of common stock
  for services                                                                                           8,500,000        9,000
Issuance of common stock
  in connection with sale
  of subsidiaries                                                                                          600,000        1,000
Issuance of common stock
  for interest expense                                                                                     390,305           --
Issuance of series B
  convertible preferred
  stock for services                                         4,242          --
Debt discount on
  convertible securities
Issuance of warrants
  for services
Net loss
                                -----------------------------------------------------------------------------------------------
Balances, April 30, 2005            67,000          --     116,687          --          --          --  17,117,410       17,000

Issuuance of common stock
  for interest                                                                                             618,815        1,000
Issuance of convertible
  preferred stock for services                                 368
Stock compensation charge
Permanent impairment in
  available-for-sale security
Net loss
                                -----------------------------------------------------------------------------------------------
Balance, April 30, 2006             67,000  $       --     117,055  $       --          --  $       --  17,736,225  $    18,000
                                ===============================================================================================

                                               Accumulated
                                                 Other                             Treasury
                                 Additional      Compre-      Officer                Stock
                                  Paid-in        hensive        Note       ------------------------     Accumulated
                                  Capital         Loss       Receivable      Shares        Amount         Deficit         Total
                                -----------    ----------    ----------    ----------    ----------    ------------    -----------
Balances, May 1, 2004           $ 6,318,000    $  (69,000)   $  (80,000)      250,000    $  (42,000)   $(10,685,000)   $(4,558,000)

Reverse acquisition               1,346,000                                  (250,000)       42,000                      1,395,000
Revaluation of warrants           1,794,000                                                                              1,794,000
Conversion of series A
  to series B convertible                --                                                                                     --
  preferred stock
Conversion of officer note
  receivable to  convertible
  debentures                                                     80,000                                                     80,000
Issuance of common stock
  for services                      986,000                                                                                995,000
Issuance of common stock
  in connection with sale
  of subsidiaries                    (1,000)                                                                                    --
Issuance of common stock
  for interest expense               58,000                                                                                 58,000
Issuance of series B
  convertible preferred
  stock for services                727,000                                                                                727,000
Debt discount on
  convertible securities          2,204,000                                                                              2,204,000
Issuance of warrants
  for services                      470,000                                                                                470,000
Net loss                                                                                                 (8,597,000)    (8,597,000)
                                --------------------------------------------------------------------------------------------------

Balances, April 30, 2005         13,902,000       (69,000)           --            --            --     (19,282,000)   (5,432,000)

Issuuance of common stock
  for interest                       92,000                                                                                 93,000
Issuance of convertible
  preferred stock for services       47,000                                                                                 47,000
Stock compensation charge            20,000                                                                                 20,000
Permanent impairment in                                                                                                         --
  available-for-sale security                      69,000                                                                   69,000
Net loss                                                                                                 (4,399,000)    (4,399,000)
                                --------------------------------------------------------------------------------------------------

Balances, April 30, 2006        $14,061,000    $       --    $       --            --    $       --    $(23,681,000)   $(9,602,000)
                                ==================================================================================================

See accompanying notes to consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Operations

Nesco Industries, Inc. (hereinafter referred to as "Nesco" or, together with its wholly owned subsidiaries, the "Company") is a Nevada corporation whose principal business is conducted through its wholly-owned subsidiaries, Hydrogel Design Systems, Inc. ("HDS") and, since January 2006, Foam Manufacturing, Inc. ("FMI"). HDS is engaged in the manufacturing, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel, which is used in various medical and cosmetic consumer products. FMI is engaged in the manufacture and sale of patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts for use in the cosmetic, medical, and household markets. The Company acquired the rights to produce the FMI products during October 2005, by agreement granting it the exclusive rights to manufacture and distribute these products in North America as described further in Note 4.

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

On April 29, 2004, Nesco entered into a share exchange agreement with HDS, a Delaware privately held corporation, whereby HDS became a majority-owned subsidiary of Nesco and the holders of HDS common stock and debt acquired a majority interest of Nesco. This exchange (the "Share Exchange") was completed on May 25, 2004. The accounting for the transaction, commonly called a reverse acquisition, resulted in a recapitalization of HDS, which was treated as the accounting acquirer. The acquired assets and assumed liabilities of Nesco were carried forward at their historical values, which approximated fair value (with the exception of deferred liabilities for which there was no legal continuing obligation, which were not recorded). HDS's historical financial statements were carried forward as those of the combined entity. See Note 11.

The accompanying consolidated financial statements of the Company reflect the historical results of the predecessor entity, HDS, prior to May 25, 2004 and the consolidated results of operations of the Company subsequent to the acquisition date of May 25, 2004. The common stock and per share information in the condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse acquisition on May 25, 2004. See also Note 11. The following unaudited supplemental pro forma condensed financial information is presented to illustrate the effects of the acquisition of HDS on the historical operating results for the year ended April 30, 2005 as if the acquisition had occurred at the beginning of the period:

                                               Year ended
                                             April 30, 2005
                                             --------------
                        Revenues             $      738,000
                        Net loss             $   (8,641,000)
                        Net loss per share   $        (0.52)

The above information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations that actually would have been realized had HDS and Nesco been a combined company during the specified periods.

All amounts in the consolidated financial statements have been rounded to the nearest $1,000.

2.    Going concern and liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $23,681,000 since inception and utilized cash of approximately $2,144,000 for operating activities during the two years ended April 30, 2006. The Company has a working capital

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deficit of approximately $10,214,000, stockholders' deficit of approximately $9,602,000 as of April 30, 2006 and approximately $7,133,000 of debt is currently in default. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to deal with this uncertainty is to raise capital, attempt to convert some of its debt into equity and to improve operations through building of its customer base and through the new manufacturing agreement with Dicon Technologies ("Dicon") (See
Note 4) and other measures. There can be no assurance that management's plans to raise capital, convert debt to equity or improve operations will be successful. If management's efforts are not successful, the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.    Summary of significant accounting policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition

Revenues are generally recognized as product is shipped to a customer. In cases where a customer requests a development project for a gel or a gel to be used as a component of a new product, the Company will recognize revenue at the time the project is completed.

Accounts Receivable

Accounts receivable are presented net of any allowance for doubtful accounts. The Company periodically evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history, collections and current conditions.

Inventories

Inventories, consisting principally of raw materials, are stated at cost on the first-in, first-out basis, which does not exceed market value. Excess or obsolete inventories are reduced to net realizable value.

Property and Equipment

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

The Company provides for depreciation and amortization over the following estimated useful lives:

       Machinery and equipment                       10 years
       Office equipment and fixtures                 3 - 7 years
       Leasehold improvements                        Lease term
       Purchased Technology                          7 years

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Share

The Company complies with Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings per Share", which requires basic loss per common share to be computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Therefore, basic and diluted loss per share were the same for the years ended April 30, 2006 and 2005.

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

Income Taxes

The Company complies with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," approximate the carrying amounts presented in the balance sheets.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and third party payors and, believes that its accounts receivable credit risk exposure is limited. The Company places its cash with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk.

Impairment of Long-Lived Assets

Certain long-lived assets of the Company are reviewed at least annually to determine whether there are indications that their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If an impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether events and circumstances warrant revised estimates of useful lives.

Stock-Based Compensation

The Company complies with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock at date of grant. Had compensation for the Company's stock options been determined as provided by SFAS No. 123 using the Black-Scholes option pricing model, the Company's consolidated net loss would have been adjusted to the pro forma amounts indicated below:

                                                          2006          2005
                                                          ----          ----
Net loss, as reported                                 $(4,399,000)  $(8,597,000)
Stock-based compensation determined under
 fair valued based method, net of related tax effect     (60,000)     (242,000)
                                                      -----------   -----------
Net loss, pro forma                                   $(4,459,000)  $(8,839,000)
                                                      ===========   ===========

Loss per common share, basic and diluted
  As reported                                         $     (0.24)  $     (0.55)
  Pro forma                                           $     (0.24)  $     (0.56)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal year ended April 30, 2005: no dividend yield, expected volatility of 59%, risk-free interest rate of 1.38% and three-year expected lives.

Comprehensive Income

The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 governs the financial statement presentation of changes in shareholder's equity resulting from non-owner sources. Accumulated other comprehensive income as reported in the accompanying balance sheets represents unrealized losses on available-for-sale securities. During the year ended April 30, 2006, the Company determined that the impairment of its investment in an available-for-sale security was permanent. Accordingly, this impairment has been charged to operations for the year ended April 30, 2006 with an offsetting reduction of the accumulated other comprehensive loss to zero.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards. The effective date of SFAS No. 123R for the Company is May 1, 2006. The Company has elected to adopt SFAS No. 123R using the "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the consolidated financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R.

The adoption of this statement has had no effect on net loss and loss per share due to the adoption of the "modified prospective" method for existing options and the fact that no new options have been granted.

4.    Manufacturing Agreement and Related Activities

On October 3, 2005, the Company, on behalf of a wholly-owned subsidiary to be formed, entered into a manufacturing agreement (the "Agreement") with an entity affiliated with a Director of the Company (H.H. Brown Shoe Technologies, Inc.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

doing business as Dicon). The Agreement grants the Company the exclusive rights to manufacture patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts and to distribute, along with Dicon, these products in North America in consideration of a 7-10% royalty based on sales. The Agreement also provides for a supply agreement between the Company and Dicon. Products to be manufactured under this Agreement will be sold for use in cosmetic, medical, and household markets including the foot-care market under the brand name DRYZ, a registered trademark. In December 2005, FMI Manufacturing, Inc. ("FMI") was formed as a wholly-owned subsidiary of the Company to control this activity and in February 2006, FMI entered into a lease for a manufacturing facility (Note 13). In April 2006, under the Agreement, the Company purchased certain "first line" equipment from Dicon for a purchase price of $270,000. In June 2006, the Company purchased $380,000 of "second line" equipment, paying Dicon $50,000 and entering into a secured three-year note payable to Dicon for the remaining $330,000. FMI's activities have been funded by subsidiary senior secured notes that mature on July 31, 2006 and the equipment note with Dicon, which are discussed in Notes 6 and 7.

5.    Property and equipment and purchased technology

Property and equipment

Property and equipment, at cost, consist of the following at April 30, 2006:

         Machinery and equipment                   $ 1,933,000
         Office equipment and fixtures                  97,000
         Leasehold improvements,                       436,000
                                                   -----------
                                                     2,466,000
         Less: accumulated depreciation
           and amortization                         (1,833,000)
                                                   -----------
                                                   $   633,000
                                                   ===========

Capital expenditures associated with the FMI business were approximately $385,000 during the fiscal year ended April 30, 2006. Subsequent to April 30, 2006, the Company exercised its option to purchase an additional approximately $380,000 of equipment for the FMI business, before delivery and installation costs, as discussed in Note 4. Depreciation expense for the years ended April 30, 2006 and 2005 amounted to approximately $161,000 and $166,000, respectively.

Purchased Technology

In 1997 the Company purchased technology for net consideration, as amended, approximating $797,000. For the year ended April 30, 2005 amortization expense related to the purchased technology amounted to approximately $85,000 and it was fully amortized at April 30, 2005.

6.    Short-term financing

Subsidiary Senior Secured Notes

Between December 20, 2005 and April 30, 2006, the Company raised approximately $480,000 by issuing 11% per annum subsidiary senior secured notes of FMI pursuant to a note purchase agreement as amended and restated on February 1, 2006. Such subsidiary senior secured notes are secured by all the assets of FMI and, as amended in May 2006, are due on the earlier of July 31, 2006 or the completion of a financing of at least $500,000. The notes were issued to directors and other related parties, an affiliate as well a third party. $100,000 of the amounts borrowed from the initial investor in the subsidiary senior secured notes may be converted into new instruments upon the completion of a proposed financing. Subsequent to April 30, 2006, additional subsidiary senior secured notes were issued thereby raising the principal amount outstanding to $805,000 at June 23, 2006.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Accounts Receivable and Purchase Order Financing

Beginning in November 2005, the Company began raising short-term financing through financing its accounts receivable. Under this program, specific accounts receivable are sold at a discount and the Company retains the right to repurchase the accounts, subject to a 2% per month financing charge. Additionally, beginning in April 2006, borrowings under this arrangement were extended to customer purchase orders. The Company records this as a financing transaction in which the receivables sold are carried on the consolidated balance sheet and the amount to be repaid is reflected as a short-term debt. At April 30, 2006, approximately $92,000 of this liability was payable to a related party. All accounts receivable sold at April 30, 2006, were subsequently repurchased by the Company.

7.    Notes and convertible debentures payable and in default

Note and Interest Payable, in default

On January 24, 1997, HDS entered into a financing agreement with a customer for the purchase of $600,000 of manufacturing equipment from a third party. The agreement consisted of a promissory note in the amount of $600,000 bearing interest at 8% per annum and principal and interest due between three (3) and six (6) years from the anniversary date, depending upon the amount of product the customer ordered from the Company. The note has been amended several times, the most recent of which was on April 21, 2004. In that amendment, the lender agreed to amend and restate the note in the amount of $793,053 upon the completion of the Share Exchange with Nesco which occurred on April 29, 2004. The amended note bore interest at 11%, per annum (the default rate) until an aggregate interest payment of $84,000 was made on July 27, 2004. Thereafter, interest forward until the maturity date, December 31, 2005, is at 8%, per annum payable at maturity. In addition, the lender agreed to release its security position on the collateral 90 days after receipt, on August 13, 2004, of a payment of $200,000 against the principal balance. The balance due on the note at April 30, 2006 is approximately $709,000 consisting of approximately $555,000 in principal and $154,000 of accrued interest.

This note was not paid on the amended maturity date of December 31, 2005 and is now in default. The Company intends to attempt to negotiate an extension of the term of the debt. Interest expenses for the years ended April 30, 2006 and 2005 approximated $45,000 and $76,000, respectively.

Convertible Debentures, Including Interest and Penalties Payable, in Default

The Company has the following convertible debentures outstanding at April 30, 2006:

                                                             Face         Registration     Accrued
Due to                           Due date                   amount          penalties      interest       Total
------                           --------                   ------          ---------      --------       -----
Senior secured parties           December 1, 2005         $2,295,000       $  548,000     $  170,000    $3,013,000
Officers and related parties     December 31, 2005         2,111,000               --        468,000     2,579,000
Other third parties              December 31, 2005           625,000               --        207,000       832,000
                                                          ----------       ----------     ----------    ----------
      Subtotal                                            $5,031,000       $  548,000     $  845,000    $6,424,000
                                                          ==========       ==========     ==========    ==========

The original debt discount, and amortization of debt discount for the years ended April 30, 2006 and 2005 and annual interest expense on these instruments follows:

                                                    Amortization
                               Original Debt    Year ended April 30,        Annual
Due to                           Discount        2006          2005        Interest
------                           --------        ----          ----        --------
Senior secured parties          $2,112,000    $  952,000    $1,202,000    $  184,000
Officers and related parties     1,287,000       540,000       747,000       169,000
Other third parties                571,000       239,000       332,000        50,000
                                ----------    ----------    ----------    ----------
      Total                     $3,970,000    $1,731,000    $2,281,000    $  403,000
                                ==========    ==========    ==========    ==========

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The debt discount has been fully amortized at April 30, 2006.

The conversion features and related warrant exercise prices are as follows:

                                                                   Total shares      Total shares
                                  Conversion        Warrant         issuable on     issuable under
Description                          price           price           conversion        warrants
-----------                          -----           -----           ----------        --------
Senior secured parties               $0.15           $0.25           15,300,000       15,300,000
Officers and related parties     $0.08 - $0.15       $0.15           21,050,747        2,111,230
Other third parties                  $0.08           $0.15            7,500,000          625,000
                                                                     ----------       ----------
      Total                                                          43,850,747       18,036,230
                                                                     ==========       ==========

These convertible debentures were not paid at their maturity dates in December 2005 and are therefore now in default. The Company is having discussions with the holders regarding an extension of the term of the debt.

Additional information about the convertible debentures listed above follows:

Convertible Debentures - Senior Secured Parties

In June 2004 the Company borrowed $100,000 under bridge loans bearing interest at 8%. The debt holders were also granted warrants to acquire 666,667 common shares at $0.15 per share. These loans were later converted into convertible debentures in connection with the investment banking agreement discussed below. The fair value of the bridge loan warrants of approximately $40,000 was charged to debt discount in the quarter ended July 31, 2004.

Pursuant to an investment banking agreement entered into on July 1, 2004 with Sloan Securities Corp., the Company sold $2,295,000 principal amount of the Company's 8% senior secured convertible notes due December 1, 2005. Interest on such senior secured convertible notes is payable semi-annually on December 1 and June 1, either in cash or common stock, and such notes are convertible into 15,300,000 shares of common stock at $0.15 per share. The notes are secured by all of the assets of the Company. The notes were issued with a five-year warrant to purchase 1 share of the Company's common stock at $0.25 per share for each share of common stock issuable upon conversion of the senior secured convertible notes. Approximately $1,108,000 of the proceeds was attributed to the fair value of the warrants and $1,004,000 to the intrinsic value of the beneficial conversion feature of the convertible debt, with the remaining balance of $183,000 recorded as long-term debt. On December 1, 2004, the Company issued 390,305 shares of common stock as payment for the interest due in the aggregate of approximately $59,000. In June 2005, the Company issued 618,815 shares of common stock as payment for the interest due in the aggregate of approximately $93,000.

In connection with these notes and a related registration rights agreement, the Company was required to file a registration statement to register the common stock issuable upon the conversion of the notes and exercise of the warrants no later than November 27, 2005, 60 days after the completion of the offering. The Company did not file the required registration statement until January 27, 2005 and damages in the amount of approximately $92,000 (2% per month of the aggregate purchase price) were required to be paid in cash under the terms of the agreement. The holders of the notes agreed to accept this payment in the aggregate of approximately $92,000 in common stock (556,865 shares) of the Company. The fair value of the shares due has been charged to operations and this expense is included in current liabilities as these shares have not been issued as of April 30, 2006. In addition, the Company was required to have the registration statement declared effective no later than June 27, 2005. As the registration statement has not been declared effective, penalties in the amount of 2% per month of the aggregate purchase price are required to be paid in cash under the terms of the agreement. Interest accrues on the unpaid penalties at the rate of 18% per annum for each month that they are unpaid. Penalties and interest of approximately $548,000 have been charged to operations for the year ended April 30, 2006.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing fees in connection with this agreement approximated $285,000. In addition, the Company issued the warrants to a broker to acquire 5,052,600 shares of Nesco common stock at an exercise price of $0.15 per share. Such warrants had a fair value at the date of issuance of approximately $407,000. These fees and warrant costs were charged to operations as deferred finance costs over the term of the convertible notes, $294,000 and $398,000 in the years ended April 30, 2006 and 2005, respectively.

Convertible Debentures - Officers and Related Party

Related Party - As of April 30, 2004, a related party had loaned HDS an aggregate of $1,308,000. HDS issued a series of convertible debentures in connection with these loans between the period of October 12, 1999 and August 7, 2003. On April 19, 2004, the related party agreed, upon consummation of the Share Exchange, to extend the due dates of these debentures until December 31, 2005 and to exchange these debentures for 8% convertible debt of Nesco based on the same ratios in the Share Exchange (a ratio of approximately 9 Nesco common shares for 1 common share of HDS stock and 36 Nesco common shares for 1 preferred share of HDS stock). On May 25, 2004 the exchange was completed. In consideration for an extension and exchange of the debt, the debt holder was also granted a warrant to acquire one share of Nesco common stock at an exercise price of $0.15 for a term of five years for each dollar of HDS debt. Of the total $1,308,000 debt exchanged, approximately $75,000 was attributed to the fair value of the warrants, $1,121,000 was attributed to the intrinsic value of the beneficial conversion feature and the remaining $112,000 was recorded as a long-term debt.

In addition, in May 2004 this party exchanged an aggregate of 331,500 options and warrants of HDS for an aggregate of 10,566,000 warrants of Nesco based on the same ratios in the Share Exchange. These options/warrants are currently exercisable at prices that range between $0.08 -$0.39 and expire between six and seven years. Compensation expense approximating $889,000 was recorded on May 25, 2004 for the increase in the fair value of these vested HDS options/warrants as a result of the exchange. The increase in the fair value was estimated on the date of the share exchange using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 59%, risk-free interest rate of 1.38% and two to three-year expected lives.

Officers - As of April 30, 2004, HDS had outstanding debt due to two officers in the aggregate of approximately $803,000, which was comprised or approximately $552,000 in unpaid payroll and $251,000 in net notes payable including accrued interest. In April 2004, the officers agreed to exchange this debt for 8% convertible debentures of Nesco in connection with the Share Exchange in May 2004. This debt is convertible into common shares of Nesco at approximately $0.15 per share (the market price on the date of exchange). In consideration for an extension and exchange of the debt, the debt holders were also granted a warrant to acquire one share of Nesco common stock at an exercise price of $0.15 for a term of five years for each dollar of HDS debt. Of the total of approximately $803,000 in debt, approximately $46,000 was attributed to the fair value of the warrants, approximately $46,000 was attributed to the intrinsic value of the beneficial conversion feature and the remaining balance of approximately $711,000 was recorded as long-term debt. In December 2005, one of these officers resigned from the Company.

In addition, one of the officers exchanged an aggregate of 133,334 options of HDS for an aggregate of 1,200,000 warrants of Nesco based on the same ratios in the Share Exchange. These options were exercisable at $0.39 per share until they expired in January 2006. Compensation expense approximating $23,000 was recorded on May 25, 2004 for the increase in the fair value of these vested HDS options/warrants as a result of the exchange.

The increase in the fair value of warrants and options in connection with the above debentures was estimated on the date of the Share Exchange using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 59%, risk-free interest rate of 1.38% and two to three-year expected lives.

Convertible Debentures - Other Third Parties

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2004, HDS had outstanding 8% convertible debentures in the aggregate of $625,000, of which $325,000 were issued to a broker and $300,000 were issued to a series of investors in connection with a private placement in 2002. The debentures were due on October 31, 2003. On April 19, 2004, the debt holders agreed to exchange these debentures for 8% convertible debt of Nesco due on December 31, 2005 based on the same ratios in the Share Exchange (a ratio of approximately 9 Nesco common shares for 1 common share of HDS stock and 36 Nesco common shares for 1 preferred share of HDS stock). On May 25, 2004 the exchange was completed. This debt is convertible at approximately $0.08 per share into an aggregate of approximately 7,500,000 shares of Nesco. In consideration for the extension and exchange of the debt, the debt holders were also granted a warrant to acquire one share of Nesco common stock at an exercise price of $0.15 for a term of five years for each dollar of HDS debt for an aggregate of the issuance of 625,000 warrants. Of the approximately $625,000 of debt exchanged, approximately $36,000 was attributed to the fair value of the warrants, approximately $536,000 was attributed to the intrinsic value of the beneficial conversion feature and the remaining balance of $53,000 was recorded as long-term debt.

In addition, these parties, inclusive of broker warrants, exchanged an aggregate of 431,619 options and warrants of HDS for an aggregate of 11,015,820 warrants of Nesco based on the same ratios in the Share Exchange. These options/warrants are currently exercisable at prices that range between $0.08 -$0.39 and expire between six and seven years. Compensation expense approximating $872,000 was recorded on May 25, 2004 for the increase in the fair value of these vested HDS options/warrants as a result of the exchange.

The increase in the fair value of warrants and options in connection with the above debentures was estimated on the date of the share exchange using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 59%, risk-free interest rate of 1.38% and two to three-year expected lives.

Other Long Term Debt -

On June 23, 2006, the Company executed a secured note payable to Dicon for $330,000 for the purchase of certain equipment. The note bears interest at the prevailing prime rate, adjusted quarterly starting in December 2006, plus 1.5%. Monthly payments of principal and interest become due beginning in September 2006 and continue until maturity at August 31, 2009. Prime rate for the first payment was agreed to be 8% and the initial monthly payments will be approximately $11,000. The Company granted Dicon a first security interest in the underlying equipment which was purchased for a total price of $380,000.

In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" the Company has determined that the value of its derivative instruments have an immaterial value.

8.    Standby Equity Distribution Agreement and Stock Issuance Costs Expensed

On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an investment firm. Under the terms of the agreement, the investment firm committed to purchase up to $10,000,000 of the Company's common stock and the equity line was to be drawn down upon a registration statement covering the shares being declared effective by the Securities and Exchange Commission ("SEC"). As consideration for entering into the Standby Equity Distribution Agreement, the Company granted Cornell Capital Partners, LP 3,266.66 shares of Series B Convertible Preferred Stock (convertible into 2,450,000 common shares) and paid a $70,000 cash consulting fee. In addition, the Company granted the placement agent 66.66 shares of Series B Preferred Stock (convertible into 50,000 common shares). The fair value of the shares ($625,000) as well as $17,500 in fees and the $70,000 cash consulting fee associated with this agreement were recorded on the balance sheet as stock issuance costs in the quarter ended October 31, 2004.

On November 16, 2004 the Company filed a preliminary information statement with the SEC to allow the Company to effect an increase the number of common shares it is authorized to issue. This needed to be completed before the Company could

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have the required registration statement declared effective by the SEC. On January 27, 2005, a preliminary registration statement was filed. Between December 2004 and November 2005, various comments and responses were exchanged between the SEC and the Company on the information statement and the registration statement. On November 4, 2005, the Company decided to withdraw the registration statement covering the shares to be sold, thereby effectively terminating the planned issuance of shares to Cornell Capital Partners. LP. The Company expensed the approximately $713,000 of stock issuance costs as of April 30, 2005.

9.    Customer deposits

At April 30, 2006, of the approximately $846,000 of customer deposits, approximately $839,000 are from one customer. This customer made a non-refundable deposit to be applied to future purchases from the Company until December 31, 2009. To the extent that any portion of the deposits is not used for purchases by the end of calendar year 2009, the deposits would be forfeited.

10.   Due to related party and affiliates

Due to related party and affiliates at April 30, 2006 of approximately $506,000 consists primarily of temporary advances, unpaid rent and real estate taxes due to an entity owned by a related party of the Company. See also, Note 13.

11.   Stockholders' deficit

Capitalization

Our authorized capital consists of 25,000,000 shares of common stock $0.001 par value. Shares outstanding at April 30, 2006 include the current outstanding common shares in the aggregate of 20,136,225 shares less the 2,400,000 shares which are subject to redemption (see Share Exchange below). In addition, we are authorized to issue 850,000 shares of our Series A Convertible Preferred Stock ("Series A Preferred Stock") and 150,000 shares of our Series B Convertible Preferred Stock ("Series B Preferred Stock") respectively. As of April 30, 2006, there were 67,000 shares of our Series A Stock outstanding and 117,054.94 shares of our Series B Preferred Stock outstanding.

Holders of common stock are entitled to one vote for each share of common stock owned on all matters to be voted on by stockholders. Our Articles of Incorporation do not contain any special voting provisions, and no corporate action requires a greater than majority vote of stockholders. Cumulative voting is not permitted in the election of directors. The holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors, in its discretion, from funds legally available therefore. The common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption provisions. All outstanding shares of common stock are validly issued, fully paid, and non-assessable.

Each share of Series A Preferred Stock shall be automatically converted into 30 shares of our common stock upon the filing of an amendment to our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue. Each share of our Series A Preferred Stock shall have 30 votes per share on all matters to be voted on by all stockholders. Each share of Series A Preferred Stock when voting as a class shall be entitled to one vote per share. Until exchange for common shares as contemplated by the exchange agreement, upon any liquidation or dissolution, holders of Series A Preferred Stock shall be entitled to receive $2.00 per share plus an amount equal to all dividends accrued but unpaid.

Each share of Series B Preferred Stock shall be automatically converted into 750 shares of our common stock upon the filing of an amendment to our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue sufficient to convert the then outstanding shares of Series B Preferred Stock. Each share of our Series B Preferred Stock shall have 750 votes per share on all matters to be voted on by all stockholders. Each share of Series B Preferred Stock when voting as a class shall be entitled to one vote per share. Shares of Series B Preferred Stock shall rank junior to shares of Series A Preferred Stock.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options and Warrants

The Company's 1999 Stock Option Plan (the "1999 Plan") provides that key employees are eligible to receive incentive stock options or nonqualified stock options and that directors and advisors shall be eligible to receive nonqualified options. Under the 1999 Plan, the Company may grant options to purchase up to a total of 1,000,000 shares of common stock. As of April 30, 2006, there were 1,000,000 options available for future grants. For options granted to greater than 10% shareholders, the exercise price of the options must be fixed at not less than 110% of the fair market value on the date of grant. The maximum term of these options may not exceed five years from the date of grant.

The following table summarizes the options and warrants granted to officers, employees consultants and convertible debt holders for the two year period ended April 30, 2006:

                      Number of shares under option/warrant

                                                                                                                    Weighted
                                                                                            HDS Warrants            Average
                                                    Nesco                  HDS          Common       Preferred   Exercise price
                               Total        Options       Warrants       Options         Stock          Stock      per share
                           -----------    -----------    -----------   -----------    -----------    -----------    --------
Outstanding,
  May 1, 2004                1,070,954             --             --       358,334        167,500        545,120    $   3.26

Options and warrants due
  to reverse acquisition    26,895,866      3,375,000     24,591,820      (358,334)      (167,500)      (545,120)       0.12

Options cancelled             (750,000)      (750,000)            --            --             --             --        0.61

Warrants granted            24,039,484             --     24,039,484            --             --             --        0.21

Options granted              5,180,000      5,180,000             --            --             --             --        0.16
                           -------------------------------------------------------------------------------------------------

Outstanding,
  April 30, 2005            56,436,304      7,805,000     48,631,304            --             --             --        0.16

Options expired             (1,050,000)    (1,050,000)            --            --             --             --        0.25
                           -------------------------------------------------------------------------------------------------

Outstanding,
  April 30, 2006            55,386,304      6,755,000     48,631,304            --             --             --    $   0.16
                           =================================================================================================

The following table summarizes information about the stock options and warrants granted to officers, employees, consultants and convertible debt holders at April 30, 2006:

                     Options and Warrants Outstanding      Options and Warrants Exercisable
                     --------------------------------      --------------------------------
                      Number      Weighted    Weighted            Number      Weighted
                    Outstanding    Average     Average         Exercisable     Average
Range of Exercise    April 30,    Remaining   Exercise           April 30,    Exercise
     Prices            2006         Term        Price              2006         Price
-----------------   ----------    ---------     -----           ----------      -----
  $0.05 - $0.15     37,348,798    4.3 years     $0.11           35,348,798      $0.10
  $0.25 - $0.39     18,037,506    3.2 years      0.27           18,037,506       0.27
                    -----------------------------------------------------------------
                    55,386,304                  $0.16           53,386,304      $0.16
                    =================================================================

Share Exchange -

On May 25, 2004, HDS consummated the Share Exchange with Nesco whereby HDS became a majority-owned subsidiary of Nesco, and the holders of HDS common stock and debt acquired a majority interest of Nesco. Because the former HDS

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stockholders own a majority of the voting stock of Nesco (common stock and Series B preferred stock convertible into common stock), HDS is considered for accounting purposes to be the acquirer in the transaction. The accounting for the transaction, commonly called a reverse acquisition, resulted in a recapitalization of HDS.

Nesco had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, Nesco does not have the required number of authorized shares of common stock to complete the exchange on this basis. As such, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which Nesco is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of Nesco common stock. Such amendment requires action by, or notification to, shareholders. Such notification has been reflected in a November 16, 2004 preliminary information statement filed with the SEC. The information statement cannot be completed until an amended information statement is filed. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

At the time of the transaction, HDS common shareholders exchanged 3,240,593 shares of stock for 38,887 shares of Nesco Preferred B Stock, which will be converted into 29,165,250 shares of Nesco common stock (a ratio of approximately 9 Nesco shares for 1 share of HDS stock). The HDS preferred shareholders exchanged 295,853 shares of stock for 14,201 shares of Nesco Preferred B Stock, which will be converted into 10,650,750 shares of Nesco common stock (a ratio of approximately 36 Nesco shares for 1 share of HDS stock). Approximately 97% of the common and 90% of the preferred shareholders have exchanged their shares as of April 30, 2006 which has resulted in approximately 54.1% of Nesco's voting securities outstanding at the time of the exchange owned by HDS stockholders. Assuming that all the remaining HDS shareholders exchange their shares in the future, the former HDS shareholders would own 55.3% of Nesco's voting securities outstanding at the time of the exchange. Upon completion of this exchange, HDS common shareholders will exchange a total of 4,452,806 shares of stock for 53,434 shares of Nesco Preferred B Stock, which will be converted into 40,075,167 shares of Nesco common stock (a ratio of approximately 9 Nesco shares for 1 share of HDS stock). The HDS preferred shareholders will exchange a total of 522,487 shares of stock for 25,079 shares of Nesco Preferred B Stock which will be converted into 18,809,574 shares of Nesco common stock (a ratio of approximately 36 Nesco shares for 1 share of HDS stock). The HDS stockholders, upon completion of the exchange of shares, will receive an aggregate of 58,884,741 common shares or 55.3% of the total shares outstanding at the time of the exchange which aggregated 106,386,847 equivalent common shares on May 25, 2004.

In addition, Nesco was required to convert its outstanding shareholder debt to equity. On May 11, 2004, prior to the date of the closing, the holders of this debt in the aggregate principal amount of approximately $953,000 agreed to exchange the debt for an aggregate of 20,000 shares of Nesco's Series B Preferred Stock, which is convertible into 15,000,000 shares of Nesco's common stock. Nesco was also required to obtain the consent to cancel an aggregate of 602,500 special warrants prior to the closing. Certain holders of these special warrants were granted shares of Nesco common stock in the exchange as part of the common advisor shares issued. Nesco's Series A Preferred shareholders also agreed that upon completion of the exchange agreement they would convert their shares to Nesco's common stock and that Nesco would have no further obligations with respect to these preferred shares including payment of any prior preferred share dividends. In addition, Nesco was required to have net cash of approximately $350,000 at the closing of the transaction as part of the terms of the Share Exchange. Nesco provided approximately $208,500 as a bridge loan to HDS prior to April 30, 2004. This bridge loan was applied to the net cash obligation of Nesco, which was satisfied at the closing.

Concurrent with the exchange, Nesco Series A Preferred shareholders agreed to exchange 512,500 shares of stock for an aggregate of 20,500 shares of Nesco Preferred B Stock, which will be converted into 15,375,000 shares of Nesco common stock (a ratio of approximately 30 Nesco common shares for 1 share of Series A preferred stock). As of April 30, 2005, 445,500 shares of Series A Preferred shares have been exchanged for 17,820 shares of Series B Preferred shares.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of this transaction, Nesco conditionally transferred its three wholly owned subsidiaries, NAC, IAP and NACE, to a consultant and interim officer of Nesco who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify Nesco against any claims and, in exchange therefore, received 3,000,000 shares of common stock of Nesco and certain related registration rights. As additional consideration for the indemnification by the transferee, Nesco agreed that if the transferee cannot in good faith resell the shares of common stock in an arm's length transaction during the twelve month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such. On May 25, 2005, the Company agreed to extend the put right granted to the transferee until May 25, 2006 subject to the condition that the right may not be exercised until after January 1, 2006. The repurchase of the 2,400,000 common shares, which are subject to redemption by the transferee, are included in current liabilities at an aggregate of $330,000, the maximum amount the Company would be required to pay in the event of redemption. Such repurchase right expired unexercised on May 25, 2006.

In connection with the Share Exchange, Nesco also issued an aggregate of 6,500,000 common shares (with a fair value of approximately $975,000 based on the market price of $0.15 on the date of the exchange) to an advisor, a limited liability corporation owned by an affiliate of an interim officer and consultant, for services rendered in connection with the Share Exchange. This advisor, under related contractual obligations, assigned an aggregate of 5,000,000 of these common shares to third parties. Approximately 2,900,000 of these shares were issued to the parties who agreed to cancel their special warrants of Nesco. Nesco also incurred additional costs related to the exchange approximating $48,000. Approximately $328,000 of these costs, the net amount of cash received from the Nesco acquisition, were charged to equity, and the balance of $695,000 was recorded as a charge to operations in the year ended April 30, 2005.

Prior to the transaction, Nesco had 7,627,105 common shares outstanding. After giving effect to the transactions above and after such time that Nesco increases the number of common shares it is authorized to issue, Nesco would have approximately 106,387,000 shares outstanding as of the exchange date.

In addition to the exchange of shares, all outstanding options/warrants of HDS were exchanged for Nesco options/warrants based on the same ratios as the stock exchange. An aggregate of 525,834 options and warrants for the purchase of HDS common stock were exchanged for an aggregate of 4,732,500 options and warrants for the purchase of common stock of Nesco (a ratio of 9 Nesco common shares for 1 share of HDS common stock). An aggregate of 545,120 options and warrants for the purchase of HDS preferred stock were exchanged for an aggregate of 19,624,320 options and warrants for the purchase of common stock of Nesco (a ratio of 36 Nesco common shares for 1 share of HDS preferred stock). This resulted in the issuance of approximately 24,357,000 Nesco options/warrants. These options/warrants are currently exercisable at prices that range between $0.08 -$0.39 and expire between one and seven years. Compensation expense approximating $1,794,000 was recorded on May 25, 2004 for the increase in the fair value of the vested HDS options/warrants as a result of the exchange. The increase in the fair value was estimated on the date of the Share Exchange using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 59%, risk-free interest rate of 1.38% and two to three-year expected lives.

The HDS debt holders were also granted, in consideration of an extension of term debt, a warrant to acquire one share of Nesco common stock at an exercise price of $0.15 for a term of five years for each dollar of HDS debt, for an aggregate issuance of 2,736,212 warrants. The total HDS term debt of approximately $2,736,000 was also exchanged for Nesco convertible debt and the holders may convert this debt to approximately 28,551,000 shares of Nesco common stock. Approximately $156,000 of the total debt exchanged was attributed to the fair value of the warrants and approximately $1,703,000 was attributed to the intrinsic value of the beneficial conversion feature. These amounts were recorded as equity components. The remaining balance of approximately $877,000 was recorded as long-term debt. For the years ended April 30, 2006 and 2005 the amortization of the debt discount approximated $623,000 and $1,080,000, respectively.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the transaction, Nesco had approximately 4,212,500 options and warrants outstanding. After giving effect to the transactions above, Nesco had approximately 30,703,000 options and warrants outstanding and debt convertible into approximately 28,551,000 common shares as a result of the exchange agreement.

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

The loss per common share at April 30, 2006 includes the current outstanding common shares in the aggregate of 20,136,225 shares less the 2,400,000 shares which are subject to redemption (see Share Exchange above). It does not include 117,055 shares of Series B preferred shares which will be converted into 87,791,250 common shares, 67,000 shares of Series A preferred shares which will be converted into 2,010,000 common shares and 2,916,308 common shares for the prior HDS common and preferred holders who have not yet exchanged their shares. Although the Series A and Series B preferred shares will be automatically exchanged for common shares upon the filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, they have been excluded from loss per common share, in accordance with the Emerging Issues Task Force ("EITF") 03-6 as these securities have no contractual obligation to share in the losses of the Company. The following supplemental pro forma information is presented to illustrate the effects on loss per share of the conversion of the Series A and Series B preferred stock for the years ended April 30, 2006 and 2005.

                                                April 30, 2006   April 30, 2005
                                                 -------------    -------------
Net loss                                         $  (4,399,000)   $  (8,597,000)
Weighed average common shares outstanding
  basic and diluted                                111,020,000      104,850,000
Loss per common share, basic and diluted         $        (.04)   $        (.08)

The loss per common shares does not include an aggregate of 55,386,304 warrants and options outstanding and 43,850,747 shares issuable under the terms of convertible debt. The effect of these securities would be antidilutive.

12.   Income taxes

Income taxes have been accounted for under SFAS No. 109. At April 30, 2006, the Company had net operating loss carryforwards of approximately $19,500,000 to offset future income subject to tax. These result in an estimated $6,630,000 of federal, and $1,170,000 million of state, deferred tax assets at April 30, 2006. A full valuation allowance ($7,800,000) has been established for these deferred tax assets since their realization is considered unlikely. The difference between the tax provision at the federal corporation tax statuary rate (34%) and the rate, zero, included in the Company's consolidated financial statements occurs because the Company has not had taxable income and does not have the ability to utilize loss carryforwards.

The increase in valuation allowance of $735,000 and $3,480,000 for the years ended April 30, 2006 and 2005, respectively, is primarily attributable to the Company's additional net operating losses incurred. At April 30, 2006, the Company has federal and state net operating loss carryforwards of approximately $19,500,000, which expire beginning in 2012 (see, however, below).

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the ownership of a majority of the fair market value of the Company's common stock would likely delay or limit the utilization of existing net operating loss carryforwards. The Company believes, based upon limited analysis, that such change may have occurred in 2004. However, the amount of such limitation has not been determined.

13.   Commitments and contingencies

Employment Agreements

On May 19, 2004, the Company entered into an employment agreement with an officer. The agreement provides for annual compensation of $120,000 increasing, as amended to $200,000 effective January 1, 2005 with a 10% increase each year on December 31 during the term of the agreement and bonuses to be paid as determined by the Board of Directors. The term of the agreement, as amended, extends until December 31, 2009. In addition, the officer was granted nonqualified options, effective the date of the closing of the Share Exchange, to purchase 5,000,000 shares of common stock for a period of 5 years. The option is immediately exercisable for the purchase of 2,000,000 shares and exercisable as to an additional 1,000,000 shares commencing on each of the first, second, and third anniversaries of the closing date, respectively, provided that optionee remains an employee of the Company. The options are exercisable at the "Applicable Trading Price" in the Share Exchange which was computed to be $0.15 per share.

Consulting Agreements

On May 25, 2004, the Company entered into a two-year consulting agreement with an affiliate of an interim officer and consultant of Nesco which provided for the issuance of 2,000,000 shares of common stock and a minimum monthly consulting fee of $7,500 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the 2,000,000 shares of common stock ($300,000 based on the market price of $0.15 on the date of the agreement) was charged to operations in the quarter ended July 31, 2004. As of the prior fiscal year end, April 30, 2005, the Company had prepaid approximately $23,000 in consulting fees associated with this agreement. At, April 30, 2006, approximately $35,000 was owed under this agreement and on May 25, 2006, the agreement expired.

On May 25, 2004, the Company entered into a one-year advisory services agreement which provided for the issuance of 681,667 shares of common stock and a minimum monthly consulting fee of $6,250 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the shares (approximately $102,000 based on the market price of $0.15 on the date of the agreement) was charged to operations in the quarter ended July 31, 2004. On December 17, 2004, the Company terminated the agreement which was cancelable by either party after six months. On January 5, 2005, the Company issued an aggregate of 908.89 shares of Series B Preferred shares (convertible into 681,667 common shares) as per the agreement.

On November 1, 2004, the Company entered into a one-year advisory services agreement which provides for compensation of $10,000 per month, of which $1,800 was payable in cash and $8,200 was payable, at the Company's discretion, in cash or in common stock of the Company. The common stock payment was based each month on the closing bid price of the Company's common stock on the first day of the month for which payment is due. The consultant has customary piggyback registration rights with respect to any shares issued under this agreement. As of April 30, 2006 the Company has accrued the monthly minimum compensation of $1,800. The fair value of the shares due under the agreement (approximately $98,000, calculated on a monthly basis to be 1,100,837 shares) has been charged to operations and this expense is included in current liabilities as these shares have not been issued as of April 30, 2006. This agreement expired under its terms at October 31, 2005.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 15, 2004, the Company entered into a one-year consulting agreement for research and public relations services which provided for the issuance of 276,000 shares of restricted common stock and a one-time consulting fee of $500. The fair value of the shares due under the agreement (approximately $47,000 based on the market price of $0.17 on the date of the agreement) has been charged to operations. This expense was included in current liabilities as these shares had not been issued. In December 2005, the Company issued 368 shares of Series B Preferred shares in settlement of approximately $47,000 of this liability. Such shares are convertible into 276,000 shares of common stock of the Company.

On December 14, 2004, the Company entered into two four-month consulting agreements for advisory services related to financial matters and marketing. Each agreement provides for the payment of a monthly fee of $7,800 and the issuance of a five-year warrant to purchase 40,000 shares of the common stock of the Company exercisable at the closing price on the date of the agreement ($0.15). The warrants vest at the rate of 10,000 shares per month. The fair value of the warrants ($12,000) were charged to operations in the fiscal year ended April 30, 2005.

On December 20, 2004, the Company entered into a one-year advisory services agreement which provides for compensation in the form of a five year warrant to purchase 204,000 shares of the common stock of the Company at an exercise price of $0.15. The warrants vest at the rate of 1/3 immediately, 1/3 on the six month anniversary of the agreement and 1/3 one year from the agreement date. The fair value of the warrants were charged to operations as they vested including approximately $20,000 and $10,000 in the fiscal years ended April 30, 2006 and 2005, respectively.

Leases, Including Leases With Related Parties

HDS leases with related parties - On January 25, 2002, HDS entered into a lease for a manufacturing facility that was purchased by an entity owned by a related party. This lease, as amended in 2004, provides for minimum monthly rental payments of approximately $14,000 with increases of 5% every two years beginning in February 2006 and expires in 2012.

Additionally, on April 1, 2004, HDS, along with other co-tenants, entered into a month-to-month lease for office space with an entity majority-owned by a director of the Company, which, as amended, provides for a monthly lease payment of approximately $3,000 per month since February 28, 2004.

Foam Manufacturing lease - In February 2006, FMI executed a six year lease for approximately 28,000 square feet of space calling for minimum annual rentals ranging from approximately $160,000 in the initial year to approximately $195,000 in the sixth year plus all costs to operate the premises including utilities, maintenance and taxes. The Company paid a lease deposit of approximately $27,000 to secure its payment of the lease.

Rent expense and minimum lease commitments - Rent expense for the years ended April 30, 2006 and 2005 was approximately $250,000 and $196,000, respectively, including $210,000 and $196,000, respectively, that was payable to related parties. Unpaid rent payable to related parties totaled approximately $312,000 at April 30, 2006 including all of the rent, insurance and taxes charged for the fiscal year ended April 30, 2006 and approximately $101,000 of the rent and insurance charged for the prior year.

Minimum annual lease payments on long term operating leases, excluding utilities, maintenance and taxes are as follows:

                                 Total        FMI Lease       HDS Lease
                                 -----        ---------       ---------
Year ending April 30,
       2007                   $  332,000     $  161,000      $  170,000
       2008                      340,000        168,000         172,000
       2009                      354,000        175,000         179,000
       2010                      363,000        182,000         181,000
       2011                      379,000        189,000         190,000
       2012                      284,000        146,000         138,000
                              ----------     ----------      ----------
          Total               $2,052,000     $1,021,000      $1,030,000
                              ==========     ==========      ==========

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred sublease income - On October 1, 1998, Nesco entered into a ten-year lease through September 30, 2008 for the rental of office facilities. The lease provides for escalations for scheduled rent increases and for the Company's proportionate share of increases in real estate taxes and maintenance costs. On March 4, 2000, Nesco entered into a sublease agreement for the October 1998 lease with a company in which a prior major shareholder of Nesco is a stockholder. The sublease expires on September 30, 2008. The sublease rent is being paid directly to the landlord by the sublease tenant.

Aggregate future minimum rental payments and sublease payments under the operating lease set forth above as of April 30, 2006 are as follows:

                                    Rent Payment       Sublease income
                                    ------------       ---------------
Year ending April 30,
       2007                           $ 179,000           $ 179,000
       2008                             179,000             179,000
       2009                              45,000              45,000
                                      ---------           ---------
          Total                       $ 403,000           $ 403,000
                                      =========           =========

In June 2000, Nesco received a payment for future rent of approximately $398,000 from the subtenant under the sublease with respect to the October 1998 lease. This payment was recorded as deferred sublease income and will be recognized as revenue on a straight-line basis over the lease term. At April 30, 2006, deferred sublease income is approximately $117,000, of which approximately $47,000 is included in accounts payable and accrued liabilities.

Litigation

In June 2006, the Company received a complaint from a law firm seeking payment of approximately $72,000 of fees alleged to be billed to the Company, together with interest and costs. The Company believes this action is subject to the indemnification granted to the Company in connection with the transfer of the former Nesco businesses to a former interim officer (See Share Exchange above). Except for this claim and the claims against former subsidiaries of Nesco, as described in Nesco's April 30, 2004 10-KSB filing, the Company and its subsidiaries were not involved in any other material legal proceedings during the year ended April 30, 2006.

The NAC entities, formerly subsidiaries of Nesco, are subject to a number of claims and alleged violations. Pursuant to the stock purchase and assumption agreement dated as of April 29, 2004, and completed as part of the terms of the Share Exchange with HDS on May 25, 2004, between Nesco and NAC Calabria Acquisition Corporation (the "Purchaser"), the Purchaser became responsible for all liabilities of our previous business conducted by the NAC Entities.

14.   Significant customers

Customers accounting for 10% or more of revenue for the years ended April 30, 2006 and 2005 are as follows:

                                          April 30,
                                       2006       2005
                                       ----       ----
       Customer A                    $228,000   $  8,000
       Customer B                     173,000    353,000
       Customer C                     120,000    107,000
       Customer D                     114,000      6,000
                                     --------   --------
                                     $635,000   $474,000
                                     ========   ========

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable from these customers aggregated approximately $39,000 at April 30, 2006. Sales to Dicon under the manufacturing agreement discussed in
Note 4 began in April 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Changes in Registrant's Certifying Accountant.

On October 6, 2004, the Company dismissed BP Audit Group, as its independent registered public accounting firm, and engaged Rothstein Kass as its new independent registered public accounting firm for the fiscal year ending April 30, 2005. BP Audit Group audited the Company's financial statements (OLDCO) for fiscal year ending April 30, 2004. Rothstein Kass was the public accounting firm for HDS, the accounting acquirer as a result of the reverse acquisition, for the years ending April 30, 2004 and 2003 and was retained as the auditors of Nesco on October 6, 2004.

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

During the Company's two most recent fiscal years, and the subsequent interim period preceding BP Audit Group's dismissal, the Company had no disagreements or reportable events with the BP Audit Group on any matter of accounting principles, or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the BP Audit Group would have caused them to make reference thereto in their reports on the financial statements for such years.

During the Company's two most recent fiscal years, and the subsequent interim period preceding BP Audit Group's dismissal, the Company has not consulted with Rothstein Kass regarding any matters or reportable events described in Items 304
(a)(2) of Regulation S-B.

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

After receiving and considering comments received from the SEC, in December 2005, the Company's management and the Audit Committee of the Company's Board of Directors concluded that the Company needed to restate certain of the Company's consolidated financial statements to correct errors in the application of accounting principles with respect to the accounting for deferred stock issuance costs. Such restatement is described in more detail in Note 2 to the Company's Consolidated Financial Statements included in its Form 10-KSB/A for the fiscal year ended April 30, 2005. In addition, the Company's limited cash resources have inhibited the Company's efforts to devote the resources necessary to file its periodic reports with the SEC in a timely fashion during significant periods of 2005 and into 2006.

Controls over: (a) the application of accounting policies and (b) timely preparation and filing of periodic reports, are within the scope of internal controls. As a result of considering the comments received from the SEC about the untimely filings and resulting in the restatement described above, management concluded in December 2005 that there were material weaknesses in the Company's internal controls, as defined by the Public Company Accounting Oversight Board. The material weaknesses related to the issues described above are being remediated as a result of processes being implemented by the Company, consulting resources being devoted to financial reporting, and raising capital which permits the Company to apply additional resources to its financial reporting and disclosure obligations.

Based on an evaluation performed, the Company's principal executive officer and principal financial officer, have concluded that the disclosure controls and procedures were not effective as of April 30, 2005, to provide reasonable assurance of the achievement of these objectives stated above. Changes were implemented to address this deficiency as described below and as a result of an evaluation performed, the Company's principal executive and principal financial officer have concluded that the disclosure controls and procedures were effective as of April 30, 2006 to provide reasonable assurance of the achievement of these objectives stated above.

There were changes in the Company's internal control over financial reporting during the fiscal year ended April 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting including the following (a) in January 2006, the Company's Chief Financial Officer resigned, (b) additional capital has been raised which has in part been devoted to improving the Company's internal controls, (c) in March 2006, the Company retained a financial reporting consultant to assist it with its SEC reporting and compliance, (d) processes and procedures over financial reporting have been improved and as a result, (e) the Company is now current with its reporting to the SEC.

Inherent Limitations on Effectiveness of Internal Controls

The Company's management, including the chief executive officer and chief financial officer, do not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all fraud that could occur. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 8B. OTHER INFORMATION

No reports were filed on Form 8-K during the quarter ended April 30, 2006.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors and executive officers are as follows:

      Name                  Age    Position with the Company
      ----                  ---    -------------------------
      Matthew Harriton      42     President, Principal Executive and Principal
                                    Financial Officer and Director
      Arlen Reynolds        64     Chairman of the Board and Director
      Gene E. Burelson      65     Director
      Wayne M. Celia        51     Director
      Joel S. Kanter        49     Director

      Matthew L. Harriton became our Chairman of the Board of Directors, Chief Executive Officer and President in May 2004 and Chief Financial Officer in January 2006. He has served as Chief Executive Officer of HDS since October 1996, and also serves as Chief Executive Officer, Chief Financial Officer and Director of Embryo Development Corporation, a company formerly involved in the medical device development industry, since January 1996. Prior to joining Embryo Development Corporation, Mr. Harriton's professional experience included positions at CIBC Wood Gundy Securities Corporation, Coopers & Lybrand, and The First Boston Corporation. He is a graduate of Lehigh University and received his M.B.A. from Duke University's Fuqua School of Business.

      Arlen Reynolds became a director in December 2004 and our Chairman in June2005. He is currently and has been since 1997, a private investor and strategic advisor to healthcare companies. From 1995 to 1997, Mr. Reynolds was President of TeamCare, Inc., an institutional pharmacy company. From 1972 to 1995, he served as CEO of, among others, Brookwood Medical Center in Birmingham, Alabama and Park Plaza Hospital in Houston, Texas. Mr. Reynolds serves on the boards of several private companies and not-for-profit charitable organizations.

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

      Wayne M. Celia became a director in December 2004. He has been President of Dicon Technologies, a wholly-owned subsidiary of Berkshire Hathaway, Inc. since 1997. From 1975 until 1997, Mr. Celia founded Dicon Inc., WP Industries, TekPak Inc. and Dicon Systems Inc. Dicon has been acquired by Berkshire Hathaway.

      Joel S. Kanter became a director in December 2004. Since July 1986, he has served as President of Windy City Inc., a privately held investment firm. Mr. Kanter serves on the Board of Directors of several public companies including Echo Healthcare Acquisition Corp., Encore Medical Corporation, Prospect Medical Group, Inc., Magna-Lab Inc. and I-Flow Corporation, as well as a number of private concerns.

      Geoffrey Donaldson, who became a Director in December 2004, resigned on December 19, 2005. Since January 2000, and through December 19, 2005, Mr. Donaldson had been Chief Operating Officer of the Company.

      Richard Selinfreund, who became a Director in October 2004, resigned on December 12, 2005.

      Karen Nazzareno, who served as our Controller since 1996 and our Chief Financial Officer since 2004, resigned in January 2006.

All directors currently serve for one-year terms and until their successors have been elected and qualified. Unless expressly agreed otherwise, officers are elected annually and serve at the discretion of the Board of Directors.

We have an Audit Committee that was established by our Board of Directors for the purpose of overseeing our accounting and financial reporting processes and audits of our consolidated financial statements by our independent auditors. The Audit Committee is made up of Mr. Kanter (Chairman), Mr. Reynolds and Mr. Burelson. We believe that each of the members of the Audit Committee meets the independence requirements of the SEC. Each of the members of the Audit Committee is financially literate and has accounting and finance experience and Mr. Joel
S. Kanter is deemed an "audit committee financial expert" within the meaning of Securities and Exchange Commission regulations as defined in Item 401 of Regulation S-B.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the Company's last three fiscal years, all compensation awarded to, earned by or paid to all persons serving as the Company's chief executive officer ("CEO") or interim CEO in fiscal 2005 and the most highly compensated executive officers of the Company other than the CEO or interim CEO whose salary and bonus payments exceeded $100,000 in fiscal 2005.


                                                            Annual Compensation
                                                            -------------------
                                                                                                      Long Term
                                       Year                                                         Compensation
                                       Ended                                         Other             Options/
Name & Principal Position            April 30,     Salary ($)     Bonus ($)     Compensation ($)       SAR (#)
-------------------------            ---------     ----------     ---------     ----------------       -------
Matthew Harriton (Chief Executive       2006        $203,000         --               $ 0                 --
and Chief Financial Officer)            2005        $143,700         --               $ 0             5,000,000
                                        2004        $ 75,000         --               $ 0                 --

(1) Approximately $106,250 and $75,000 of salary for the years ended April 30, 2006 and April 30, 2004 were accrued but not paid. The $75,000 outstanding at April 30, 2004 was converted to debt as part of the terms of the share exchange agreement.

Except as set forth above, no other options or warrants have been issued to our officers and directors named in the above summary compensation table during the last three fiscal years.

Options/SAR Grants in Last Fiscal Year

      During fiscal 2006 no option grants were made to the named executive officers.

Aggregated Option/SAR Exercises in Fiscal 2006 and Fiscal 2006 Year-End Option/SAR Value

Information relating to the number and value of options exercised during the year and held at year end by such named executive officers is set forth in the following table:

                                                                            Value of Unexercised
                                                    Number of Unexercised       In-the Money
                       Shares                        Options/SARs at F/Y     Options/SARs at F/Y
                     Acquired on        Value       End (#) Exercisable/     End ($)Exercisable/
                    Exercise (#)     Realized($)        Unexercisable           Unexercisable
                    ----------------------------------------------------------------------------
Matthew Harriton          0              $0          4,000,000/1,000,000         $-0-/$-0-

(1) Shares of Common Stock. Mr. Harriton was granted 5,000,000 options in connection with his employment agreement on May 19, 2004 of which 2,000,000 are immediately exercisable and 1,000,000 are exercisable on each of the first, second and third anniversaries of the agreement.

(2) Based on the closing price (estimated to be $0.03) of shares quoted on April 28, 2006.

Long-Term Incentive Plans

Not Applicable.

Compensation of Directors

During the fiscal years ended April 30, 2006 and 2005, no director received any compensation for services provided in such capacity. Directors are reimbursed for reasonable expenses incurred by them in connection with their activities on behalf of Nesco.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On May 19, 2004 we entered into an employment agreement with Mr. Matthew Harriton for a term of three years with an automatic one year extension. The agreement provides for an annual base salary of $120,000 with annual increases of 10%. The agreement also provides for an annual performance bonus based on an annual operating profit in excess of $500,000. The agreement provides for certain payments in the event of death, disability or change in control. In addition, the officer was granted a nonqualified option, effective the date of the closing of the share exchange agreement, to purchase 5,000,000 shares of common stock for a period of 5 years. The option is immediately exercisable for the purchase of 2,000,000 shares and exercisable as to an additional 1,000,000 shares commencing on each of the first, second, and third anniversaries of the closing date, respectively, provided that optionee remains an employee. The options are exercisable at the "Applicable Trading Price" based on a formula contained in the Share Exchange which resulted in an option price, based on the average bid closing price for 30 consecutive trading days prior to the closing, of $0.15.

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

Mr. Harriton has not collected cash compensation required under this agreement since October 2005 and is owed approximately $106,000 at April 30, 2006.

Report on Repricing of Options/SARS
None.

lTEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

      On June 30, 2006 the authorized voting stock of the Company consisted of 25,000,000 shares of common stock, par value $0.001, 850,000 shares of Series A preferred stock and 150,000 shares of Series B preferred stock. Each share of common stock is entitled to one vote; each share of Series A Stock is entitled to 30 votes and each share of Series B Stock is entitled to 750 votes. On June 30, 2006 there were 20,136,225 shares of common stock, 67,000 shares of Series A Stock and 117,055 shares of Series B Stock issued, outstanding and entitled to vote. For this purpose, each outstanding share of Series A Stock has been treated as having been converted into 30 common shares and each outstanding share of Series B Stock has been treated as having been converted into 750 common shares. The Company is in the process of increasing its authorized common number of shares to 400,000,000 shares at which time Series A and Series B stock will be exchanged for common shares. Upon conversion, these shares would aggregate 109,661,357 common shares.

      The following table sets forth the beneficial ownership as of June 30, 2006 with respect to the beneficial ownership of the Company's common stock by officers and directors, individually and as a group, and all holders of more than 5% of the common stock. For this purpose, each outstanding share of Series A Stock has been treated as having been converted into 30 shares of common stock and each outstanding share of Series B Preferred Stock has been treated as having been converted into 750 shares of common stock. Unless otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the beneficial owners indicated.

Name and Address of                      Amount and Nature of           Percent
Beneficial Owner                        Beneficial Ownership (1)       of Class
--------------------------------------------------------------------------------

Santo Petrocelli, Sr. (2)(7)                  19,741,667                17.80%

Cornell Capital Partners L.P.
101 Hudson Street
Jersey City, New Jersey 07302 (4)             12,074,739                10.15%

Richard Harriton (5)(7)                       27,840,007                20.29%

Matthew Harriton (3)(7)                        8,910,244                  7.7%

Gene E. Burelson (7)                                 -0-                    *

Wayne M. Celia (7)                                   -0-                    *

Joel S. Kanter (7)                                   -0-                    *

Arlen Reynolds (7)                                   -0-                    *

KSH Strategic Investments
575 Jericho Turnpike
Jericho, NY  11753 (6)                        10,316,500                 8.90%

Directors and Officers
as a Group (8 persons)                        13,052,959                 10.9%

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

(3) Mr. Matthew Harriton is our President, Chief Executive Officer, Chief Financial Officer and a director. Prior to the Share Exchange with HDS and currently, Mr. Harriton remains as CEO and a director of the Company. Mr. Harriton is also CEO and a director and the holder of approximately 32.1% of the outstanding common and Class B shares of Embryo Development Corp., a public company traded under the symbol "EMBR" which holds a 4.44% beneficial interest in us. The above number of shares beneficially owned includes 2,430,647 shares issuable upon the conversion of debt, 364,597 shares issuable upon exercise of a warrant granted for the extension of debt, and 4,000,000 of a total of 5,000,000 shares issuable upon exercise of a warrant granted as part of Mr. Harriton's employment agreement in May 2004, 2,000,000 of which are not exercisable until after the second anniversary of his employment agreement.

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

(5) The above number of shares beneficially owned by Mr. Richard Harriton includes 15,696,000 shares issuable upon the conversion of debentures, and 11,874,007 shares issuable upon the exercise of warrants granted in conjunction with convertible debentures and for the extensions of debenture debt of HDS. Both the convertible debenture and the related warrants have been converted to our debt and warrants. Mr. Richard Harriton is a related party of Mr. Matthew Harriton, a director and officer (See (3) above).

(6) The above number of shares beneficially owned by KSH Strategic Investment Fund includes 3,900,000 shares issuable upon the conversion of a debenture, 2,417,500 shares issuable upon the exercise of warrants granted in conjunction with a convertible debenture and for the extensions of such debenture debt of HDS. Both the convertible debenture and the related warrants have been converted to our debt and warrants. Cary Sucoff and Harvey Kohn, each a manager of KSH Strategic Investment Fund, hold voting and investment control over the shares held by KSH. Strategic Investment Fund.

(7) The address for these individuals is c/o Nesco Industries, Inc., 305 Madison Avenue, Suite 4510, New York, New York 10165

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of April 30, 2006 with respect to compensation plans and individual compensation arrangements under which the Company's common stock is authorized for issuance.

                                    Number of securities to    Weighted average exercise
                                    be issued upon exercise       price of outstanding         Number of securities
                                    of outstanding options,      options, warrants and       remaining available for
Plan Category                         warrants and rights                rights                   future issuance
                                              (a)                         (b)                           (c)
                                    --------------------------------------------------------------------------------
Equity compensation plans approved            -0-                         --                         1,000,000
by security holders (1)

Equity compensation plans not
approved by security holders              5,000,000(2)                   $0.15                           --
                                    --------------------------------------------------------------------------------
Total                                      5,000,000                     $0.15                       1,000,000
                                    ================================================================================

(1) The Company's 1999 Incentive Stock Option Plan ("1999 Plan"), which has been approved by the Company's Board of Directors and shareholders, expires on June 14, 2009.

(2) Includes options granted to Chairman Matthew Harriton in May 2004 exercisable for up to 5,000,000 shares of common stock of which 2,000,000 are immediately exercisable and 1,000,000 are exercisable on each of the first, second and third anniversaries of the agreement at an exercise price of $0.15. These options expire in May 2009.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships and related transactions of the Company for the prior two fiscal years are as follows :

      Between December 20, 2005 and June 23, 2006, the Company raised approximately $805,000 by issuing 11% per annum subsidiary senior secured notes of FMI pursuant to a note purchase agreement as amended and restated on February 1, 2006. Such subsidiary senior secured notes are secured by all the assets of FMI and, as amended in May 2006, are due on the earlier of July 31, 2006 or the completion of a financing of at least $500,000. The notes were issued to directors (Gene Burleson, $50,000, Arlen Reynolds, $20,000) and other related parties and affiliates (Kanter Family Foundation, $25,000, Richard Harriton, $70,000), as well third parties (Chicago Investments, Inc., $390,000 and CIBC, solely as Trustee for T-555, $250,000). $100,000 of the amounts borrowed from the initial investor in the senior secured notes may be converted into new instruments upon the completion of a proposed financing.

      Beginning in November 2005, the Company began raising short-term financing through financing its accounts receivable. Under this program, specific accounts receivable are sold at a discount and the Company retains the right to repurchase the accounts, subject to a 2% per month financing charge. Additionally, beginning in April 2006, borrowings under this arrangement were extended to customer purchase orders. The Company records this as a financing transaction in which the receivables sold are carried on the consolidated balance sheet and the amount to be repaid is reflected as a short-term debt. At April 30, 2006, approximately $92,000 of this liability was payable to Richard Harriton.

      The Company had an aggregate balance due to an affiliate, Embryo Development Corp., in connection with an $850,000 8% revolving line of credit, which expired in September 2002. The balance due on this obligation was approximately $15,000 at April 30, 2004. Subsequent to April 30, 2004, the balance with accrued interest has been paid in full. Embryo Development Corp. held approximately 11.4% of the common stock of HDS prior to the Share Exchange and currently holds approximately 4.44% of the common stock of the Company as a result of the exchange. HDS was a majority-owned subsidiary of Embryo Development Corp. Since the inception of HDS, Embryo Development Corp.'s equity interest has decreased as financings have occurred. Matthew Harriton, our President, Chief Executive Officer, Chief Financial Officer and director, is also CEO and a director and the holder of approximately 32.1% of the outstanding common and Class B shares of Embryo Development Corp.

      On January 25, 2002, the manufacturing facility of HDS was purchased by an entity owned by a related party, Mr. Richard Harriton, the father of Mr. Matthew Harriton, the then CEO and President of HDS and currently the CEO and President of the Company. In addition, Mr. R. Harriton has a beneficial ownership in the

Company of approximately 20.29% upon conversion of all outstanding warrants and debt issued to him and holds debt in the amount of $1,308,000 convertible to 15,696,000 shares of common stock as a result of the Share Exchange. On January 25, 2002, HDS entered into a lease with 2150 Cabot, LLC, an entity owned by Mr.
R. Harriton, which provides for minimum monthly rental payments of $11,687 and expires in 2012. The rent increases by 5% every two years for the duration of the lease. On September 30, 2002, in consideration for extension of certain debt due, the rent increase of 5% effective February 1, 2004 was increased by an additional 10%. The rent increases subsequent to that date, every two years, remain at 5% of the prior period amount inclusive of the 10% additional one-time increase. HDS also entered into a month to month lease for office space with another entity, Park Avenue Consulting, owned by Mr. R. Harriton in December 1, 2001 which terminated in April 2004. Unpaid rents of approximately $312,000, $77,000 and $229,000 were due to Mr. R. Harriton on these leases as of April 30, 2006, 2005 and 2004, respectively. In addition, Mr. Harriton made temporary advances to the Company during 2006 and 2005, of which approximately $243,000 and $78,000, respectively, is due to Mr. Harriton at April 30, 2006 and 2005.

      As of April 30, 2004, Mr. Richard Harriton had loaned HDS an aggregate of $1,308,000. HDS issued a series of convertible debentures in connection with these loans between the period of October 12, 1999 and August 7, 2003. On April 19, 2004, Mr. Harriton agreed, upon consummation of the Share Exchange, to extend the due dates of these debentures until December 31, 2005 and to exchange these debentures for 8% convertible debt of Nesco based on the same ratios in the Share Exchange (a ratio of approximately 9 Nesco common shares for 1 common share of HDS stock and 36 Nesco common shares for 1 preferred share of HDS stock). On May 25, 2004 the exchange was completed. This debt is convertible at approximately $0.08 per share into an aggregate of approximately 15,696,000 shares of Nesco. Mr. Harriton, was also granted, in consideration for an extension and exchange of the debt, a warrant to acquire one share of Nesco common stock at an exercise price of $0.15 for a term of five years for each dollar of HDS debt for an aggregate of the issuance of 1,308,000 warrants. The balance due on the note at April 30, 2006 is approximately $1,652,000 consisting of approximately $1,308,000 in principal, approximately $344,000 of accrued interest. Interest expense was approximately $105,000 for each of the years ended April 30, 2006 and April 30, 2005. In addition, Mr. Harriton exchanged an aggregate of 331,500 options and warrants of HDS for an aggregate of 10,566,000 warrants of Nesco based on the same ratios in the Share Exchange. These options/warrants are currently exercisable at prices that range between $0.08 -$0.39 and expire between six and seven years. Compensation expense approximating $889,000 was recorded on May 25, 2004 for the increase in the fair value of these vested HDS options/warrants as a result of the exchange.

      At April 30, 2004 we had notes payable, including interest, of approximately $370,000 due to Mr. Matthew Harriton, the President and CEO of HDS. The notes were at an interest rate of 10% per annum and collateralized by the accounts receivable of HDS. On May 1, 1999, 200,000 options, which were previously granted to Mr. M. Harriton under the terms of an employment agreement, were exercised at a price of $0.40 and 200,000 shares of common stock were issued. We received a promissory note dated May 1, 1999 from Mr. M. Harriton in the amount of $80,000 for payment of the shares. The note matured on May 1, 2004, with interest at 8% and was secured by the related securities. On May 25, 2004, this note and related interest in the aggregate amount of $112,000 was cancelled and applied as a reduction of the notes due to the officer. At April 30, 2004, HDS also owed Mr. M. Harriton approximately $113,000 in accrued payroll. On May 25, 2004, the remaining aggregate balance of approximately $365,000 due to Mr. M. Harriton on that date was exchanged for convertible 8% debentures of Nesco which mature in December 2005. This debt is convertible at approximately $0.15 per share into an aggregate of approximately 2,431,000 shares of Nesco. Mr. Harriton, was also granted, in consideration for an extension and exchange of the debt, a warrant to acquire one share of Nesco common stock at an exercise price of $0.15 for a term of five years for each dollar of HDS debt for an aggregate of the issuance of approximately 365,000 warrants. The balance due on the note at April 30, 2006 is approximately $421,000 consisting of approximately $365,000 in principal, approximately $56,000 of accrued interest. Interest expense was approximately $27,000 for each of the years ended April 30, 2006 and April 30, 2005.

      At April 30, 2004, HDS owed Mr. Geoffrey Donaldson, the COO of HDS until December 19, 2005, approximately $439,000 in accrued payroll. On May 25, 2004, this obligation due to Mr. G. Donaldson was exchanged for a convertible 8% debenture of Nesco which matures in December 2005. This debt is convertible at approximately $0.15 per share into an aggregate of approximately 2,924,000 shares of Nesco. Mr. Donaldson, was also granted, in consideration for an extension and exchange of the debt, a warrant to acquire one share of Nesco common stock at an exercise price of $0.15 for a term of five years for each dollar of HDS debt for an aggregate of the issuance of approximately 439,000 warrants. The balance due on the note at April 30, 2006 is approximately

$507,000 consisting of approximately $439,000 in principal, approximately $68,000 of accrued interest. Interest expense was approximately $34,000 for the each of years ended April 30, 2006 and 2005. In addition, Mr. Donaldson exchanged an aggregate of 133,334 options of HDS for an aggregate of 1,200,000 warrants of Nesco based on the same ratios in the Share Exchange. These options are currently exercisable at $0.39 and expire in January 2006. Compensation expense approximating $23,000 was recorded on May 25, 2004 for the increase in the fair value of these vested HDS options/warrants as a result of the exchange.

      On May 25, 2004, the Company entered into a two-year consulting agreement with JMK Associates, an affiliate of Ronald Kuzon who was interim officer and consultant of OLDCO which provided for the issuance of 2,000,000 shares of common stock and a minimum monthly consulting fee of $7,500 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the 2,000,000 shares of common stock ($300,000 based on the market price of $0.15 on the date of the agreement) was charged to operations in the quarter ended July 31, 2004. As of April 30, 2006, the Company owes Mr. Kuzon approximately $34,000 in consulting fees associated with this agreement, net of expenses advanced on his behalf.

      On May 25, 2004, the Company entered into a one-year advisory services agreement with Marlin Financial Group, Inc. which provided for the issuance of 681,667 shares of common stock and a minimum monthly consulting fee of $6,250 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the shares ($102,250 based on the market price of $0.15 on the date of the agreement) was charged to operations in the quarter ended July 31, 2004. On December 17, 2004, the Company terminated the agreement which was cancelable by either party after six months. On January 5, 2005, the Company issued an aggregate of 908.89 shares of Series B Preferred shares (convertible into 681,667 common shares) as per the agreement.

      On July 1, 2004, the Company entered into an investment banking agreement with Sloan Securities Corp. for the sale of up to $3,000,000 principal amount of the Company's 8% senior secured convertible notes due December 1, 2005, with interest payable on December 1 and June 1 semi-annually, either in cash or common stock, and convertible into common stock at $0.15 per share. The notes are secured by the assets of the Company. Each note was issued with a five-year warrant to purchase shares of the Company's common stock at $0.25 per share or 666,667 warrants for each $100,000 of principal amount of notes purchased. As a result of the agreement, which terminated on September 30, 2004, the Company received $2,295,000 in gross proceeds in connection with this agreement convertible into 15,300,000 common shares and issued warrants to purchase 15,300,000 shares. Under the terms of the private placement the Company agreed to undertake to register the common stock issuable upon the conversion of the notes and the exercise of the warrants. The balance due on the notes at April 30, 2006 is approximately $2,465,000 consisting of approximately $2,295,000 in principal, approximately $170,000 of accrued interest. Interest expense for the years ended April 30, 2006 and 2005 was approximately $183,000 and $136,000. On December 1, 2004, the Company issued 390,305 shares of common stock as payment for the interest due in the aggregate of approximately $59,000. Financing fees in connection with this agreement approximated $286,000 and were amortized over the term of the convertible notes. At April 30, 2006, none of this debt had been converted.

      In connection with this agreement, the Company issued the broker warrants to acquire 5,052,600 shares of Nesco common stock at an exercise price of $0.15 per share. The fair value of the warrants ($405,000) was charged to operations over the life of the underlying debt.

      Additionally, under the terms of a related registration rights agreement, the Company was required to file a registration statement to effectively register the common stock issuable upon the conversion of the notes and exercise of the warrants no later than 60 days after the termination of the offering. As the Company did not file the required registration statement until January 27, 2005, liquidated damages in the amount of 2% per month of the aggregate purchase price were required to be paid in cash under the terms of the agreement. The holders of the notes agreed to accept this payment in the aggregate of $91,800 in common stock of the Company. The fair value of the shares due ($91,800) has been charged to operations and this expense is included in current liabilities as these shares have have not been issued at April 30, 2006. The Company was also required to have such registration statement declared effective by July 27,

2005. In November 2005, the Company withdrew the registration statement. Penalties of 2% per month accrue for the failure to have the registration statement declared effective. Interest on the unpaid penalties accrues at 18% per annum. Accrued penalties and related interest on penalties were approximately $548,000 at April 30, 2006 and continue to accrue at approximately $47,000 per month plus interest.

      On August 23, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an investment firm. Under the terms of the agreement, the investment firm has committed to purchase up to $10,000,000 of the Company's common stock at a purchase price equal to 98% of the market price at the time of purchase. The investment firm is entitled to a 5% commission per transaction. The equity line could be drawn down upon (a) an increase in the authorized shares of the Company and (b) a registration statement covering the shares being declared effective by the SEC. Amending the Certificate of Incorporation requires vote of, or notification to, shareholders. On November 16, 2004 the Company filed a preliminary information statement with the Securities and Exchange Commission ("SEC") to allow the Company to increase the number of common shares it is authorized to issue. On November 4, 2005, the Company withdrew the registration statement thereby effectively terminating the financing. No proceeds were or will be raised under this financing.

      As consideration for entering into the Standby Equity Distribution Agreement, we granted Cornell Capital Partners, LP 3,266.66 shares of Series B Preferred Stock (convertible into 2,450,000 common shares) and paid a $70,000 cash consulting fee. In addition, we granted the placement agent 66.66 shares of Series B Preferred shares (convertible into 50,000 common shares). The fair value of the shares ($625,000) as well as $17,500 in fees and the $70,000 cash consulting fee associated with this agreement were recorded on the balance sheet as stock issuance costs in the quarter ended October 31, 2004. Such costs were charged to operations in the fiscal year ended April 30, 2005.

      On November 1, 2004, the Company entered into a one-year advisory services agreement with Strategic Corporate Initiative, Ltd. which provides for compensation of $10,000 per month, of which $1,800 shall by payable in cash and $8,200 shall be payable, at the Company's discretion, in cash or in common stock of the Company. The common stock payment shall be based each month on the closing bid price of the Company's common stock on the first day of the month for which payment is due. The consultant shall have customary piggyback registration rights with respect to any shares issued under this agreement As of April 30, 2006 the Company has accrued the monthly minimum compensation of $1,800. The fair value of the shares due under the agreement ($98,400) has been charged to operations ($46,200 in each year ended April 30, 2006 and 2005) and this expense is included in current liabilities as these shares have not been issued at April 30, 2006.

      On November 15, 2004, the Company entered into a one-year consulting agreement with Waterville Investment Research, Inc. for research and public relations services which provided for the issuance of 276,000 shares of restricted common stock and a one-time consulting fee of $500. The fair value of the shares due under the agreement ($46,920 based on the market price of $0.17 on the date of the agreement) has been charged to operations and this expense is included in current liabilities as these shares have not been issued at April 30, 2005. In December 2005, the Company issued 368 Preferred B shares of the Company (which are convertible into 276,000 shares of common stock) in order to settle this obligation in stock.

      On December 14, 2004, the Company entered into two four-month consulting agreements with Barry Constantine and Jordan Warshafsky for advisory services related to financial matters and marketing. Each agreement provides for the payment of a monthly fee of $7,800 and the issuance of a five-year warrant to purchase 40,000 shares of the common stock of the Company exercisable at the closing price on the date of the agreement ($0.15). The warrants vest at the rate of 10,000 shares per month. The fair value of the warrants ($12,000) were charged to operations in the fiscal year ended April 30, 2005. These agreements were not paid according to their terms and in February 2006, the Company reached a settlement with Mr. Constantine and Mr. Warshafsky calling for 6 monthly payments of $1,593.75 and $943.75, respectively followed by six monthly payments of $4,781.25 and $2,831.25, respectively.

      On December 20, 2004, the Company entered into a one-year advisory services agreement with Ira Siegel which provides for compensation in the form of a five year warrant to purchase 204,000 shares of the common stock of the Company at an exercise price of $0.15. The warrants vest at the rate of 1/3 immediately, 1/3 on the six month anniversary of the agreement and 1/3 one year from the agreement date. The fair value of the warrants was charged to operations as they vested, $20,400 and $10,200, respectively, in the fiscal years ended April 30, 2006 and 2005.

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

3.7               Form of Warrant

3.8               Form of 8% Convertible Debenture

4.1(a)            Common Stock Certificate

4.2(a)            1999 Incentive Stock Option Plan

10.1(c) Share Exchange Agreement by and among HDS, Nesco, HDS Signatory Stockholders and Nesco Signatory Stockholders dated April 29, 2004.

10.2(d) Stock Purchase and Assumption Agreement dated as of May 13, 2004 as amended between Company and NAC Calabria Acquisition Corporation

10.3(d) Accounts Receivable Transfer Agreement dated as of May 28, 2004 as Registrant and the NAC entities

10.4(d) Employment Agreement between Company and Matthew Harriton dated as of May 19, 2004.

10.5(d) Stock Option Agreement between Company and Matthew Harriton dated as of May 25, 2004.

10.6(e) Amended and Restated Employment Agreement between Company and Matthew Harriton dated as of November 22, 2004.

10.7 Advisory Services Agreement between Company and JMK Associates dated as of May 25, 2004.

10.8(h) Securities Purchase Agreement between Company and Sloan Securities Corp. dated as of July 1, 2004.

10.9(h) Standby Equity Distribution Agreement between Company and Cornell Capital Partners, LP dated as of August 23, 2004.

10.10(h) Registration Rights Agreement between Company and Cornell Capital Partners, LP dated as of August 23, 2004.

10.11(i) Placement Agent Agreement between Company and Newbridge Securities Corporation, Cornell Capital Partners, LP dated as of August 23, 2004.

10.12(i) Agreement between H.H. Brown Shoe Technologies, Inc. doing business as Dicon Technologies, Hydrogel Design Systems, Inc. and a wholly owned subsidiary of Hydrogel Design Systems, Inc. to be formed and dated October 3, 2006.

10.13(i) Addendum to Agreement between H.H. Brown Shoe Technologies, Inc. doing business as Dicon Technologies, Hydrogel Design Systems Inc. and a wholly owned subsidiary of Hydrogel Design Systems, Inc. to be formed and dated January 18, 2006.

10.14(i) Amended and Restated Note Purchase Agreement by and Between Foam Manufacturing, Inc., Chicago Investments, Inc. and The Additional Investors Party Hereto, dated February 1, 2006

10.15(i) Commercial lease dated February 1, 2006 between Hamilton Transit Corporate Center and Foam Manufacturing Inc.

10.16* Promissory Note dated June 23, 2006 between Hydrogel Design Systems, Inc. and Foam Manufacturing Inc. in favor of H.H. Brown Shoe Technologies, Inc. (doing business as Dicon Technologies, Inc.) and related Security Agreement dated June 23, 2006.*

10.16* Security Agreement dated June 23, 2006 between Hydrogel Design Systems, Inc., Foam Manufacturing Inc. and H.H. Brown Shoe Technologies, Inc. (doing business as Dicon Technologies, Inc.) and related Security Agreement dated June 23, 2006.*

16.1              (g) Letter from BP Audit Group re: Change in Company's
                  Certifying Accountant

99.2(f) HDS Audited Consolidated Financial Statements for the years April 30, 2004 and 2003.

31 Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

(a) Filed as Exhibits with the Company's Registration Statement on Form 10-SB filed with the SEC on November 30, 1999, and incorporated by reference herein.
(b) Filed as an Exhibit with the Company's Annual Report on Form 10-KSB filed with the SEC on August 13, 2002, and incorporated by reference herein.
(c) Filed as an Exhibit with the Company's Current Report on Form 8-K filed with the SEC on June 9, 2004, and incorporated by reference herein.
(d) Filed as an Exhibit with the Company's Quarterly Report on Form 10-QSB filed with the SEC on October 22, 2004, and incorporated by reference herein.
(e) Filed as an Exhibit with the Company's Quarterly Report on Form 10-QSB filed with the SEC on March 22, 2005, and incorporated by reference herein.
(f) Filed as an Exhibit with the Company's Current Report on Form 8-K/A (Amendment No.1) filed with the SEC on August 9, 2004, and incorporated by reference herein.
(g) Filed as an Exhibit with the Company's Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on October 20, 2004, and incorporated by reference herein.
(h) Filed as Exhibits with the Company's Registration Statement on Form SB-2 filed with the SEC on January 31, 2005, and incorporated by reference herein.
(i) Filed as an exhibit to the Company's Form 10-QSB for the three and six months ended October 31, 2005 filed with the SEC on April 28, 2006.

* Filed herewith.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent accountants, Rothstein Kass & Company, P.C. applicable to the fiscal years ended April 30, 2006 and 2005:

      Fee category                     2006              2005
      ------------                     ----              ----
      Audit fees                      $75,700           $75,000
      Audit-related fees                   --                --
      Tax fees                             --                --
      All other fees                       --                --
                                      -------           -------
      Total fees                      $75,700           $75,000
                                      =======           =======

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NESCO INDUSTRIES, INC.

                                               By:/s/ Matthew Harriton
                                                  ------------------------------
                                                  Matthew Harriton, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                              Title                       Date
---------                              -----                       ----

/s/ Matthew Harriton          President and Director               July 27, 2006
----------------------        Principal Executive
Matthew Harriton              And Principal Financial Officer


/s/ Arlen Reynolds            Chairman of the Board, Director      July 25, 2006
----------------------
Arlen Reynolds


/s/ Gene E. Burelson          Director                             July 27, 2006
----------------------
Gene E. Burelson


/s/ Wayne Celia               Director                             July 31, 2006
----------------------
Wayne Celia

/s/ Joel S. Kanter            Director                             July 25, 2006
----------------------
Joel S. Kanter

                                INDEX TO EXHIBITS

No.                                Description
---                                -----------
31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.