Form 10QSB
period 2006-07-31
NESCO INDUSTRIES INC
filed 2006-09-12
CIK 1099609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For quarterly period ended July 31, 2006

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission File Number: 000-28307

                             NESCO INDUSTRIES, INC.
                             ----------------------
        (Exact name of Small Business Issuer as specified in its charter)

             Nevada                                         13-3709558
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation of organization)                       Identification Number)

                         305 Madison Avenue, Suite 4510
                            New York, New York 10165
                            ------------------------
                    (Address of principal executive offices)

                                 (212) 986-0886
                                 --------------
                 (Issuer's telephone number including area code)

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

                                 Yes |_| NO |X|

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date:

              Class                           Outstanding at August 15, 2006
           ------------                       ------------------------------
           Common Stock                                 20,136,225

Transitional Small Business Disclosure Format: Yes |_| No |X|

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Part I - Financial Information

    Item 1. Interim Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheet........................    1

            Condensed Consolidated Statements of Operations.............    2

            Condensed Consolidated Statements of Cash Flows.............    3

            Condensed Consolidated Statement of Stockholders' Deficit...    4

            Notes to Unaudited Condensed Consolidated Financial
              Statements................................................  5 - 13

    Item 2. Management's Discussion and Analysis or Plan of
              Operations................................................ 14 - 17

    Item 3. Controls and Procedures.....................................    18

Part II. - Other Information............................................    19

Signatures..............................................................    20

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                  July 31,
                                                                                    2006
                                                                                    ----
                                                                                (unaudited)
                                                                                -----------
ASSETS
Current assets
  Cash                                                                          $    21,000
  Accounts receivable                                                               142,000
  Inventories                                                                       202,000
  Prepaid expenses and other current assets                                          15,000
                                                                                -----------

      Total current assets                                                          380,000

Property and equipment, net of accumulated depreciation
  and amortization of approximately $1,876,000                                    1,036,000
Other assets - deposits and other                                                    49,000
                                                                                -----------

                                                                                $ 1,465,000
                                                                                ===========
LIABILITIES AND STOCKHOLDERS'  DEFICIT
Current liabilities
  Current portion of note payable to Dicon                                      $    83,000
  Secured accounts receivable and purchase order financing,
    including $167,000 payable to a related party                                   173,000
  Subsidiary senior secured notes payable and interest, including
    $168,000 payable to related parties                                             833,000
  Convertible debentures, including interest and penalties, in default
    ($3,223,000 is secured by the assets of the Company and another
    $2,622,000 is payable to related parties and current or former officers)      6,689,000
  Note and interest payable, in default                                             720,000
  Customer deposits                                                                 875,000
  Accounts payable and accrued expenses                                           1,112,000
  Stock to be issued                                                                190,000
  Due to related party and affiliates                                               545,000
                                                                                -----------
      Total current liabilities                                                  11,220,000
                                                                                -----------
Non-current liabilities
  Note payable to Dicon                                                             250,000
  Deferred sublease income                                                           59,000
                                                                                -----------
      Total non-current liabilities                                                 309,000
                                                                                -----------
Commitments and contingencies
Stockholders' deficit
  Series A convertible preferred stock, $.001 par value, authorized
    850,000 shares, 67,000  issued and outstanding                                       --
  Series B convertible preferred stock, $.001 par value, authorized
    150,000 shares, 117,055 issued and outstanding                                       --
  Common stock, $.001 par value, authorized 25,000,000 shares,
    20,136,225  issued and outstanding                                               20,000
  Additional paid-in-capital                                                     14,396,000
  Accumulated deficit                                                           (24,480,000)
                                                                                -----------
      Total stockholders' deficit                                               (10,064,000)
                                                                                -----------
                                                                                $ 1,465,000
                                                                                ===========

See notes to unaudited condensed consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three months ended July 31,
                                                     ---------------------------
                                                        2006             2005
                                                        ----             ----
                                                    (unaudited)      (unaudited)
Revenues                                           $    391,000     $    386,000

Cost of revenues                                        617,000          246,000
                                                   -----------------------------

Gross profit (loss)                                    (226,000)         140,000
                                                   -----------------------------

Operating expenses -
  General and administrative                            274,000          278,000
  Stock compensation charge                               7,000           35,000
                                                   -----------------------------
      Total operating costs                             281,000          313,000
                                                   -----------------------------

Loss from operations                                   (507,000)        (173,000)
                                                   -----------------------------

Other income (expenses)
  Sublease income                                        12,000           12,000
  Amortization of debt discount                              --         (702,000)
  Interest  and other expense                           (94,000)         (78,000)
  Interest expense, related parties                     (47,000)         (43,000)
  Amortization of financing costs                            --         (126,000)
  Penalties under registration rights agreement        (163,000)         (92,000)
                                                   -----------------------------
                                                       (292,000)      (1,029,000)
                                                   -----------------------------
Net loss                                           $   (799,000)    $ (1,202,000)
                                                   -----------------------------
Weighted average common shares
  Basic and diluted                                  19,485,000       17,467,000
                                                   -----------------------------

Net loss per common share
  Basic and diluted                                $      (0.04)    $      (0.07)
                                                   -----------------------------

See notes to unaudited condensed consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three months Ended July 31,
                                                                              ---------------------------
                                                                                  2006           2005
                                                                                  ----           ----
                                                                              (unaudited)     (unaudited)
Cash flows from operating activities
  Net loss                                                                   $  (799,000)    $(1,202,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Stock and warrants issued for services                                       7,000          35,000
      Depreciation and amortization                                               56,000          42,000
      Amortization of debt discount                                                   --         702,000
      Amortization of financing costs                                                 --         126,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                        (57,000)       (100,000)
      Inventories                                                               (102,000)        (10,000)
      Prepaid expenses and other current assets                                    4,000          28,000
      Accrued penalties and interest (included in Convertible debentures)        163,000              --
      Customer deposits                                                           35,000              --
      Accounts payable, accrued expenses and other                               224,000         177,000
      Interest payable                                                           191,000         113,000
      Due to affiliates                                                           39,000          68,000
      Deferred sublease income                                                   (12,000)        (12,000)
                                                                             ---------------------------

Net cash used in operating activities                                           (251,000)        (33,000)
                                                                             ---------------------------

Cash flows from investing activities
  Purchase of equipment                                                         (130,000)             --
                                                                             ---------------------------
Net cash used in investing activities                                           (130,000)             --
                                                                             ---------------------------

Cash flows from financing activities
  Proceeds from issuance of subsidiary senior secured notes                      325,000              --
  Proceeds from accounts receivable financing                                    194,000              --
  Payments of accounts receivable financing                                     (144,000)             --
  Payments from affiliate                                                             --          30,000
                                                                             ---------------------------
Net cash provided by financing activities                                        375,000          30,000
                                                                             ---------------------------

Net decrease in cash                                                              (6,000)         (3,000)
Cash
  Beginning of period                                                             27,000          22,000
                                                                             ---------------------------
  End of period                                                              $    21,000     $    19,000
                                                                             ---------------------------
Supplemental disclosure of cash flow information,
  Cash paid during the period for interest                                   $        --     $     1,000
                                                                             ---------------------------
Supplemental disclosure of non-cash investing and financing
 activities:
  Note payable to Dicon for purchase of equipment                            $   330,000     $        --
                                                                             ---------------------------
  Reclassify expired stock repurchase obligation to equity                   $   330,000     $        --
                                                                             ---------------------------
  Stock issued for interest payment on convertible debentures                $        --     $    93,000
                                                                             ---------------------------

See notes to unaudited condensed consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

Three months ended July 31, 2006

                                                            Nesco
                                   Series A               Series B
                                 Convertible             Convertible
                               Preferred Stock        Preferred Stock           Common Stock          Additional
                             -------------------    ------------------    ------------------------      Paid-in       Accumulated
                               Shares     Amount     Shares     Amount      Shares         Amount       Capital         Deficit
                             --------    -------    -------    -------    ----------    ----------   ------------    ------------
Balances, May 1, 2006          67,000         --    117,055         --    17,736,225        18,000     14,061,000     (23,681,000)

Expiration of share
  repurchase obligation                                                    2,400,000         2,000        328,000               0
Stock compensation
  charge                                      --                    --                          --          7,000               0
Net loss                                                                                                                 (799,000)
                             ----------------------------------------------------------------------------------------------------
Balances, July 31, 2006,
  unaudited                    67,000    $    --    117,055    $    --    20,136,225    $   20,000   $ 14,396,000    $(24,480,000)
                             ====================================================================================================

See notes to unaudited condensed consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying interim condensed consolidated financial statements and the accompanying notes included herein have been prepared by the Company without audit, in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and therefore do not include all information and notes normally provided in the annual consolidated financial statements. These interim condensed consolidated financial statements should, therefore, be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company for the year ended April 30, 2006. These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for the three months ended July 31, 2006 and 2005. The results of operations for the three months ended July 31, 2006 and 2005 are not necessarily indicative of the results for the full year.

Note 2. Discussion of the Company's Activities; Liquidity and Going Concern

Organization - Nesco Industries, Inc. (hereinafter referred to as "Nesco" or, together with its wholly-owned subsidiaries, the "Company") is a Nevada corporation whose principal business is conducted through its wholly-owned subsidiaries, Hydrogel Design Systems, Inc. ("HDS") and, since January 2006, Foam Manufacturing, Inc. ("FMI"). HDS is engaged in the manufacturing, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel, which is used in various medical and cosmetic consumer products. FMI is engaged in the manufacture and sale of patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts for use in the cosmetic, medical, and household markets. The Company acquired the rights to produce the FMI products during October 2005, by agreement granting it the exclusive rights to manufacture and distribute these products in North America as described further in Note 4 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB.

Liquidity and Going Concern - At July 31, 2006, the Company had cash of approximately $21,000, an accumulated deficit of approximately $24,480,000, a working capital deficit of approximately $10,840,000 and, for the three months then ended, incurred a net loss of approximately $799,000 and used approximately $381,000 of cash in operations and investing activities. Additionally, at July 31, 2006, approximately $7,409,000 of debt (including interest and penalties) is in default and notes payable of approximately $833,000 (including interest) at July 31, 2006 become due on October 31, 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's plan to deal with this uncertainty is to raise capital, attempt to negotiate an extension of, or refinance, the convertible debt and note payable and to improve operations through its ongoing activities and the new activities of FMI (which has not yet achieved profitability). However, there can be no assurance that managements' plan to raise capital or improve operations can result in the Company's continued operation as a going concern.

The accompanying interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3. Manufacturing Agreement and Related Activities

On October 3, 2005, the Company entered into a manufacturing agreement (the "Agreement") with an entity affiliated with a director of the Company ("Dicon") as described in its Annual Report on Form 10-KSB for the year ended April 30, 2006. Pursuant to that agreement, the Company had the right to purchase certain "second line" equipment from Dicon. In June 2006, the Company paid $50,000 in cash and executed a three year note payable to Dicon for $330,000 in connection with the purchase of such equipment.

The Company has been purchasing a significant amount of its materials requirements under the Agreement with Dicon directly from Dicon. As such, the Company owes Dicon approximately $215,000 at July 31, 2006. Dicon has allowed the Company to pay under extended credit terms due to the early start-up of production to date.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of July 31, 2006, such "second line" equipment was not yet operational as electrical and other work necessary to its installation has not been completed.

Note 4. Short Term Financing

Subsidiary Senior Secured Notes - During the three months ended July 31, 2006, the Company raised approximately $325,000 by issuing additional 11% per annum subsidiary senior secured notes of FMI pursuant to a note purchase agreement as amended and restated on February 1, 2006. Such amount raises the total amount outstanding under such agreement to approximately $805,000. Such subsidiary senior secured notes are secured by all the assets of FMI and, as amended in September 2006, are due on the earlier of October 31, 2006 or the completion of a financing of at least $500,000. The notes were issued to directors and other related parties as well as third parties. $100,000 of the amounts borrowed from the initial investor in the senior secured notes may be converted into convertible debt and warrants upon the completion of a proposed financing. Any debt discount associated with such convertible and warrant features will be recognized once the final terms of the proposed financing are determined.

Accounts Receivable Financing - Beginning in November 2005, the Company began raising short-term financing by accounts receivable financing. Under this program, specific accounts receivable are sold at a discount and the Company retains the right to repurchase the accounts, subject to a 2% per month financing charge. Additionally, beginning in April 2006, borrowings under this arrangement were extended to customer purchase orders. The Company records this as a financing transaction in which the receivables sold are carried on the condensed consolidated balance sheet and the amount of the repayment is reflected as a short-term debt. At July 31, 2006, approximately $167,000 of this liability was payable to a related party.

Note 5. Long-Term Debt

Convertible Debentures, Including Interest and Penalties Payable, in Default

The Company has the following convertible debentures outstanding at July 31, 2006:

                                                              Face       Registration     Accrued
                                 Due date                    amount       penalties       interest         Total
                                 --------                    ------       ---------       --------         -----
Senior secured parties           December 1, 2005          $2,295,000      $711,000       $217,000      $3,223,000

Officers and related parties     December 31, 2005          2,111,000            --        512,000       2,623,000

Other third parties              December 31, 2005            625,000            --        218,000         843,000
                                                           ----------      --------       --------      ----------
    Subtotal                                               $5,031,000      $711,000       $947,000      $6,689,000
                                                           ==========      ========       ========      ==========

The original debt discount and amortization of debt discount for the three months ended July 31, 2006 and 2005 and annual interest expense on these instruments follows:

                                                    Amortization
                                               3 months ended July 31
                              Original Debt   -----------------------      Quarterly
Due to                           Discount         2006          2005       Interest
------                           --------         ----          ----       --------
Senior secured parties          $2,112,000    $       --    $  409,000    $   46,000
Officers and related parties     1,287,000            --       203,000        42,000
Other third parties                571,000            --        90,000        13,000
                                ----------    ----------    ----------    ----------
         Total                  $3,970,000    $       --    $  702,000    $  101,000
                                ==========    ==========    ==========    ==========

The debt discount has been fully amortized as of December 31, 2005.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Additional information about the convertible debentures listed above follows:

Convertible Debentures - Senior Secured Parties - In June 2004 the Company borrowed $100,000 under bridge loans bearing interest at 8%. The debt holders were also granted warrants to acquire 666,667 common shares at $0.15 per share. These loans were later converted into convertible debentures in connection with the investment banking agreement discussed below. The fair value of the bridge loan warrants of approximately $40,000 was charged to debt discount in a prior fiscal year.

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

In connection with these notes and a related registration rights agreement, the Company was required to file a registration statement to register the common stock issuable upon the conversion of the notes and exercise of the warrants no later than November 27, 2005, 60 days after the completion of the financing. The Company did not file the required registration statement until January 27, 2005 and damages in the amount of approximately $92,000 (2% per month of the aggregate purchase price) were required to be paid in cash under the terms of the agreement. The holders of the notes agreed to accept this payment in the aggregate of approximately $92,000 in common stock (556,865 shares) of the Company. The fair value of the shares due has been charged to operations and this expense is included in current liabilities as these shares have not been issued as of July 31, 2006. In addition, the Company was required to have the registration statement declared effective no later than June 27, 2005. As the registration statement has not been declared effective, penalties in the amount of 2% per month of the aggregate purchase price are required to be paid in cash under the terms of the agreement. Interest accrues on the unpaid penalties at the rate of 18% per annum for each month that they are unpaid. Penalties and interest charged to operations for the three months ended July 31, 2006 and total penalties and interest outstanding at July 31, 2006 are approximately $163,000 and $711,000 respectively.

Financing fees in connection with this agreement approximated $285,000. In addition, the Company issued warrants to a broker to acquire 5,052,600 shares of Nesco common stock at an exercise price of $0.15 per share. Such warrants had a fair value at the date of issuance of approximately $407,000. These fees and warrant costs were charged to operations as deferred finance costs over the term of the convertible notes including approximately $42,000 in the three months ended July 31, 2005.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Debentures - Officers and Related Party -

Related Party - As of April 30, 2004, a related party had loaned HDS an aggregate of $1,308,000. HDS issued a series of convertible debentures in connection with these loans between the period of October 12, 1999 and August 7, 2003. On April 19, 2004, the related party agreed, upon consummation of the 2004 share exchange agreement with Nesco (the "Share Exchange"), to extend the due dates of these debentures until December 31, 2005 and to exchange these debentures for 8% convertible debt of Nesco based on the same ratios in the Share Exchange (a ratio of approximately 9 Nesco common shares for 1 common share of HDS stock and 36 Nesco common shares for 1 preferred share of HDS stock). On May 25, 2004 the exchange was completed. In consideration for an extension and exchange of the debt, the debt holder was also granted a warrant to acquire one share of Nesco common stock at an exercise price of $0.15 for a term of five years for each dollar of HDS debt. Of the total $1,308,000 debt exchanged, approximately $75,000 was attributed to the fair value of the warrants, $1,121,000 was attributed to the intrinsic value of the beneficial conversion feature and the remaining $112,000 was recorded as a long-term debt.

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

Officers - As of April 30, 2004, HDS had outstanding debt due to two officers in the aggregate of approximately $803,000, which was comprised of approximately $552,000 in unpaid payroll and $251,000 in net notes payable including accrued interest. In April 2004, the officers agreed to exchange this debt for 8% convertible debentures of Nesco in connection with the Share Exchange in May 2004. This debt is convertible into common shares of Nesco at approximately $0.15 per share (the market price on the date of exchange). In consideration for an extension and exchange of the debt, the debt holders were also granted a warrant to acquire one share of Nesco common stock at an exercise price of $0.15 for a term of five years for each dollar of HDS debt. Of the total of approximately $803,000 in debt, approximately $46,000 was attributed to the fair value of the warrants, approximately $46,000 was attributed to the intrinsic value of the beneficial conversion feature and the remaining balance of approximately $711,000 was recorded as long-term debt. In December 2005, one of these officers resigned from the Company.

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

Convertible Debentures - Other Third Parties - As of April 30, 2004, HDS had outstanding 8% convertible debentures in the aggregate of $625,000, of which $325,000 were issued to a broker and $300,000 were issued to a series of investors in connection with a private placement in 2002. The debentures were due on October 31, 2003. On April 19, 2004, the debt holders agreed to exchange these debentures for 8% convertible debt of Nesco due on December 31, 2005 based on the same ratios in the Share Exchange (a ratio of approximately 9 Nesco common shares for 1 common share of HDS stock and 36 Nesco common shares for 1 preferred share of HDS stock). On May 25, 2004 the exchange was completed. This debt is convertible at approximately $0.08 per share into an aggregate of approximately 7,500,000 shares of Nesco. In consideration for the extension and exchange of the debt, the debt holders were also granted a warrant to acquire one share of Nesco common stock at an exercise price of $0.15 for a term of five years for each dollar of HDS debt for an aggregate of the issuance of 625,000 warrants. Of the approximately $625,000 of debt exchanged, approximately $36,000 was attributed to the fair value of the warrants, approximately $536,000 was attributed to the intrinsic value of the beneficial conversion feature and the remaining balance of $53,000 was recorded as long-term debt.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note and Interest Payable, in default - On January 24, 1997, HDS entered into a financing agreement with a customer for the purchase of $600,000 of manufacturing equipment from a third party. The agreement consisted of a promissory note in the amount of $600,000 bearing interest at 8% per annum and principal and interest due between three (3) and six (6) years from the anniversary date, depending upon the amount of product the customer ordered from the Company. The note has been amended several times, the most recent of which was on April 21, 2004. In that amendment, the lender agreed to amend and restate the note in the amount of $793,053 upon the completion of the Share Exchange with Nesco which occurred on April 29, 2004. The amended note bore interest at 11%, per annum (the default rate) until an aggregate interest payment of $84,000 was made on July 27, 2004. Thereafter, interest forward until the maturity date, December 31, 2005, is at 8%, per annum payable at maturity. In addition, the lender agreed to release its security position on the collateral 90 days after receipt, on August 13, 2004, of a payment of $200,000 against the principal balance. The balance due on the note at July 31, 2006 is approximately $720,000 consisting of approximately $555,000 in principal and $165,000 of accrued interest.

This note was not paid on the amended maturity date of December 31, 2005 and is now in default. The Company intends to attempt to negotiate an extension of the term of the debt. Interest expense approximated $11,000 for each of the three months ended July 31, 2006.

Note Payable to Dicon - On June 23, 2006, the Company executed a secured note payable to Dicon for $330,000 in connection with the purchase of certain equipment. The note bears interest at the prevailing prime rate, adjusted quarterly starting in December 2006, plus 1.5%. Monthly payments of principal and interest become due beginning in September 2006 and continue until maturity at August 31, 2009. Prime rate for the first payment was agreed to be 8% and the initial monthly payments will be approximately $11,000. The Company granted Dicon a first security interest in the underlying equipment which was purchased for a total price of $380,000.

In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" the Company has determined that the value of its derivative instruments have an immaterial value.

Note 6. Customer Deposits

At July 31, 2006, approximately $831,000 of the $875,000 of customer deposits represents deposits from one customer to be applied against future purchase orders. The deposit is non-refundable but applicable to future purchases from the Company until December 31, 2009. To the extent that any portion of the deposits is not used for purchases by the end of calendar year 2009, the deposits will be forfeited.

Note 7. Due to Affiliates

Due to affiliates at July 31, 2006 of approximately $545,000 consists primarily of temporary advances ($240,000) due to an entity owned by a related party and unpaid rent and real estate taxes ($305,000) on our principal manufacturing facility due to an entity majority-owned by a related party of the Company.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Stockholders' Deficit

May 25, 2004 Share Exchange - On May 25, 2004, HDS consummated a Share Exchange with Nesco whereby HDS became a majority-owned subsidiary of Nesco, and the holders of HDS common stock and debt acquired a majority interest of Nesco as described in the Company's Annual Report of Form 10-KSB for the year ended April 30, 2006. The Company had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the exchange agreement. However, the Company did not have the required number of authorized shares of common stock to complete the exchange on this basis. As such, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of common stock. Such amendment requires action by, or notification to, shareholders, which notification has been reflected in a November 16, 2004 preliminary information statement filed with the SEC. The information statement cannot be completed until all of the comments from the SEC are addressed and all required filings are brought up to current status. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

As part of the Share Exchange transaction, Nesco conditionally transferred its three wholly owned subsidiaries to a consultant and interim officer of Nesco who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify Nesco against any claims and, in exchange therefore, received 3,000,000 shares of common stock of Nesco and certain related registration rights. As additional consideration for the indemnification by the transferee, Nesco agreed that if the transferee could not in good faith resell the shares of common stock in an arm's length transaction during, as amended, the twenty-four month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or (ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such. Such repurchase right expired unexercised on May 25, 2006. As such, the Company's obligation to repurchase the 2,400,000 common shares was included in current liabilities at an aggregate of $330,000 (the maximum amount the Company would be required to pay in the event of redemption) until the expiration of this obligation on May 25, 2006 at which time the liability was reclassified to common stock and additional paid-in-capital.

Loss per Share - Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss, diluted net loss per share was the same as basic net loss per share for the three months ended July 31, 2006 and 2005, since the effect of any potentially dilutive securities would be antidilutive.

The loss per common share at July 31, 2005 includes the current outstanding common shares in the aggregate of 20,136,225 shares less the 2,400,000 shares which were subject to redemption (see "May 25, 2004 Share Exchange" above). At July 31, 2006, such 2,400,000 are no longer subject to redemption and are therefore included, subsequent to May 25, 2004, in the calculation of loss per share. The loss per share for the three months ended July 31, 2006 and 2005 does not include 117,055 and 116,687 shares, respectively, of Series B preferred shares which will be converted into 87,791,250 and 87,515,250 common shares, respectively, 67,000 shares of Series A preferred shares which will be converted into 2,010,000 common shares, and 2,916,308 common shares for the prior HDS common and preferred holders who have not yet exchanged their shares. Although the Series A and Series B preferred shares will be automatically exchanged for common shares upon the filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, they have been excluded from loss per common share, in accordance with the Emerging Issues Task Force ("EITF") 03-6 as these securities have no contractual obligation to share in the losses of the Company.

The following supplemental pro forma information is presented to illustrate the effects of the conversion of Series A and Series B preferred stock to common stock for the three months ended July 31, 2006 and 2005:

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                   Three months ended July 31,
                                                   ---------------------------
                                                     2006              2005
                                                     ----              ----

Net Loss                                        $    (799,000)    $  (1,202,000)
Weighed average common shares
 Outstanding, Basic and diluted                   110,268,000       109,910,000
Loss per common share, basic and diluted        $        (.01)    $        (.01)

The loss per common share does not include an aggregate of 56,436,304 warrants and options outstanding and 43,850,747 shares issuable under the terms of convertible debt. The effect of these securities would be antidilutive.

Stock Based Compensation - The Company has a stock-based employee compensation plan. Prior to May 1, 2006, the Company used the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. The following table illustrates the effect on net loss and loss per share for the three months ended July 31, 2006 and 2005 as if the Company had applied the disclosure only fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation".

                                                           Three months ended
                                                                July 31,
                                                                  2005
                                                                  ----
      Net loss, as reported                                   $(1,202,000)
      Add: Total stock-based employee compensation
      expense determined under fair value based
      method, net of related tax effects                           15,000
                                                              -----------
      Pro forma net loss                                      $(1,217,000)
                                                              ===========

      Net loss as reported                                    $     (0.07)
                                                              ===========
      Pro-forma net loss per share                            $     (0.07)
                                                              ===========

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards. The effective date of SFAS No. 123R for the Company is May 1, 2006. The Company has elected to adopt SFAS No. 123R using the "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the consolidated financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and all unvested share-based payments granted before the effective date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Significant Customers

Customers accounting for 10% or more of revenue for the three months ended July 31, 2006 and 2005 are as follows:

                                                Three Months
                                                 July 31,
                                            ------------------
                                            2006          2005
                                            ----          ----
         Customer A                          44%            0%
         Customer B                          17%            6%
         Customer C                          13%           24%
         Customer D                           3%           43%
                                             --            --
                                             77%           73%
                                             ==            ==

Accounts receivable from these customers aggregated approximately $66,000 at July 31, 2006.

Note 10. Commitments and Contingencies

Employment Agreement

On May 19, 2004, as amended on November 22, 2004, the Company entered into a three-year employment agreement with an officer calling for annual compensation of $120,000 until December 31, 2004, $200,000 effective January 1, 2005 and 10% increases each year on December 31, during the term of the agreement. See the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006 for a more complete description of this agreement including bonus and stock option provisions. Beginning in October 2005, the Company ceased making payments on this agreement due to its cash deficiency. Services continue to be provided and accruals continue to be made for unpaid compensation. At July 31, 2006, approximately $160,000 was included in accounts payable and accrued expenses for unpaid compensation under such employment agreement.

Consulting Agreements

On May 25, 2004, the Company entered into a two-year consulting agreement with an affiliate of an interim officer and consultant of the Company which provided for the issuance of 2,000,000 shares of common stock and a minimum monthly consulting fee of $7,500 to be credited against any other cash fees earned under the terms of the agreement. The agreement also provides for certain transaction fees to be paid to the consultant based on sales and contracts with strategic alliances. The fair value of the 2,000,000 shares of common stock ($300,000) was charged to operations in the quarter ended July 31, 2004. Unpaid fees at July 31, 2006 of approximately $35,000 are included in accounts payable and accrued expenses.

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

On November 1, 2004, the Company entered into a one-year advisory services agreement which provides for compensation of $10,000 per month, of which $1,800 shall by payable in cash and $8,200 shall be payable, at the Company's discretion, in cash or in common stock of the Company. The common stock payment shall be based each month on the closing bid price of the Company's common stock on the first day of the month for which payment is due. The consultant shall have customary piggyback registration rights with respect to any shares issued under this agreement. The fair value of the shares due under the agreement (approximately $98,000, calculated on a monthly basis to be 1,100,837 shares) has been charged to operations and this amount is included in current liabilities as these shares have not been issued at July 31, 2006. This agreement expired at the end of its term on November 1, 2005.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 15, 2004, the Company entered into a one-year consulting agreement for research and public relations services which provided for the issuance of 276,000 shares of restricted common stock and a one-time consulting fee of $500. The fair value of the shares due under the agreement (approximately $47,000 based on the market price of $.17 on the date of the agreement) was charged to operations in the fiscal year ended April 30, 2005 and this expense was included in current liabilities as these shares had not been issued. In December 2005, the Company issued 368 shares of Series B Preferred shares in settlement of approximately $47,000 of this common stock to be issued. Such shares are convertible into 276,000 shares of common stock of the Company.

On December 20, 2004, the Company entered into a one-year advisory services agreement which provides for compensation in the form of a five year warrant to purchase 204,000 shares of the common stock of the Company at an exercise price of $.15. The warrants vest at the rate of 1/3 immediately, 1/3 on the six month anniversary of the agreement and 1/3 one year from the date of the agreement. The fair value of the warrants vested (approximately $20,000) were charged to operations in the aggregate of approximately $10,000 in the prior fiscal year, approximately $10,000 each in the quarters ended July 31, 2005 and January 31, 2006.

Litigation

Except for the claims against former subsidiaries of Nesco, as described in the Company's April 30, 2006 10-KSB filing, the Company and its subsidiaries were not involved in any other material legal proceedings during the three months ended July 31, 2006.

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

Financial Risks

      o We have a limited operating history and we anticipate continued losses.
      o Our financial condition raises substantial doubt about our ability to continue as a going concern.
      o     We currently have significant amounts of debt in default.

Risks Related to our Business

      o     We are dependent on proprietary know-how. We hold limited patents.
      o We are dependent on the services of key personnel the loss of which would have a material adverse effect on our operations.
      o     We are dependent on outside suppliers for raw materials.
      o Our Foam Manufacturing Inc. operations were recently started and have all the attendant risks of any start-up operation.

Risks Related to Our Industry

      o     We are subject to governmental regulations.
      o Our products are subject to obsolescence; competition in the medical products field is intense and we represent a very small presence.
      o     Our products risk exposure to product liability claims.

Other Risks

      o Recent trading in our stock has been limited, so investors may not be able to sell as much stock as they want at prevailing market prices.
      o Future sales of shares of our common stock, including sales of shares which are convertible into common stock may negatively affect our stock price.
      o Our common stock may be affected by limited trading volume and may fluctuate significantly which may affect the value of our shares of common stock.
      o Our common stock is deemed to be "Penny Stock" which may make it more difficult for investors to sell their shares.

For a more complete listing and description of these and other risks that the Company faces please see our Annual Report on Form 10-KSB. The forward looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.

Overview, Background and History; Share Exchange Agreement

Nesco Industries, Inc. (hereinafter referred to as "Nesco" or, together with its wholly-owned subsidiaries, the "Company") is a Nevada corporation whose principal business is conducted through its wholly-owned subsidiaries, Hydrogel Design Systems, Inc. ("HDS") and, since January 2006, Foam Manufacturing, Inc. ("FMI"). HDS is engaged in the manufacturing, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel, which is used in various medical and cosmetic consumer products. FMI is engaged in the manufacture and sale of patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts for use in the cosmetic, medical, and household markets. The Company acquired the rights to produce the FMI products during October 2005, when it entered into an agreement which grants it the exclusive rights to manufacture and distribute these products in North America as described further in the Company's Annual Report on Form 10-KSB. Between January 2006 and April 2006, FMI's activities consisted of start-up activities and in April 2006 FMI made its first shipment to a customer. The Company expects FMI's operations to constitute a significant portion of its revenues going forward and FMI has a significant customer.

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

As part of this transaction, Nesco conditionally transferred its three wholly-owned subsidiaries, NAC, IAP and NACE, to a consultant and interim officer of Nesco who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify the Company against any claims and, in exchange therefore, received 3,000,000 shares of common stock of the Company and certain related registration rights. As additional consideration for the indemnification by the transferee, the Company agreed that if the transferee cannot in good faith resell the shares of common stock in an arm's length transaction during, as amended, the twenty four month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or
(ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such. The repurchase of the 2,400,000 common shares, which are subject to redemption by the transferee, have been included in current liabilities at an aggregate of $330,000, the maximum amount the Company would be required to pay in the event of redemption, until such obligation expired on May 26, 2006, at which time the shares were reclassified to common stock and additional paid in capital.

Results of Operations

Three months ended July 31, 2006 compared to the three months ended July 31,
2005

Results of operations for the three months ended July 31, 2006 reflect the following changes from the prior period:

                                              July 31,
                                              --------
                                        2006             2005           Change
                                        ----             ----           ------
     Sales                           $ 391,000       $  386,000       $   5,000
     Gross profit (loss)              (226,000)         140,000        (366,000)
     Stock compensation charge           7,000           35,000         (28,000)
     Other operating expenses          264,000          278,000         (14,000)
     Loss from operations             (507,000)        (173,000)        327,000
     Other expense                    (292,000)      (1,029,000)       (737,000)
     Net loss                       ($ 799,000)     ($1,202,000)     ($ 403,000)

Revenues in the three months ended July 31, 2006 consisted of approximately $237,000 of sales of HDS products and approximately $154,000 of FMI products. No FMI products were sold in the three months ended July 31, 2005. The decrease in HDS sales of approximately $149,000 (39%) results from sales to one significant customer in the three months ended July 31, 2005 which did not recur in the three months ended July 31, 2006. This shortfall was more than offset by initial sales of MFI products.

Gross profit was negatively impacted by operating losses at FMI of approximately $203,000 as a result of: (a) start-up activities, (b) fixed costs, such as occupancy, being spread over a low volume of revenue and (c) materials useage and labor expenses that reflect start-up production not volume production, among other factors. Additionally, gross profit on HDS products was negatively affected by HDS's fixed overhead costs being spread over approximately $149,000 lower sales volume.

Changes in stock compensation charge and other operating expenses were not significant but do reflect some reduction of corporate overhead expenses offset by some added operating costs related to FMI products. The decrease in other expense reflects principally the reduction in amortization of debt discount and financing costs of $828,000 in the three months ended July 31, 2006 due to such costs being fully amortized as of December 31, 2005. This reduction was partially offset by: (a) an increase in interest expense of approximately $20,000, in the three months ended July 31, 2006 due to higher debt levels and
(b) liquidated damages of approximately $163,000 in the three months ended July 31, 2006 associated with the Company's failure to perform under a registration rights agreement vs. approximately $92,000 in other penalties in the three months ended July 31, 2005.

Trends

The Company's historical revenue run rate is not at a level of profitable operations. The high fixed costs of maintaining a Good Manufacturing Practices ("GMP") manufacturing facility (including FDA regulated medical device manufacturing) and trained staff, operations continued to, and would likely continue to generate operating losses, in the absence of increased revenues. Revenue levels are highly dependant on the stage of development of customer projects. Customers order sporadically or in small production runs of items while they perform testing and market analysis. It is difficult to assess when large scale production orders may be received although several are being actively pursued. Revenue levels would need to increase significantly or other synergies would have to be developed for the business to generate operating income.

One strategic effort to increase revenue is the October 2005 manufacturing agreement with Dicon. In the Dicon Agreement we have acquired rights to produce and distribute, in North America, patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts that have characteristics that are somewhat similar to our HDS products. Further, these new products address many of the same markets, customers and end users as the HDS products, namely cosmetic, medical, and household markets. Furthermore, there are production similarities between the manufacturing processes for these new products and the HDS manufacturing processes. We have opened a manufacturing facility for production of these new products within close proximity to our existing HDS manufacturing facility. Therefore, our strategy in acquiring the rights under the Dicon Agreement is to achieve revenue growth as well as production, management and marketing synergies with our HDS business. The Company started selling these new products under the Dicon Agreement in the last week of April 2006. Sales from the last week of April 2006 through July 31, 2006 have aggregated approximately $181,000. During July 2006, the Company added an additional $380,000 of equipment to produce the Dicon Agreement products which equipment could become operational during the second fiscal quarter ending October 31, 2006. The start date for operations of this additional equipment is dependent on, among other things, completion of additional electrical work (and related approvals) which is still being evaluated, as well as the constraints of cash. It is expected that this additional equipment would add additional production and sales capacity. Currently, Dicon is the significant customer for these new products until the Company can generate its own sales and marketing opportunities.

There are new risks and uncertainties associated with FMI including the risks of start-up manufacturing and sales and the fact that financing for the purchase of assets has largely been provided by a bridge loan that matures, as amended, on October 31, 2006 and is secured by all of the FMI assets.

Liquidity, Capital Resources and Going Concern

The Company's liquidity at July 31, 2006 compared to April 30, 2006 is as follows:

                                         July 31,      April 30,
                                           2006           2006         Change
                                           ----           ----         ------

   Cash                                $    21,000    $    27,000    ($   6,000)
                                       -----------    -----------     ---------
   Deficit in working capital          $10,840,000    $10,214,000     $ 626,000
                                       -----------    -----------     ---------
   Liabilities in excess of assets     $10,064,000    $ 9,602,000     $ 462,000
                                       -----------    -----------     ---------

In December 2005, approximately $5,031,000 face amount of convertible notes and approximately $555,000 face amount of notes payable became due and were not paid. These amounts are now in default and, together with interest and penalties, aggregate approximately $7,409,000. The Company intends to attempt to negotiate an extension of the term of, or refinance, each of these debts.

Net cash used in operating and investing activities in the three months ended July 31, 2006 was approximately $381,000. These expenditures were largely funded by accounts receivable financing of approximately $51,000 and the issuance of additional subsidiary senior secured notes of approximately $325,000. The Company continues to experience losses from operations subsequent to July 31, 2006. The Company's subsidiary senior secured notes are due, as amended, on October 31, 2006 and the Company does not have the means to pay that debt. All of these factors, among others, indicate that the Company may be unable to continue operations as a going concern.

The Company currently does not have the liquidity or financing available to it to fund its operations for the next 12 months without additional capital being raised and/or forbearance from creditors. In the three months ended July 31, 2006, the following items impacted liquidity negatively:

      o     Losses from operations of approximately $500,000
      o Penalties and liquidated damages accrued of approximately $163,000 related to certain debt agreements
      o Approximately $83,000 of current portion of new non-current debt for purchase of equipment for the FMI products

The Company needs additional time to address its significant liquidity shortage over a longer term. Over that longer term, the Company will attempt to improve its liquidity through a combination of measures including: (a) renegotiating the term of, or refinancing existing indebtedness if possible, (b) increasing revenues at its Hydrogel operation, (c) increasing Company wide revenues by the manufacture and sale of the FMI products, (d) raising a significant amount of capital on a more permanent basis and (e) other measures.

Commitments for capital expenditures -

In June 2006, the Company purchased certain "second line" equipment as contemplated under the Dicon Agreement for $380,000. Such amount was paid $50,000 in cash and $330,000 under a three year note with interest at prime plus

1.5% per annum. The installation and operation of such equipment implies the additional expenditure on equipment and leasehold improvements of more than $175,000. There are no other material commitments for capital expenditures. Item

3. Controls and Procedures

Disclosure Controls and Procedures. The Company's limited cash resources have inhibited the Company's efforts to devote the resources necessary to file its periodic reports with the SEC in a timely fashion during significant periods of 2005 and into 2006. In addition, after considering comments received from the Securities and Exchange Commission, the Company's management and audit committee concluded that the Company needed to restate its Form 10-QSB for the quarter ended July 31, 2005 and its Form 10-KSB for the year ended April 30, 2005 to correct errors in the application of accounting principles with respect to the accounting for deferred stock issuance costs in the original such filings. The material weaknesses related to the issues described above are being remediated as a result of processes being implemented by the Company, consulting resources being devoted to financial reporting, and raising capital which permits the Company to apply additional resources to its financial reporting and disclosure obligations.

We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer (who are the same person), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")). Controls over: (a) the application of accounting policies and
(b) timely preparation and filing of periodic reports, are within the scope of internal controls. Based on an evaluation performed, the Company's principal executive officer and principal financial officer (who are the same person), has concluded that the disclosure controls and procedures were not effective as of April 30, 2005, to provide reasonable assurance of the achievement of these objectives stated above. Changes were implemented to address this deficiency as described below and as a result of an evaluation performed, the Company's principal executive and principal financial officer have concluded that the disclosure controls and procedures were effective as of July 31, 2006 to provide reasonable assurance of the achievement of these objectives stated above.

Internal Controls over Financial Reporting. Changes have been implemented in the Company's internal control over financial reporting during the fiscal year ended April 30, 2006 and the quarter ended July 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting including the following (a) in January 2006, the Company's Chief Financial Officer resigned, (b) additional capital has been raised which has in part been devoted to improving the Company's internal controls, (c) in March 2006, the Company retained a financial reporting consultant to assist it with its SEC reporting and compliance, (d) processes and procedures over financial reporting have been improved and as a result, (e) the Company is now current with its reporting to the SEC.

Inherent Limitations on Effectiveness of Internal Controls

The Company's management, including the chief executive officer and chief financial officer (who are the same person), do not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all fraud that could occur. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II- OTHER INFORMATION

Item 1. - Legal Proceedings

During August 2006, the Company was served with a judgment filed with the Clerk of Southern District of New York on March 13, 2006 in the amount of $227,126.02 in favor of Universal Bonding Insurance Company as Defendant/Judgment Creditor, and against the Company and its former subsidiary National Abatement Corp. who were all named as Defendants/Judgment Debtors in a matter entitled Trustees of the Mason Tenders District Council Welfare Fund, Pension Fund, Annuity Fund and Training Program Fund and Manson Tenders District Council of Greater New York, by its business manager, Robert Bonanza against National Abatement Corp., Nesco Industries Inc. and Universal Bonding Insurance Company.

The Company believes that such matter, which is related to business matters prior to its merger in 2004, is covered by the indemnification provided under the share exchange agreement executed in 2004. The Company is presently communicating with counsel, the Judgment creditor and the indemnifying party with respect to this matter.

Item 2. - Unregistered Sale of Equity Securities and Use of Proceeds .

      Not applicable.

Item 3. - Defaults Upon Senior Securities.

See Note 5 to unaudited Condensed Consolidated Financial Statements for a discussion of continuing defaults in certain debt, including convertible debentures.

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

                                               NESCO INDUSTRIES, INC.


                                               By: /s/ Matthew L. Harriton
                                                   -----------------------------
                                                   Matthew L. Harriton
                                                   President and Chief
                                                   Executive Officer

Dated: September 11, 2006

                                INDEX TO EXHIBITS

 No.                                   Description
 ---                                   -----------

10.1 Letter dated as of July 31, 2006 between the Company and Chicago Investments Inc. as agent for the noteholders, extending the maturity date of certain senior secured subsidiary notes payable from July 31, 2006 to October 31, 2006.

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.