Form 10QSB
period 2006-10-31
NESCO INDUSTRIES INC
filed 2006-12-15
CIK 1099609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For quarterly period ended October 31, 2006

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

                         305 Madison Avenue, Suite 4510
                            New York, New York 10165
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 986-0886
                 -----------------------------------------------
                 (Issuer's telephone number including area code)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). Yes |_| NO |X|

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date:

                 Class                           Outstanding at December 5, 2006
                 -----                           -------------------------------
              Common Stock                                 20,136,225

Transitional Small Business Disclosure Format: Yes |_| No |X|

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page

Part I - Financial Information

      Item 1. Interim Condensed Consolidated Financial Statements:

              Condensed Consolidated Balance Sheet.....................      1

              Condensed Consolidated Statements of Operations..........      2

              Condensed Consolidated Statements of Cash Flows..........      3

              Condensed Consolidated Statement of Stockholders' Deficit      4

              Notes to Unaudited Condensed Consolidated Financial
              Statements...............................................   5 - 11

      Item 2. Management's Discussion and Analysis or Plan of
              Operations...............................................  12 - 16

      Item 3. Controls and Procedures..................................     17

Part II. - Other Information...........................................     18

      Item 1. Legal proceedings........................................

      Item 3. Defaults upon senior securities..........................

      Item 6. Exhibits.................................................

Signatures.............................................................     19

All items which are not applicable or to which the answer is negative have been omitted from this report.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
================================================================================

                                                                                 October 31,
                                                                                    2006
                                                                                ------------
                                                                                 (unaudited)
                                                                                ------------
ASSETS
Current assets
  Cash                                                                          $     27,000
  Accounts receivable                                                                177,000
  Inventories                                                                        206,000
  Prepaid expenses and other current assets                                           15,000
                                                                                ------------
      Total current assets                                                           425,000

Property and equipment, net of accumulated depreciation
  and amortization of approximately $1,930,000                                     1,011,000
Other assets - deposits and other                                                     43,000
                                                                                ------------
                                                                                $  1,479,000
                                                                                ============

LIABILITIES AND STOCKHOLDERS'  DEFICIT
Current liabilities
  Current portion of note payable to Dicon                                      $     83,000
  Secured accounts receivable and purchase order financing,
    including $183,000 payable to a related party                                    188,000
  Subsidiary senior secured notes payable and interest, including
    $200,000 payable to related parties                                              981,000
  Convertible debentures, including interest and penalties, in default
    ($3,439,000 is secured by the assets of the Company and another
    $2,665,000 is payable to related parties and current or former officers)       6,960,000
  Note and interest payable, in default                                              732,000
  Customer deposits                                                                  901,000
  Accounts payable and accrued expenses                                            1,528,000
  Stock to be issued                                                                 190,000
  Due to related party and affiliates                                                598,000
                                                                                ------------
      Total current liabilities                                                   12,161,000
                                                                                ------------
Non-current liabilities
  Note payable to Dicon                                                              234,000
  Deferred sublease income                                                            47,000
                                                                                ------------
      Total non-current liabilities                                                  281,000
                                                                                ------------
Commitments and contingencies
Stockholders' deficit
  Series A convertible preferred stock, $.001 par value, authorized
    850,000 shares, 67,000  issued and outstanding                                        --
  Series B convertible preferred stock, $.001 par value, authorized
    150,000 shares, 117,055 issued and outstanding                                        --
  Common stock, $.001 par value, authorized 25,000,000 shares,
    20,136,225 issued and outstanding                                                 20,000
  Additional paid-in-capital                                                      14,402,000
  Accumulated deficit                                                            (25,385,000)
                                                                                ------------
      Total stockholders' deficit                                                (10,963,000)
                                                                                ------------
                                                                                $  1,479,000
                                                                                ============

See notes to unaudited condensed consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                          Six Months Ended October 31,    Three Months Ended October 31,
                                          ----------------------------    ------------------------------
                                              2006             2005             2006             2005
                                          (unaudited)      (unaudited)      (unaudited)      (unaudited)
--------------------------------------------------------------------------------------------------------
Revenues                                 $    895,000     $    633,000     $    504,000     $    247,000

Cost of revenues                            1,365,000          527,000          748,000          281,000
                                         ---------------------------------------------------------------

Gross profit (loss)                          (470,000)         106,000         (244,000)         (34,000)
                                         ---------------------------------------------------------------

Operating expenses
  General and administrative                  622,000          663,000          348,000          350,000
  Stock-based compensation charge              13,000               --            7,000               --
                                         ---------------------------------------------------------------
      Total operating costs                   635,000          663,000          355,000          350,000
                                         ---------------------------------------------------------------

Loss from operations                       (1,105,000)        (557,000)        (599,000)        (384,000)
                                         ---------------------------------------------------------------

Other income (expenses)
  Sublease income                              23,000           23,000           12,000           12,000
  Amortization of debt discount                    --       (1,403,000)              --         (702,000)
  Interest  and other expense                (196,000)        (152,000)        (103,000)         (74,000)
  Interest expense, related parties           (94,000)         (85,000)         (47,000)         (42,000)
  Amortization of financing costs                  --         (253,000)              --         (126,000)
  Penalties under registration rights
    agreement                                (332,000)        (242,000)        (169,000)        (151,000)
                                         ---------------------------------------------------------------

                                             (599,000)      (2,112,000)        (307,000)      (1,083,000)
                                         ---------------------------------------------------------------

Net loss                                 $ (1,704,000)    $ (2,669,000)    $   (906,000)    $ (1,467,000)
                                         ===============================================================

Weighted average common shares
  Basic and diluted                        19,810,000       17,600,000       20,136,000       17,700,000
                                         ---------------------------------------------------------------

Net loss per common share
  Basic and diluted                      $      (0.09)    $      (0.15)    $      (0.04)    $      (0.08)
                                         ===============================================================

See notes to unaudited condensed consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                          Six months Ended October 31,
                                                                          ----------------------------
                                                                               2006            2005
                                                                           -----------     -----------
                                                                           (unaudited)     (unaudited)
Cash flows from operating activities
  Net loss                                                                 $(1,704,000)    $(2,669,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock-based compensation charge                                             13,000              --
    Depreciation and amortization                                              104,000          88,000
    Amortization of debt discount                                                   --       1,403,000
    Amortization of financing costs                                                 --         253,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                        (92,000)          6,000
    Inventories                                                               (106,000)         (7,000)
    Prepaid expenses and other current assets                                    4,000          26,000
    Accrued penalties and interest (included in convertible debentures)        332,000              --
    Customer deposits                                                           54,000              --
    Accounts payable, accrued expenses and other                               667,000         535,000
    Interest payable                                                           269,000         111,000
    Due to affiliates                                                           92,000         106,000
    Deferred sublease income                                                   (23,000)        (23,000)
                                                                           ---------------------------

Net cash used in operating activities                                         (390,000)       (171,000)
                                                                           ---------------------------

Cash flows from investing activities
  Purchase of equipment                                                       (146,000)             --
                                                                           ---------------------------
Net cash used in investing activities                                         (146,000)             --
                                                                           ---------------------------

Cash flows from financing activities
  Proceeds from issuance of subsidiary senior secured notes                    450,000              --
  Proceeds from accounts receivable financing                                  372,000              --
  Payments of accounts receivable financing                                   (286,000)             --
  Payments from affiliate                                                           --         165,000
                                                                           ---------------------------

Net cash provided by financing activities                                      536,000         165,000
                                                                           ---------------------------

Net decrease in cash                                                                --          (6,000)
Cash
  Beginning of period                                                           27,000          22,000
                                                                           ---------------------------

  End of period                                                            $    27,000     $    16,000
                                                                           ===========================

Supplemental disclosure of cash flow information,
  Cash paid during the period for interest                                 $        --     $        --
                                                                           ===========================

Supplemental disclosure of non-cash investing and financing
 activities:
  Note payable to Dicon for purchase of equipment                          $   330,000     $        --
                                                                           ===========================
  Reclassify expired stock repurchase obligation to equity                 $   330,000     $        --
                                                                           ===========================
  Stock issued for interest payment on convertible debentures              $        --     $    93,000
                                                                           ===========================

See notes to unaudited condensed consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
================================================================================

Six months ended October 31, 2006

                                                        Nesco
                                  Series A            Series B
                                 Convertible         Convertible
                               Preferred Stock     Preferred Stock            Common Stock            Additional
                               ---------------     ---------------      --------------------------      Paid-in       Accumulated
                               Shares   Amount     Shares   Amount        Shares         Amount         Capital         Deficit
                               ------   ------    -------   ------      ----------    ------------    ------------    ------------
Balances, May 1, 2006          67,000       --    117,055       --      17,736,225    $     18,000    $ 14,061,000    $(23,681,000)

Expiration of share
  repurchase obligation                                                  2,400,000           2,000         328,000
Stock compensation charge                   --                  --                              --          13,000
Net loss                                                                                                                (1,704,000)
                               ---------------------------------------------------------------------------------------------------
Balances, October 31, 2006,
  (unaudited)                  67,000   $   --    117,055   $   --      20,136,225    $     20,000    $ 14,402,000    $(25,385,000)
                               ===================================================================================================

See notes to unaudited condensed consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying interim condensed consolidated financial statements and the accompanying notes included herein have been prepared by the Company without audit, in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and therefore do not include all information and notes normally provided in the annual consolidated financial statements. These interim condensed consolidated financial statements should, therefore, be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company for the year ended April 30, 2006. These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the three and six months ended October 31, 2006 and 2005. The results of operations for the three and six months ended October 31, 2006 and 2005 are not necessarily indicative of the results for the full year.

Note 2. Discussion of the Company's Activities; Liquidity and Going Concern

Organization - Nesco Industries, Inc. (hereinafter referred to as "Nesco" or, together with its wholly-owned subsidiaries, the "Company") is a Nevada corporation whose principal business is conducted through its wholly-owned subsidiaries, Hydrogel Design Systems, Inc. ("HDS") and, since January 2006, Foam Manufacturing, Inc. ("FMI"). HDS is engaged in the manufacturing, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel, which is used in various medical and cosmetic consumer products. FMI is engaged in the manufacture and sale of patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts for use in the cosmetic, medical, and household markets. The Company acquired the rights to produce the FMI products during October 2005, by agreement granting it the exclusive rights to manufacture and distribute these products in North America as described further in Note 4 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended April 30, 2006.

Liquidity and Going Concern - At October 31, 2006, the Company had cash of approximately $27,000, an accumulated deficit of approximately $25,385,000, a working capital deficit of approximately $11,736,000 and, for the six months then ended, incurred a net loss of approximately $1,704,000 and used approximately $536,000 of cash in operations and investing activities. Additionally, at October 31, 2006, approximately $7,692,000 of debt (including interest and penalties) is in default and notes payable of approximately $981,000 (including accrued interest) at October 31, 2006 become due on January 31, 2007. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's plan to deal with this uncertainty is to raise capital, attempt to negotiate an extension of, or refinance, the convertible debt and note payable and to improve operations through its ongoing activities and the new activities of FMI (which has not yet achieved profitability). However, there can be no assurance that managements' plan to raise capital or improve operations can result in the Company's continued operation as a going concern. See also, "Proposed Restructuree in November 2006" in Note 5.

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

Note 3. Manufacturing Agreement and Related Activities and Concentrations

On October 3, 2005, the Company entered into a manufacturing agreement (the "Agreement") with an entity affiliated with a director of the Company ("Dicon") as described in its Annual Report on Form 10-KSB for the year ended April 30, 2006. Pursuant to that agreement, the Company had the right to purchase certain "second line" equipment from Dicon. In June 2006, the Company paid $50,000 in cash and executed a three year note payable to Dicon for $330,000 in connection with the purchase of such equipment. As of October 31, 2006, such "second line" equipment was not yet operational as electrical and other work necessary to its installation has not been completed.

The Company has been purchasing a significant amount of its materials requirements under the Agreement with Dicon directly from Dicon. As such, the Company owes Dicon approximately $240,000 for materials at October 31, 2006.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dicon has allowed the Company to pay under extended credit terms due to the early start-up of production to date. Additionally, Dicon is FMI's main customer constituting approximately 98% of FMI's approximately $434,000 sales, and approximately 48% of consolidated sales, in the six months ended October 31, 2006. Amounts receivable from Dicon are approximately $20,000 at October 31, 2006. Customer deposits includes approximately $61,000 for amounts advanced by Dicon for products billed but not yet shipped at October 31, 2006.

Note 4. Short Term Financing

Subsidiary Senior Secured Notes - During the six months ended October 31, 2006, the Company raised approximately $450,000 by issuing additional 11% per annum subsidiary senior secured notes of FMI pursuant to a note purchase agreement as amended and restated on February 1, 2006. Such amount raises the total amount outstanding under such agreement to approximately $930,000. Such subsidiary senior secured notes are secured by all the assets of FMI and, as amended in October 2006, are due on the earlier of January 31, 2007 or the completion of a financing of at least $500,000. The notes were issued to directors and other related parties as well as third parties. $100,000 of the amounts borrowed from the initial investor in the senior secured notes may be converted into convertible debt and warrants upon the completion of a proposed financing. Any debt discount associated with such convertible and warrant features will be recognized once the final terms of any proposed financing are determined.

Accounts Receivable Financing - Beginning in November 2005, the Company began raising short-term financing by accounts receivable financing. Under this program, specific accounts receivable are sold at a discount and the Company retains the right to repurchase the accounts, subject to a 2% per month financing charge. Additionally, beginning in April 2006, borrowings under this arrangement were extended to customer purchase orders. The Company records this as a financing transaction in which the receivables sold are carried on the condensed consolidated balance sheet and the amount of the repayment is reflected as a short-term debt. At October 31, 2006, approximately $183,000 of this liability was payable to a related party.

Note 5. Long-Term Debt

Convertible Debentures, Including Interest and Penalties Payable, in Default

The Company has the following convertible debentures outstanding at October 31, 2006:

                                                         Face          Registration       Accrued
                                Due date                amount           penalties        interest           Total
                                -----------------    -------------    -------------    -------------    -------------
Senior secured parties          December 1, 2005     $   2,295,000    $     880,000    $     264,000    $   3,439,000

Officers and related parties    December 31, 2005        2,111,000               --          554,000        2,665,000

Other third parties             December 31, 2005          625,000               --          231,000          856,000
                                                     -------------    -------------    -------------    -------------
      Subtotal                                       $   5,031,000    $     880,000    $   1,049,000    $   6,960,000
                                                     =============    =============    =============    =============

The registration penalties accrue at 2% per month, plus interest on the unpaid penalties at 18% per annum, due to the Company's failure to satisfy certain registration rights obligations to the senior secured parties. See also "Proposed Restructure in November 2006" below.

The original debt discount and quarterly amortization of debt discount (in the three and six months ended October 31, 2005) and interest expense on these instruments follows:

                                   Original Debt              Quarterly
                                   -------------    ----------------------------
Due to                                Discount      Amortization      Interest
----------------------------        ------------    ------------    ------------
Senior secured parties              $  2,112,000    $    409,000    $     46,000
Officers and related parties           1,287,000         203,000          42,000
Other third parties                      571,000          90,000          13,000
                                    ------------    ------------    ------------
      Total                         $  3,970,000    $    702,000    $    101,000
                                    ============    ============    ============

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The debt discount has been fully amortized as of December 31, 2005 and so there is no amortization in the six months ended October 31, 2006.

Financing fees aggregating approximately $285,000, and warrants with a fair value of approximately $407,000 at date of issuance, were incurred in connection with the convertible debentures issued to the senior secured parties. Such costs were amortized to operations at the rate of approximately $126,000 per quarter through December 1, 2005, the maturity date of the debt.

The conversion features and related warrant exercise prices are as follows:

                                                                   Total shares      Total shares
                                 Conversion        Warrant          issuable on     issuable under
Description                        price            price           conversion         warrants
----------------------------    ------------    --------------    --------------    --------------
Senior secured parties              $0.15       $         0.25        15,300,000        15,300,000
Officers and related parties    0.08 - $0.15    $         0.15        21,050,747         2,111,230
Other third parties                 $0.08       $         0.15         7,500,000           625,000
                                                                  --------------    --------------
      Total                                                           43,850,747        18,036,230
                                                                  ==============    ==============

In June 2005, the Company issued 618,815 shares of common stock as payment for the interest due in the aggregate of approximately $93,000. Certain registration rights penalties due at January 27, 2005 in the amount of approximately $92,000 were settled with the Company's agreement to issue 556,865 shares of its common stock. Such amount is included in current liabilities with common stock to be issued on the condensed consolidated balance sheet.

These convertible debentures were not paid at their maturity dates in December 2005 and are therefore now in default. The Company is having discussions with the holders regarding an extension of the term of the debt as described below.

Proposed restructure in November 2006 - During November 2006, the Company reached agreement with holders representing more than 50% of the outstanding balance due to the senior secured parties to restructure the convertible notes under the following principal terms: (a) cash payment of 80% of the outstanding principal, (b) repayment of the remaining outstanding amount in stock using a valuation of $0.02 per share at such time as the authorized capital of the Company has been increased, (c) no further accrual of interest and registration rights penalties as of November 1, 2006 and (d) the existing warrant exercise price would be reduced from $0.25 to $0.025. Under the original loan with the senior secured parties, agreement of holders of more than 50% of the outstanding amount is necessary to cause certain amendments to the loan documents. This agreement is subject to closing prior to January 31, 2007, after which date such agreement would terminate. Repayment of the convertible debt contemplated by the agreement is subject to completion of a contemplated debt financing which is under negotiation.

Additional information about the convertible debentures listed above is contained in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006.

Note and Interest Payable, in default -

On January 24, 1997, HDS entered into a promissory note with a customer for the purchase of $600,000 of manufacturing equipment from a third party. The note has been amended several times, the most recent of which was on April 21, 2004, and now bears interest (payable at maturity) at 8% per annum and was due on December 31, 2005 as discussed further in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006.

The balance due on the note at October 31, 2006 is approximately $720,000 consisting of approximately $555,000 in principal and $165,000 of accrued interest. This note was not paid on the maturity date of December 31, 2005 and is now in default. The Company intends to attempt to negotiate an extension of the term of the debt. Interest expense approximates $11,000 per quarter in all periods presented for this note.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note Payable to Dicon - On June 23, 2006, the Company executed a secured note payable to Dicon for $330,000 in connection with the purchase of certain equipment. The note bears interest at the prevailing prime rate, adjusted quarterly starting in December 2006, plus 1.5%. Monthly payments of principal and interest began in September 2006 and continue until maturity at August 31, 2009. Prime rate for the first payment was agreed to be 8% and the initial monthly payments are approximately $11,000. The Company granted Dicon a first security interest in the underlying equipment which was purchased for a total price of $380,000.

In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" the Company has determined that the value of its derivative instruments have an immaterial value.

Note 6. Customer Deposits

At October 31, 2006, approximately $831,000 of the $901,000 of customer deposits represents deposits from one customer to be applied against future purchase orders. The deposit is non-refundable but applicable to future purchases from the Company until December 31, 2009. To the extent that any portion of the deposits is not used for purchases by the end of calendar year 2009, the deposits will be forfeited.

Note 7. Due to Affiliates

Due to affiliates at October 31, 2006 of approximately $598,000 consists primarily of temporary advances ($240,000) due to an entity owned by a related party and unpaid rent and real estate taxes ($358,000) on our principal manufacturing facility due to an entity majority-owned by a related party of the Company.

Note 8. Stockholders' Deficit

May 25, 2004 Share Exchange - On May 25, 2004, HDS consummated a share exchange agreement (the "Share Exchange") with Nesco whereby HDS became a majority-owned subsidiary of Nesco, and the holders of HDS common stock and debt acquired a majority interest of Nesco as described in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006. The Company had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the Share Exchange. However, the Company did not have the required number of authorized shares of common stock to complete the exchange on this basis. As such, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of common stock. Such amendment requires action by, or notification to, shareholders, which notification has been reflected in a November 16, 2004 preliminary information statement filed with the SEC. Various comment letters have been exchanged with the SEC. The information statement can be completed after the filing of an amended information statement and review by the SEC. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

As part of the Share Exchange transaction, Nesco conditionally transferred its three wholly-owned subsidiaries to a consultant and interim officer of Nesco who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify Nesco against any claims and, in exchange therefore, received 3,000,000 shares of common stock of Nesco and certain related registration rights. As additional consideration for the indemnification by the transferee, Nesco agreed that if the transferee could not in good faith resell the shares of common stock in an arm's length transaction during, as amended, the twenty-four month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus certain outstanding legal fees or (ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

repurchase. Such repurchase right expired unexercised on May 25, 2006. As such, the Company's obligation to repurchase the 2,400,000 common shares was included in current liabilities at an aggregate of $330,000 (the maximum amount the Company would be required to pay in the event of redemption) until the expiration of this obligation on May 25, 2006 at which time the liability was reclassified to common stock and additional paid-in-capital.

During August 2006, the Company was served with a judgment filed with the Clerk of Southern District of New York on March 13, 2006 in the amount of approximately $227,000 in favor of a bonding company and against the Company and its former subsidiary National Abatement Corp. who were all named as Defendants/Judgment Debtors in a matter filed against our former subsidiary National Abatement Corp., the Company and the bonding company. The original judgment was for approximately $380,000 (including the approximately $227,000 that was satisfied by the bonding company). In an unrelated matter, in June 2006, a complaint was filed against the Company in the Court of Common Pleas of Philadelphia County, Pennsylvania seeking recovery of approximately $72,000 of legal fees, plus interest and other costs, alleged to be owed since 1999.

The Company believes that the above matters, which are related to business activities prior to its merger in 2004, are covered by the indemnification provided under the Share Exchange completed on May 25, 2004. The Company is presently communicating with counsel, the judgment creditor and the indemnifying party and the Plaintiff in the Pennsylvania matter. However, given the aggregate amounts and complexity of these matters, the Company believes that it may have to settle or satisfy such matters. Settlement discussions have commenced. While the amount of any settlement and the extent of recoveries that could be expected under indemnification are uncertain, the Company has accrued approximately $100,000 as its estimate of settlement and legal costs that may not be recoverable under indemnification.

Loss per Share - Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss, diluted net loss per share was the same as basic net loss per share for the three and six months ended October 31, 2006 and 2005, since the effect of any potentially dilutive securities would be antidilutive.

The loss per common share at October 31, 2005 includes the then outstanding common shares in the aggregate of 20,136,225 shares less the 2,400,000 shares which were subject to redemption (see "May 25, 2004 Share Exchange" above). At October 31, 2006, such 2,400,000 are no longer subject to redemption and are therefore included, subsequent to May 25, 2006, in the calculation of loss per share. The loss per share for the three months ended October 31, 2006 and 2005 does not include 117,055 and 116,687 shares, respectively, of Series B preferred shares which will be converted into 87,791,250 and 87,515,250 common shares, respectively, 67,000 shares of Series A preferred shares which will be converted into 2,010,000 common shares, and 2,916,308 common shares for the prior HDS common and preferred holders who have not yet exchanged their shares. Although the Series A and Series B preferred shares will be automatically exchanged for common shares upon the filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, they have been excluded from loss per common share, in accordance with the Emerging Issues Task Force ("EITF") 03-6 as these securities have no contractual obligation to share in the losses of the Company.

The following supplemental pro forma information is presented to illustrate the effects of the conversion of Series A and Series B preferred stock to common stock for the three and six months ended October 31, 2006 and 2005:

                                                   Six months ended                   Three months ended
                                                      October 31,                         October 31,
                                            -------------------------------     -------------------------------
                                                 2006              2005              2006              2005
                                            -------------     -------------     -------------     -------------
Net Loss                                    $  (1,704,000)    $  (2,669,000)    $    (906,000)    $  (1,467,000)
Weighed average common shares
  Outstanding, Basic and diluted              112,525,000       110,200,000       112,850,000       110,200,000
Loss per common share, basic and diluted    $        (.02)    $        (.02)    $        (.01)    $        (.01)

The loss per common share does not include an aggregate of 56,436,304 warrants and options outstanding and 43,850,747 shares issuable under the terms of convertible debt. The effect of these securities would be antidilutive.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation - The Company has a stock-based employee compensation plan. Prior to May 1, 2006, the Company used the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its plans. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards. The effective date of SFAS No. 123R for the Company is May 1, 2006. The Company has elected to adopt SFAS No. 123R using the "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the consolidated financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and for all unvested share-based payments granted before the effective date.

The following table illustrates the effect on net loss and loss per share for the three and six months ended October 31, 2005 as if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation".

                                                    Six               Three
                                               months ended       months ended
                                                October 31,        October 31,
                                                   2005               2005
                                              ---------------   ---------------
Net loss, as reported                         $    (2,669,000)  $    (1,467,000)
Add: Total stock-based employee compensation
expense determined under fair value based
method, net of related tax effects                     30,000            15,000
                                              ---------------   ---------------
Pro forma net loss                            $    (2,699,000)  $    (1,482,000)
                                              ===============   ===============

Net loss as reported                          $         (0.15)  $         (0.08)
                                              ===============   ===============
Pro-forma net loss per share                  $         (0.15)  $         (0.08)
                                              ===============   ===============

Note 9. Significant Customers

Customers accounting for 10% or more of revenue for the three and six months ended October 31, 2006 and 2005 are as follows:

                                        Six Months                Three Months
                                     -----------------         -----------------
                                        October 31,                October 31,
                                     2006         2005         2006         2005
                                     ----         ----         ----         ----
Customer A                            48%           0%          52%           0%
Customer B                            15%           6%          14%           5%
Customer C                            11%           0%          10%          20%
Customer D                             1%          26%           0%           0%
Customer E                             2%          23%           1%           0%
Customer F                             7%           9%           6%          22%
Customer G                             6%          10%           7%          13%
Customer H                             0%           8%           0%          21%
                                     ----         ----         ----         ----
                                      90%          82%          90%          81%
                                     ====         ====         ====         ====

Accounts receivable from these customers aggregated approximately $129,000 at October 31, 2006.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Commitments and Contingencies

Employment Agreement

On May 19, 2004, as amended on November 22, 2004, the Company entered into a three-year employment agreement with its chief executive officer calling for annual compensation of $120,000 until December 31, 2004, $200,000 effective January 1, 2005 and 10% increases each year on December 31, during the term of the agreement. See the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006 for a more complete description of this agreement including bonus and stock option provisions. Beginning in October 2005, the Company ceased making payments on this agreement due to its cash deficiency. Services continue to be provided and accruals continue to be made for unpaid compensation. At October 31, 2006, approximately $231,000 was included in accounts payable and accrued expenses for unpaid compensation and related taxes under such employment agreement.

Consulting Agreements

On November 1, 2004, the Company entered into a one-year advisory services agreement which provides for compensation of $10,000 per month, of which $1,800 was payable in cash and $8,200 was payable, at the Company's discretion, in cash or in common stock of the Company. The common stock payment was based each month on the closing bid price of the Company's common stock on the first day of the month for which payment is due. The consultant has customary piggyback registration rights with respect to any shares issued under this agreement. The fair value of the shares due under the agreement (approximately $98,000, calculated on a monthly basis to be 1,100,837 shares) has been charged to operations and this amount is included in current liabilities as these shares have not been issued at October 31, 2006. This agreement expired at the end of its term on November 1, 2005. In November 2006, this consultant filed a claim against the Company to receive its accrued but unpaid compensation.

On December 20, 2004, the Company entered into a one-year advisory services agreement which provides for compensation in the form of a five year warrant to purchase 204,000 shares of the common stock of the Company at an exercise price of $0.15. The warrants vest at the rate of 1/3 immediately, 1/3 on the six month anniversary of the agreement and 1/3 one year from the date of the agreement. The fair value of the warrants vested (approximately $20,000) were charged to operations in the aggregate of approximately $10,000 in the prior fiscal year and approximately $10,000 each in the quarters ended July 31, 2005 and January 31, 2006.

Also see the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006 for additional information regarding consulting agreements.

Litigation

Except for the claims against former subsidiaries of Nesco, as described in Note 8, the claim described above in Note 10 and in the Company's April 30, 2006 10-KSB filing, the Company and its subsidiaries were not involved in any other material legal proceedings during the three months ended October 31, 2006.

The NAC entities, formerly subsidiaries of Nesco, are subject to a number of claims and alleged violations. Pursuant to the stock purchase and assumption agreement dated as of April 29, 2004, and completed as part of the terms of the Share Exchange with HDS on May 25, 2004, between Nesco and NAC Calabria Acquisition Corporation (the "Purchaser"), the Purchaser became responsible for all liabilities of our previous business conducted by the NAC Entities. See, however, Note 8.

Item. 2 Management's Discussion and Analysis or Plan of Operation

                        SAFE HARBOR CAUTIONARY STATEMENT

Some of the statements contained in this report as well as statements made from time to time by our representatives discuss our plans and strategies for our business and information concerning the ability of the Company to service its obligations and other financial commitments as they become due or state other forward-looking statements as this term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements that are not statements of historical facts may be deemed to be forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. Our business is subject to many risks including:

Financial Risks

      o We have a limited operating history and we anticipate continued losses.

      o Our financial condition raises substantial doubt about our ability to continue as a going concern.

      o     We currently have significant amounts of debt in default.

Risks Related to our Business

      o     We are dependent on proprietary know-how. We hold limited patents.

      o We are dependent on the services of key personnel the loss of which would have a material adverse effect on our operations. Our Chief Executive Officer has been working without receiving his contractual cash compensation since October 2005 and there is no assurance that he will continue doing so.

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

For a more complete listing and description of these and other risks that the Company faces please see our Annual Report on Form 10-KSB for the year ended April 30, 2006 as well as other reports we file with the SEC. The forward looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.

Overview, Background and History; Share Exchange Agreement

Nesco Industries, Inc. (hereinafter referred to as "Nesco" or, together with its wholly-owned subsidiaries, the "Company") is a Nevada corporation whose principal business is conducted through its wholly-owned subsidiaries, Hydrogel Design Systems, Inc. ("HDS") and, since January 2006, Foam Manufacturing, Inc. ("FMI"). HDS is engaged in the manufacturing, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel, which is used in various medical and cosmetic consumer products. FMI is engaged in the manufacture and sale of patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts for use in the cosmetic, medical, and household markets. The Company acquired the rights to produce the FMI products during October 2005, when it entered into an agreement which grants it the exclusive rights to manufacture and distribute these products in North America as described further in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006. Between January 2006 and April 2006, FMI's activities consisted of start-up activities and in April 2006 FMI made its first shipment to a customer. The Company expects FMI's operations to constitute a significant portion of its revenues going forward and FMI currently is dependant on one significant customer.

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

The Company had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the Share Exchange. However, the Company did not have the required number of authorized shares of common stock to complete the exchange on this basis. As such, it agreed to issue shares of its newly designated Series B Preferred Stock instead of shares of common stock, which common stock has not been issued. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of common stock. On November 16, 2004 the Company filed a preliminary information statement with the SEC. Various comment letters have been exchanged with the SEC. The information statement can be completed after the filing of an amended information statement and review by the SEC. Upon completion of this process, the Company will file the Certificate of Amendment and issue the common stock.

As part of the Share Exchange, Nesco conditionally transferred its three wholly-owned subsidiaries, NAC, IAP and NACE, to a consultant and interim officer of Nesco who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify the Company against any claims and, in exchange therefore, received 3,000,000 shares of common stock of the Company and certain related registration rights. As additional consideration for the indemnification by the transferee, the Company agreed that if the transferee could not in good faith resell the shares of common stock in an arm's length transaction during, as amended, the twenty four month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or
(ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such. The repurchase of the 2,400,000 common shares, which were subject to redemption by the transferee, were included in current liabilities at an aggregate of $330,000, the maximum amount the Company would be required to pay in the event of redemption, until such obligation expired on May 26, 2006, at which time the shares were reclassified to common stock and additional paid in capital.

Results of Operations

Six months ended October 31, 2006 compared to the six months ended October 31, 2005

Results of operations for the six months ended October 31, 2006 reflect the following changes from the prior period:

                                             Six months ended
                                                October 31,
                                        -------------------------
                                            2006          2005        Change
                                        -----------   -----------   -----------
Revenues                                $   895,000   $   633,000   $   262,000
Gross profit (loss)                        (470,000)      106,000      (576,000)
Stock-based compensation charge              13,000             0        13,000
General and administrative expenses         622,000       663,000       (41,000)
Loss from operations                     (1,105,000)     (557,000)      548,000
Other expense                              (599,000)   (2,112,000)   (1,513,000)
Net loss                                $(1,704,000)  $(2,669,000)  $  (965,000)

Revenues in the six months ended October 31, 2006 consisted of approximately $461,000 of sales of HDS products and approximately $434,000 of FMI products. No FMI products were sold in the three months ended October 31, 2005. The decrease in HDS sales of approximately $172,000 (27%) resulted from sales to one significant customer in the six months ended October 31, 2005 which did not recur in the six months ended October 31, 2006. This decrease in HDS revenues was more than offset by the sales of FMI products.

Gross profit was negatively impacted by operating losses at FMI of approximately $467,000 primarily as a result of start-up costs as well as fixed costs, such as occupancy, being spread over a low volume of revenue and high materials usage and labor expenses that reflect start-up production of FMI's products and not volume production.

Changes in stock compensation charge result from the adoption, in 2006, of FAS 123R. The decrease in general and administrative expenses reflects reductions in expenses for payroll and corporate overhead costs which were offset by a provision for loss on certain pre-merger litigation matters for approximately $100,000 during the six months ended October 31, 2006.

The decrease in other expense reflects principally the reduction in amortization of debt discount and financing costs of $1,656,000 in the six months ended October 31, 2006 due to such costs being fully amortized as of December 31, 2005. This reduction was partially offset by an increase in interest expense of approximately $53,000 due to higher debt levels and liquidated damages and related interest of approximately $332,000 associated with the Company's failure to perform under a registration rights agreement compared to approximately $242,000 in such penalties in the six months ended October 31, 2005.

Three months ended October 31, 2006 compared to the three months ended October 31, 2005

Results of operations for the three months ended October 31, 2006 reflect the following changes from the prior period:

                                           Three months ended
                                               October 31,
                                        -------------------------
                                            2006          2005        Change
                                        -----------   -----------   -----------
Revenuse                                $   469,000   $   247,000   $   222,000
Gross profit (loss)                        (263,000)      (34,000)     (229,000)
Stock-based compensation charge               7,000             0         7,000
General and administrative expenses         348,000       350,000        (2,000)
Loss from operations                       (612,000)     (384,000)      228,000
Other expense                              (306,000)   (1,083,000)     (777,000)
Net loss                                $  (924,000)  $(1,467,000)  $  (543,000)

Revenues in the three months ended October 31, 2006 consisted of approximately $224,000 of sales of HDS products and approximately $245,000 of FMI products. No FMI products were sold in the three months ended October 31, 2005. The decrease in HDS sales of approximately $23,000 (9%) resulted from sales to one significant customer in the three months ended October 31, 2005 which did not recur in the three months ended October 31, 2006. This decrease in HDS revenues was more than offset by revenues of FMI products.

Gross profit was negatively impacted by operating losses at FMI of approximately $295,000 primarily as a result of start-up activities as well as fixed costs, such as occupancy, being spread over a low volume of revenue and materials usage and labor expenses that reflect start-up production not volume production.

Changes in stock compensation charge result from the adoption, in 2006, of FAS 123R. The decrease in other operating expenses reflects reductions in expenses for payroll and corporate overhead costs in the current quarter which were offset by a provision for loss on certain pre-merger litigation matters for approximately $100,000 during the quarter.

The decrease in other expense reflects principally the reduction in amortization of debt discount and financing costs of $828,000 in the three months ended October 31, 2006 due to such costs being fully amortized as of December 31, 2005. This reduction was partially offset by an increase in interest expense of approximately $33,000 due to higher debt levels and liquidated damages and related interest of approximately $169,000 associated with the Company's failure to perform under a registration rights agreement compared to approximately $151,000 in such penalties in the three months ended October 31, 2005.

Trends

The Company's historical revenue run rate is not at a level of profitable operations. The Company experiences high fixed costs of maintaining a Good Manufacturing Practices ("GMP") manufacturing facility (including FDA regulated medical device manufacturing) and trained staff. As such, operations continued to generate operating losses, and management anticipates it will continue to generate losses in the absence of increased revenues or significant cost reductions. Revenue levels are highly dependant on the stage of development of customer projects. Customers order sporadically or in small production runs while they perform testing and market analysis. It is difficult to assess when large scale production orders may be received although several are being actively pursued. Revenue levels would need to increase significantly or costs would need to be reduced significantly or other synergies would have to be developed for the business to generate operating income.

One strategic effort to increase revenue and realize synergies is the October 2005 manufacturing agreement with Dicon. In the Dicon Agreement the Company acquired rights to produce and distribute, in North America, patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts that have characteristics that are somewhat similar to our HDS products. Further, these new products address many of the same markets, customers and end users as the HDS products, namely cosmetic, medical, and household markets. Furthermore, there are production similarities between the manufacturing processes for these new products and the HDS manufacturing processes. We have opened a manufacturing facility for production of these new products within close proximity to our existing HDS manufacturing facility. Therefore, our strategy in acquiring the rights under the Dicon Agreement is to achieve revenue growth as well as production, management and marketing synergies with our HDS business.

The Company started selling these new products under the Dicon Agreement in the last week of April 2006. Sales of such products during the six months ended October 31, 2006 have aggregated approximately $434,000, approximately 48% of consolidated revenues. Although the Company has added significant revenues under the Dicon Agreement, losses from operations have increased rather than decreased. This is generally because revenue levels are not yet sufficient to absorb additional facilities, equipment and personnel that were added to take advantage of this opportunity. During July 2006, the Company added an additional $380,000 of equipment to produce the Dicon Agreement products which is not yet operational. Such equipment can become operational upon the completion of additional electrical work (and related approvals) which is still being evaluated, and installation. Such work is subject to the current constraints of our limited cash. It is expected that this additional equipment would add additional production and sales capacity. Currently, Dicon is the significant customer for these new products until the Company can generate its own sales and marketing opportunities.

There are new risks and uncertainties associated with FMI including the risks of start-up manufacturing and sales and the fact that financing for the purchase of assets has largely been provided by a bridge loan that matures, as amended, on January 31, 2007 and is secured by all of the FMI assets.

Liquidity, Capital Resources and Going Concern

The Company's liquidity at October 31, 2006 compared to April 30, 2006 is as follows:

                                           October 31,   April 30,
                                              2006          2006        Change
                                           -----------  -----------  -----------
Cash                                       $    27,000  $    27,000  $         0
                                           -----------  -----------  -----------
Deficit in working capital                 $11,736,000  $10,214,000  $ 1,522,000
                                           -----------  -----------  -----------
Liabilities in excess of assets            $10,963,000  $ 9,602,000  $ 1,361,000
                                           -----------  -----------  -----------

The Company currently does not have the liquidity or financing available to it to fund its operations for the next 12 months without additional capital being raised and/or forbearance from creditors. In the six months ended October 31, 2006, the following items impacted liquidity negatively:

      o     losses from operations of approximately $1,105,000

      o penalties and liquidated damages accrued of approximately $332,000 related to certain debt agreements

      o approximately $83,000 of current portion of new non-current debt for purchase of equipment for the FMI products

Net cash used in operating and investing activities in the six months ended October 31, 2006 was approximately $536,000. These expenditures were largely funded by net accounts receivable financing of approximately $78,000 and the issuance of additional subsidiary senior secured notes of approximately $450,000. The Company continues to experience losses from operations subsequent to October 31, 2006. In December 2005, approximately $5,031,000 face amount of convertible notes and approximately $555,000 face amount of notes payable became due and were not paid. These amounts are now in default and, together with interest and penalties, aggregate approximately $7,692,000. The Company's subsidiary senior secured notes are due, as amended, on January 31, 2007 and the Company does not have the means to pay that debt. All of these factors, among others, indicate that the Company may be unable to continue operations as a going concern.

The Company needs additional time to address its significant liquidity shortage over a longer term. Over that longer term, the Company is attempting to improve its liquidity through a combination of measures including renegotiating the term of, or refinancing existing indebtedness if possible, increasing revenues at its HDS operation, increasing Company-wide revenues by the manufacture and sale of the FMI products and raising a significant amount of new capital.

During November 2006, the Company reached agreement with holders representing more than 50% of the outstanding balance due to its senior secured convertible debt holders to restructure the convertible notes under the following principal terms cash payment of 80% of the outstanding principal, repayment of the remaining outstanding amount in stock using a valuation of $0.02 per share at such time as the authorized capital of the Company has been increased, no further accrual of interest and registration rights penalties as of November 1, 2006 and the existing warrant exercise price would be reduced from $0.25 to $0.025. Under the original loan with the senior secured parties, agreement of holders of more than 50% of the outstanding amount is necessary to cause certain amendments to the loan documents . This agreement is subject to closing prior to January 31, 2007, after which date such agreement would terminate. Repayment of the convertible debt contemplated by the agreement is subject to completion of a contemplated debt financing which is under negotiation. There is no assurance that such financing will be successfully negotiated or closed.

Commitments for capital expenditures -

In June 2006, the Company purchased certain "second line" equipment as contemplated under the Dicon Agreement for $380,000. Such amount was paid $50,000 in cash and $330,000 under a three year note with interest at prime plus 1.5% per annum. The installation and operation of such equipment requires the additional expenditure on equipment and leasehold improvements of more than $175,000. There are no other material commitments for capital expenditures.

Item 3. Controls and Procedures

Disclosure Controls and Procedures. The Company's limited cash resources have inhibited the Company's efforts to devote the resources necessary to file its periodic reports with the SEC in a timely fashion during significant periods of 2005 and into 2006. In addition, after considering comments received from the Securities and Exchange Commission, the Company's management and audit committee concluded that the Company needed to restate its Form 10-QSB for the quarter ended October 31, 2005 and its Form 10-KSB for the year ended April 30, 2005 to correct errors in the application of accounting principles with respect to the accounting for deferred stock issuance costs in the original such filings. The material weaknesses related to the issues described above are being remediated as a result of processes being implemented by the Company, consulting resources being devoted to financial reporting, and raising capital which permits the Company to apply additional resources to its financial reporting and disclosure obligations.

We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer (who are the same person), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")). Controls over: (a) the application of accounting policies and
(b) timely preparation and filing of periodic reports, are within the scope of internal controls. Based on an evaluation performed, the Company's principal executive officer and principal financial officer (who are the same person), has concluded that the disclosure controls and procedures were not effective as of April 30, 2005, to provide reasonable assurance of the achievement of these objectives stated above. Changes were implemented to address this deficiency as described below and as a result of an evaluation performed, the Company's principal executive and principal financial officer have concluded that the disclosure controls and procedures were effective as of October 31, 2006 to provide reasonable assurance of the achievement of these objectives stated above.

Internal Controls over Financial Reporting. Changes have been implemented in the Company's internal control over financial reporting during the fiscal year ended April 30, 2006 and the six months ended October 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting including the following (a) in January 2006, the Company's Chief Financial Officer resigned, (b) additional capital has been raised which has in part been devoted to improving the Company's internal controls, (c) in March 2006, the Company retained a financial reporting consultant to assist it with its SEC reporting and compliance, (d) processes and procedures over financial reporting have been improved and as a result, (e) the Company is now current with its reporting to the SEC.

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

PART II- OTHER INFORMATION

Item 1. - Legal Proceedings

On October 27, 2006, a complaint was filed against the Company by Strategic Corporate Initiatives, Ltd. in the Supreme Court of Nassau County alleging nonpayment of $116,400 of consulting fees alleged to be due.

Item 3. - Defaults Upon Senior Securities.

See Note 5 to unaudited Condensed Consolidated Financial Statements for a discussion of continuing defaults in certain debt, including convertible debentures.

Item 6. - Exhibits

      Exhibits:

            10.1 Letter dated as of October 31, 2006 between the Company and Chicago Investments Inc. as agent for the noteholders, extending the maturity date of certain senior secured subsidiary notes payable from October 31, 2006 to January 31, 2007.

            10.2 Form of Noteholder Settlement Agreement

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

                                                  NESCO INDUSTRIES, INC.

                                                  By: /s/ Matthew L. Harriton
                                                      --------------------------
                                                      Matthew L. Harriton
                                                      President and Chief
                                                      Executive Officer

Dated: December 14, 2006

                                INDEX TO EXHIBITS

 No.                               Description
----                               -----------
10.1 Letter dated as of October 31, 2006 between the Company and Chicago Investments Inc. as agent for the noteholders, extending the maturity date of certain senior secured subsidiary notes payable from October 31, 2006 to January 31, 2007.

10.2  Form of Noteholder Settlement Agreement

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.