Form 10QSB
period 2007-01-31
NESCO INDUSTRIES INC
filed 2007-03-19
CIK 1099609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For quarterly period ended January 31, 2007

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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes X No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date:

           Class                                Outstanding at March 2, 2007
           -----                                ----------------------------
       Common Stock                                     21,636,225

Transitional Small Business Disclosure Format: Yes |_| No |X|

                     NESCO INDUSTRIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           Page

Part I - Financial Information

  Item 1. Interim Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheet............................   1

          Condensed Consolidated Statements of Operations.................   2

          Condensed Consolidated Statements of Cash Flows.................   3

          Condensed Consolidated Statement of Stockholders' Deficit.......   4

          Notes to Unaudited Condensed Consolidated Financial Statements..5 - 15

  Item 2. Management's Discussion and Analysis or Plan of
            Operations...................................................16 - 21

  Item 3. Controls and Procedures.........................................  22

Part II. - Other Information..............................................

  Item 1. Legal proceedings...............................................  23

  Item 5. Other information...............................................  23

  Item 6. Exhibits........................................................  23

Signatures................................................................  24

All items which are not applicable or to which the answer is negative have been omitted from this report.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

                                                                            January 31,
                                                                               2007
                                                                            (unaudited)
                                                                           ------------
ASSETS
Current assets
  Cash                                                                     $      4,000
  Accounts receivable                                                           199,000
  Inventories                                                                   221,000
  Prepaid expenses and other current assets                                      14,000
                                                                           ------------
    Total current assets                                                        438,000

Property and equipment, net of accumulated depreciation
  and amortization of approximately $1,991,000                                  954,000
Other assets - deposits, deferred financing costs and other                      78,000
                                                                           ------------
                                                                           $  1,470,000
                                                                           ============

LIABILITIES AND STOCKHOLDERS'  DEFICIT
  Current liabilities
  Current portion of note payable to Dicon                                 $     87,000
  Secured accounts receivable and purchase order financing,
    including $166,000 payable to a related party                               277,000
  Customer deposits                                                             940,000
  Accounts payable and accrued expenses                                       1,435,000
  Stock to be issued                                                             92,000
  Due to related party and affiliates                                            70,000
                                                                           ------------
    Total current liabilities                                                 2,901,000
                                                                           ------------
  Non-current liabilities
  Short-term obligations settled or refinanced to long-term
  Convertible debentures, including interest and penalties, in default, settled in February 2007 ($3,664,000 is secured by the assets of the Company and another  $2,707,000 is payable to related
    parties and current or former officers)                                   7,242,000
  Subsidiary senior secured notes payable and interest, including
    $200,000 payable to related parties, settled in February 2007             1,119,000
  Note and interest payable, in default, settled in February 2007               743,000
  Due to related party and affiliates, settled in February 2007                 855,000
                                                                           ------------
    subtotal - short-term obligations settled or refinanced to long-term      9,959,000
  Note payable to Dicon                                                         206,000
  Deferred sublease income                                                       35,000
                                                                           ------------
    Total non-current liabilities                                            10,200,000
                                                                           ------------
Commitments and contingencies
Stockholders' deficit
  Series A convertible preferred stock, $.001 par value, authorized
    850,000 shares, 67,000  issued and outstanding                                   --
  Series B convertible preferred stock, $.001 par value, authorized
    150,000 shares, 117,055 issued and outstanding                                   --
  Common stock, $.001 par value, authorized 25,000,000 shares,
    21,636,225 issued and outstanding                                            22,000
  Additional paid-in-capital                                                 14,504,000
  Accumulated deficit                                                       (26,157,000)
                                                                           ------------
    Total stockholders' deficit                                             (11,631,000)
                                                                           ------------
                                                                           $  1,470,000
                                                                           ============

See notes to unaudited condensed consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Nine Months Ended January 31,     Three Months Ended Janaury 31,
                                         -----------------------------     -----------------------------
                                              2007             2006             2007             2006
                                          (unaudited)      (unaudited)      (unaudited)      (unaudited)

Revenues                                 $  1,367,000     $    823,000     $    472,000     $    190,000

Cost of revenues                            2,023,000          773,000          658,000          247,000
                                         ---------------------------------------------------------------

Gross profit (loss)                          (656,000)          50,000         (186,000)         (57,000)
                                         ---------------------------------------------------------------

Operating expenses
  General and administrative                  898,000          892,000          263,000          228,000
                                         ---------------------------------------------------------------
    Total operating costs                     898,000          892,000          263,000          228,000
                                         ---------------------------------------------------------------

Loss from operations                       (1,554,000)        (842,000)        (449,000)        (285,000)
                                         ---------------------------------------------------------------

Other income (expenses)
  Sublease income                              35,000           35,000           12,000           12,000
  Amortization of debt discount                    --       (1,730,000)              --         (327,000)
  Interest  and other expense                (306,000)        (223,000)        (110,000)         (71,000)
  Interest expense, related parties          (141,000)        (132,000)         (47,000)         (47,000)
  Amortization of financing costs                  --         (294,000)              --          (41,000)
  Penalties under registration rights
    agreement                                (510,000)        (388,000)        (178,000)        (146,000)
                                         ---------------------------------------------------------------
                                             (922,000)      (2,732,000)        (323,000)        (620,000)
                                         ---------------------------------------------------------------
Net loss                                 $ (2,476,000)    $ (3,574,000)    $   (772,000)    $   (905,000)
                                         ---------------------------------------------------------------

Weighted average common shares
  Basic and diluted                        19,950,000       17,600,000       20,234,000       17,700,000
                                         ---------------------------------------------------------------

Net loss per common share
  Basic and diluted                      $      (0.12)    $      (0.20)    $      (0.04)    $      (0.05)
                                         ---------------------------------------------------------------

See notes to unaudited condensed consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Nine months Ended January 31,
                                                                            2007           2006
                                                                        -----------    -----------
                                                                         (unaudited)    (unaudited)
Cash flows from operating activities
Net loss                                                                $(2,476,000)   $(3,574,000)

Adjustments to reconcile net loss to net cash
 used in operating activities:
  Stock-based compensation charge                                            19,000         70,000
  Depreciation and amortization                                             170,000        125,000
  Amortization of debt discount                                                  --      1,730,000
  Amortization of financing costs                                                --        294,000
Changes in operating assets and liabilities:
  Accounts receivable                                                      (114,000)        30,000
  Inventories                                                              (120,000)            --
  Prepaid expenses and other current assets                                   5,000         30,000
  Accrued penalties and interest (included in convertible debentures)       510,000        388,000
  Customer deposits                                                          93,000             --
  Accounts payable, accrued expenses and other                              816,000        294,000
  Interest payable                                                          409,000        248,000
  Due to affiliates                                                         148,000        149,000
  Deferred sublease income                                                  (35,000)       (35,000)
                                                                        --------------------------

Net cash used in operating activities                                      (575,000)      (251,000)
                                                                        --------------------------

Cash flows from investing activities
  Deposit on lease and purchase of equipment                               (146,000)      (162,000)
                                                                        --------------------------

Net cash used in investing activities                                      (146,000)      (162,000)
                                                                        --------------------------

Cash flows from financing activities
  Proceeds from issuance of subsidiary senior secured notes                 560,000        175,000
  Proceeds from accounts receivable financing                               622,000        159,000
  Payments of accounts receivable financing                                (484,000)       (86,000)
  Payments from affiliate                                                        --        165,000
                                                                        --------------------------

Net cash provided by financing activities                                   698,000        413,000
                                                                        --------------------------

Net decrease in cash                                                        (23,000)            --

Cash
  Beginning of period                                                        27,000         22,000
                                                                        --------------------------
  End of period                                                         $     4,000    $    22,000
                                                                        --------------------------

Supplemental disclosure of cash flow information,
  Cash paid during the period for interest                              $        --    $     1,000
                                                                        --------------------------

Supplemental disclosure of non-cash investing and financing
 activities:
  Note payable to Dicon for purchase of equipment                       $   330,000    $        --
                                                                        --------------------------
  Reclassify expired stock repurchase obligation to equity              $   330,000    $        --
                                                                        --------------------------
  Common stock issued in connection with stock to be issued             $    98,000    $        --
                                                                        --------------------------
  Stock issued for interest payment on convertible debentures           $        --    $    93,000
                                                                        --------------------------

See notes to unaudited condensed consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

Nine months ended January 31, 2007 (unaudited)

                                                        Nesco
                                     Series A          Series B
                                   Convertible        Convertible                                    Additional
                                 Preferred Stock    Preferred Stock           Common Stock            Paid-in        Accumulated
                                 Shares    Amount   Shares     Amount     Shares       Amount         Capital          Deficit
                                 ------    ------   ------     ------     ------       ------         -------          -------
Balances, May 1, 2006            67,000   $    --   117,055   $    --   17,736,225   $   18,000   $  14,061,000   $  (23,681,000)
Expiration of share
   repurchase obligation                                                 2,400,000        2,000        328,000
Stock compensation
   charge                                      --                  --                       --          19,000
Shares issued (see Note 10)                    --                  --    1,500,000        2,000         96,000
Net loss                                                                                                              (2,476,000)
                                 -----------------------------------------------------------------------------------------------
Balances, January 31, 2007,
   (unaudited)                   67,000   $    --   117,055   $    --   21,636,225   $   22,000   $  14,504,000   $  (26,157,000)
                                 ===============================================================================================

See notes to unaudited condensed consolidated financial statements.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying interim condensed consolidated financial statements and the accompanying notes included herein have been prepared by the Company, without audit, in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and therefore do not include all information and notes normally provided in the annual consolidated financial statements. These interim condensed consolidated financial statements should, therefore, be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company for the year ended April 30, 2006. These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the three and nine months ended January 31, 2007 and 2006. The results of operations for the three and nine months ended January 31, 2007 and 2006 are not necessarily indicative of the results for the full year.

Note 2. Discussion of the Company's Activities; Liquidity and Going Concern

Organization - Nesco Industries, Inc. (hereinafter referred to as "Nesco," we or, together with its wholly-owned subsidiaries, the "Company") is a Nevada corporation whose principal business is conducted through its wholly-owned subsidiaries, Hydrogel Design Systems, Inc. ("HDS") and, since January 2006, Foam Manufacturing, Inc. ("FMI"). HDS is engaged in the manufacturing, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel, which is used in various medical and cosmetic consumer products. FMI is engaged in the manufacture and sale of patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts for use in the cosmetic, medical, and household markets. The Company acquired the rights to produce the FMI products during October 2005, by agreement granting it the exclusive rights to manufacture and distribute these products in North America as described further in Note 4 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended April 30, 2006.

Liquidity and Going Concern - At January 31, 2007, the Company had $4,000 of cash and an accumulated deficit of approximately $26,157,000, a working capital deficit of approximately $2,463,000 and, for the nine months then ended, incurred a net loss of approximately $2,476,000 and used approximately $721,000 of cash in operations and investing activities. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's plan to deal with this uncertainty is to raise capital, refinance the convertible debt and notes payable and to improve operations through its ongoing activities and the new activities of FMI (which has not yet achieved profitability). On February 15, 2007, the Company issued approximately $4,456,000 of new senior secured convertible notes payable in exchange for gross proceeds of approximately $4,150,000 and was successful in restructuring approximately $9,959,000 of short term obligations, including all of its overdue debt. Such short term obligations and overdue debt were settled by the payment of approximately $2,428,000 in cash, promises to pay an additional approximately $321,000 in cash over time and committing to issue approximately 1,073,440,000 shares of common stock and five-year warrants to purchase approximately 397,030,000 shares of common stock as described further in Notes 6 and 11 to the condensed consolidated financial statements. The February 2007 financing and debt restructuring provides the Company with additional working capital in the short term but is not sufficient to fund its operations over the coming twelve months. As such, management plans to raise additional capital that will be necessary to operate the business over the next twelve months. However, there can be no assurance that managements' plan to raise capital or improve operations can result in the Company's continued operation as a going concern.

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

Note 3. Manufacturing Agreement and Related Activities and Concentrations

On October 3, 2005, the Company entered into a manufacturing agreement (the "Agreement") with an entity affiliated with a director of the Company ("Dicon") as described in its Annual Report on Form 10-KSB for the year ended April 30, 2006. Pursuant to that agreement, in June 2006, the Company paid $50,000 in cash and executed a three year note payable to Dicon for $330,000 in connection with the purchase of additional equipment contemplated to be purchased under the agreement. As of January 31, 2007, such additional equipment was not yet operational as significant electrical and other work necessary to its installation is not scheduled to be completed until the quarter ending April 30, 2007.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has been purchasing a significant amount of its materials requirements under the Agreement with Dicon directly from Dicon. As such, the Company owes Dicon approximately $304,000 for materials at January 31, 2007. To date, Dicon has allowed the Company to pay under extended credit terms due to the early start-up of production. Additionally, Dicon is FMI's main customer constituting virtually all of FMI's approximately $648,000 sales, and approximately 47% of consolidated sales, in the nine months ended January 31, 2007. Amounts receivable from Dicon are approximately $24,000 at January 31, 2007. Customer deposits includes approximately $100,000 for amounts advanced by Dicon for products billed but not yet shipped at January 31, 2007.

Note 4. Short Term Financing

Accounts Receivable Financing - Beginning in November 2005, the Company began raising short-term financing by accounts receivable financing. Under this program, specific accounts receivable are sold at a discount and the Company retains the right to repurchase the accounts, subject to a 2% per month financing charge. Additionally, beginning in April 2006, borrowings under this arrangement were extended to customer purchase orders. The Company records this as a financing transaction in which the receivables sold are carried on the condensed consolidated balance sheet and the amount of the repayment is reflected as a short-term debt. At January 31, 2007, approximately $166,000 of this liability was payable to a related party.

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

See also, Notes 6 and 11.

Note 6 - Short Term Obligations Settled or Refinanced to Long Term After January 31, 2007

The Company's intention has been to refinance or restructure certain obligations which were overdue. On February 15, 2007, the Company issued new 9% senior secured convertible notes payable for $4,456,000 yielding gross proceeds of approximately $4,150,000. In connection with the financing, the Company settled approximately $9,959,000 of existing obligations (as described below) in exchange for an aggregate $2,428,000 in cash, future payments of approximately $321,000, 1,073,440,000 shares of common stock and five year warrants to purchase 397,030,000 shares of common stock at $0.0046.

$7,242,000 of Convertible Debentures, Including Interest and Penalties Payable, in Default, settled for cash, common stock and warrants - The Company had the following convertible debentures outstanding at January 31, 2007:

                                                       Face      Registration      Accrued
                                 Due date             amount       penalties       interest       Total
                               -----------------    ----------    ----------     ----------    ----------

Senior secured parties         December  1, 2005   $ 2,295,000    $1,059,000       $311,000   $ 3,665,000

Officers and related parties   December 31, 2005     2,111,000             -        596,000     2,707,000

Other third parties            December 31, 2005       625,000            -         245,000       870,000
                                                    ----------    ----------     ----------    ----------
     Subtotal                                       $5,031,000    $1,059,000     $1,152,000    $7,242,000
                                                    ==========    ==========     ==========    ==========

These debts were settled on February 15, 2007 as follows:

                                                                 Cash to be        Common        Common stock
                                      Total                      paid over 2     shares to be   issuable under
                                     outstanding    Cash paid       years          issued        new warrants
                                     -----------   -----------   -----------     -----------      ----------
Senior secured parties               $ 3,665,000   $ 2,100,000   $        --      55,309,000              --
Officers and related parties:
   Former officer                        534,000        50,000        50,000              --       7,000,000
   Officer                               443,000            --            --      20,000,000

   Other related parties               1,730,000            --            --     173,151,000              --
                                     -----------   -----------   -----------     -----------      ----------
     Subtotal                          2,707,000        50,000        50,000     193,151,000       7,000,000
                                     -----------   -----------   -----------     -----------      ----------
Other third parties                      870,000            --            --      86,903,000       8,690,000
                                     -----------   -----------   -----------     -----------      ----------
     Subtotal                        $ 7,242,000   $ 2,150,000   $    50,000     335,363,000      15,690,000
                                     ===========   ===========   ===========     ===========      ==========

The new warrants are exercisable at $0.0046 per share until February 14, 2012

The registration penalties accrued at 2% per month until January 31, 2007, plus interest on the unpaid penalties at 18% per annum, due to the Company's failure to satisfy certain registration rights obligations to the senior secured parties.

The original debt discount and quarterly amortization of debt discount (in the three and nine months ended January 31, 2006) and interest expense on these instruments follows:

                                       Original Debt           Quarterly
Due to                                   Discount       Amortization   Interest
------                                  ----------       ----------   ----------
Senior secured parties                  $2,112,000       $  409,000   $   46,000
Officers and related parties             1,287,000          203,000       42,000
Other third parties                        571,000           90,000       13,000
                                        ----------       ----------   ----------
     Total                              $3,970,000       $  702,000   $  101,000
                                        ==========       ==========   ==========

The debt discount has been fully amortized as of December 31, 2005 and so there is no amortization in the nine months ended January 31, 2007.

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

The conversion features and related warrant exercise prices are as follows:

                                                     Total shares  Total shares
                               Conversion   Warrant  issuable on  issuable under
Description                       price      price    conversion    warrants (a)
-----------                   -------------  -----    ----------     ---------
Senior secured parties            $0.15      $0.25    15,300,000    15,300,000
Officers and related parties  $0.08 - $0.15  $0.15    21,050,747     2,111,230
Other third parties               $0.08      $0.15     7,500,000       625,000
                                                      ----------    ----------
     Total                                            43,850,747    18,036,230
                                                      ==========    ==========

      (a) Shares issuable under warrants and the exercise price of these warrants are subject to antidilution adjustment as a result of the February 15, 2007 financing and such calculations have not yet been made by the Company.

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

$743,000 Note and Interest Payable, in default, settled in cash -

On January 24, 1997, HDS entered into a promissory note with a customer for the purchase of $600,000 of manufacturing equipment from a third party. The note has been amended several times, the most recent of which was on April 21, 2004, and thereafter bore interest (payable at maturity) at 8% per annum and was due on December 31, 2005 as discussed further in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006.

This note was not paid on the maturity date of December 31, 2005 and is in default at January 31, 2007. Interest expense approximates $11,000 per quarter in all periods presented for this note.

The balance due on the note at January 31, 2007, approximately $743,000 consisting of approximately $555,000 in principal and $188,000 of accrued interest, was settled on February 15, 2007 in exchange for the payment of $200,000 in cash.

$855,000 Due to Related Party and Affiliates, settled in common stock and notes
- Due to related party and affiliates at January 31, 2007 consisted of: approximately $240,000 of temporary advances due to an entity owned by a related party, approximately $341,000 of unpaid rent and real estate taxes on our principal manufacturing facility due to an entity majority-owned by a related party of the Company and approximately $271,000 payable to the Company's Chief Executive Officer for unpaid salary from October 2005 through January 31, 2007. The amounts due for temporary advances ($240,000) and the amount due for unpaid rent and real estate taxes ($341,000) were settled on February 15, 2007 in exchange for 265,350,000 shares of common stock and warrants to purchase 137,098,000 shares of common stock at $0.0046 which expire on Febuary 14, 2012. The amount owed to the Company's Chief Executive Officer ($271,000) was deferred for payment until August 2009 ($136,000) and February 2010 ($136,000).

$1,119,000 of Subsidiary Senior Secured Notes settled in common stock and cash - During the nine months ended January 31, 2007, the Company raised approximately $560,000 by issuing additional 11% per annum subsidiary senior secured notes of FMI pursuant to a note purchase agreement as amended and restated on February 1, 2006. Such amount raises the total amount outstanding under such agreement to approximately $1,040,000. Such subsidiary senior secured notes were secured by all the assets of FMI and, as amended in October 2006, were due on the earlier of January 31, 2007 or the completion of a financing of at least $500,000. The notes were issued to directors and other related parties as well as third parties. In connection with the issuance of new senior secured convertible notes in February 2007 as described in Note 11, the subsidiary senior secured note holders agreed to: (a) forgo any interest beyond January 31, 2007 (b) convert their outstanding principal of $1,040,000 into 472,727,000 shares of common stock of the Company and warrants to purchase 244,242,000 shares at $0.0046 until February 14, 2012 and (c) the payment, in cash, of approximately $78,000 of interest.

Note 7. Customer Deposits

At January 31, 2007, approximately $831,000 of the $940,000 of customer deposits represents deposits from one customer to be applied against future purchase orders. The deposit is non-refundable but applicable to future purchases from the Company until December 31, 2009. To the extent that any portion of the deposits is not used for purchases by the end of calendar year 2009, the deposits will be forfeited. Also included in Customer deposits is approximately $100,000 for product billed but not shipped to Dicon.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Stockholders' Deficit

May 25, 2004 Share Exchange - On May 25, 2004, HDS consummated a share exchange agreement (the "Share Exchange") with Nesco whereby HDS became a majority-owned subsidiary of Nesco, and the holders of HDS common stock and debt acquired a majority interest of Nesco as described in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006. The Company had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the Share Exchange. However, the Company did not have the required number of authorized shares of common stock to complete the exchange on this basis. As such, it agreed to issue shares of its newly designated Series B Preferred Stock instead of common stock. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of common stock. Such amendment requires action by, or notification to, stockholders, which notification has been reflected in a November 16, 2004 preliminary information statement filed with the SEC in connection with an increase in the authorized common stock of the Company to 400,000,000 and the change of the Company's name to Aquametrix Inc. The information statement was completed and mailed to stockholders on March 5, 2007 and the related actions (increase in authorized common stock and name change) will be effective on March 26, 2007 or thereafter, at which time the Company will file the Certificate of Amendment and issue the common stock and operate under the name of Acquametrix Inc.

As part of the Share Exchange transaction, Nesco conditionally transferred its three wholly-owned subsidiaries to a consultant and interim officer of Nesco who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify Nesco against any claims and, in exchange therefore, received 3,000,000 shares of common stock of Nesco and certain related registration rights. As additional consideration for the indemnification by the transferee, Nesco agreed that if the transferee could not in good faith resell the shares of common stock in an arm's length transaction during, as amended, the twenty-four month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus certain outstanding legal fees or (ii) $330,000, then the Company would repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such repurchase. Such repurchase right expired unexercised on May 25, 2006. As such, the Company's obligation to repurchase the 2,400,000 common shares was included in current liabilities at an aggregate of $330,000 (the maximum amount the Company would be required to pay in the event of redemption) until the expiration of this obligation on May 25, 2006 at which time the liability was reclassified to common stock and additional paid-in-capital.

Loss per Common Share - Basic loss per common share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss, diluted net loss per common share was the same as basic net loss per common share for the three and nine months ended January 31, 2007 and 2006, since the effect of any potentially dilutive securities would be antidilutive.

The loss per common share at January 31, 2006 includes the then outstanding common shares in the aggregate of 20,136,225 shares less the 2,400,000 shares which were subject to redemption (see "May 25, 2004 Share Exchange" above). At January 31, 2007, such 2,400,000 are no longer subject to redemption and are therefore included, subsequent to May 25, 2006, in the calculation of loss per common share. The loss per common share for the three months ended January 31, 2007 and 2006 does not include 117,055 and 116,687 shares, respectively, of Series B preferred shares which will be converted into 87,791,250 and 87,515,250 common shares, respectively, 67,000 shares of Series A preferred shares which will be converted into 2,010,000 common shares, and 2,916,308 common shares for the prior HDS common and preferred holders who have not yet exchanged their shares. Although the Series A and Series B preferred shares will be automatically exchanged for common shares upon the filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, they have been excluded from loss per common share, in accordance with the Emerging Issues Task Force ("EITF") 03-6 as these securities have no contractual obligation to share in the losses of the Company.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following supplemental pro forma information is presented to illustrate the effects of the conversion of Series A and Series B preferred stock to common stock for the three and nine months ended January 31, 2007 and 2006:

                                                 Nine months ended                  Three months ended
                                                     January 31,                        January 31,
                                                2007             2006             2007             2006
                                             -----------      -----------      -----------      -----------

Net Loss                                   $  (2,476,000)   $  (3,574,000)   $    (772,000)   $    (905,000)
Weighed average common shares
 Outstanding, Basic and diluted              112,670,000      110,200,000      112,950,000      110,300,000
Loss per common share, basic and diluted   $        (.02)   $        (.03)   $        (.01)   $        (.01)

The loss per common share does not include an aggregate of 56,436,304 warrants and options outstanding and 43,850,747 shares issuable under the terms of convertible debt. The effect of these securities would be antidilutive. See also, Notes 6 and 11.

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

The following table illustrates the effect on net loss and loss per common share for the three and nine months ended January 31, 2006 as if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation".

                                                        Nine            Three
                                                    months ended    months ended
                                                     January 31,     January 31,
                                                        2006            2006
                                                    -----------     -----------
Net loss, as reported                               $(3,574,000)    $  (905,000)
Add: Total stock-based employee compensation
expense determined under fair value based
method, net of related tax effects                       45,000          15,000
                                                    -----------     -----------
Pro forma net loss                                  $(3,589,000)    $  (920,000)
                                                    ===========     ===========
Net loss as reported                                $     (0.20)    $     (0.05)
                                                    ===========     ===========
Pro-forma net loss per common share                 $     (0.20)    $     (0.05)
                                                    ===========     ===========

Note 9. Significant Customers

Customers accounting for 10% or more of revenue for the three and nine months ended January 31, 2007 and 2006 are as follows:

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                        Nine months               Three months
                                           ended                      ended
                                     -----------------         -----------------
                                         January 31,               January 31,
                                     2007         2006         2007         2006
                                     ----         ----         ----         ----
Customer A                            47%           0%          44%           0%
Customer B                            13%          13%          28%          17%
Customer C                            10%          23%           7%          11%
Customer D                             5%          10%           4%           6%
Customer E                             3%          20%           7%           0%
                                      --           --           --           --
                                      78%          62%          90%          44%
                                      ==           ==           ==           ==

Accounts receivable from these customers aggregated approximately $242,000 at January 31, 2007.

Note 10. Commitments and Contingencies

Employment Agreement

On May 19, 2004, as amended on November 22, 2004, the Company entered into a five-year employment agreement with its chief executive officer calling for annual compensation of $120,000 until December 31, 2004, $200,000 effective January 1, 2005 and 10% increases each year on December 31, during the term of the agreement. See the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006 for a more complete description of this agreement including bonus and stock option provisions. Beginning in October 2005, the Company ceased making payments on this agreement due to its cash deficiency. Services continued to be provided and accruals continued to be made for unpaid compensation. At January 31, 2007, approximately $271,000 was included in accounts payable and accrued expenses for unpaid compensation under such employment agreement. See Notes 6 and 11 regarding the rescheduling of this obligation in February 2007.

Consulting Agreements

On November 1, 2004, the Company entered into a one-year advisory services agreement which provides for compensation of $10,000 per month, of which $1,800 was payable in cash and $8,200 was payable, at the Company's discretion, in cash or in common stock of the Company. The common stock payment was based each month on the closing bid price of the Company's common stock on the first day of the month for which payment is due. The consultant has customary piggyback registration rights with respect to any shares issued under this agreement. The fair value of the shares due under the agreement (approximately $98,000, calculated on a monthly basis to be 1,100,837 shares) has been charged to operations and this amount had been included in current liabilities as these shares have not been issued at January 31, 2007. This agreement expired at the end of its term on November 1, 2005. In November 2006, this consultant filed a claim against the Company to receive its accrued but unpaid compensation. In January 2007, such litigation was settled in exchange for the issuance of 1,500,000 shares and the payment of approximately $16,000. The difference between value of the shares delivered (1,500,000) and the amount previously accrued for a lower amount of shares to deliver (1,110,837) is not significant.

On December 20, 2004, the Company entered into a one-year advisory services agreement which provides for compensation in the form of a five year warrant to purchase 204,000 shares of the common stock of the Company at an exercise price of $0.15. The warrants vest at the rate of 1/3 immediately, 1/3 on the six month anniversary of the agreement and 1/3 one year from the date of the agreement. The fair value of the warrants vested (approximately $30,000) were charged to operations in the aggregate of approximately $10,000 in the prior fiscal year and approximately $10,000 each in the quarters ended July 31, 2005 and January 31, 2006.

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

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company believes that the above matters, which are related to business activities prior to its merger in 2004, are covered by the indemnification provided under the Share Exchange completed on May 25, 2004. The Company is presently communicating with counsel, the judgment creditor and the indemnifying party as well as the Plaintiff in the Pennsylvania matter. However, given the aggregate amounts and complexity of these matters, the Company believes that it may have to settle or satisfy such matters. Settlement discussions have commenced. While the amount of any settlement and the extent of recoveries that could be expected under indemnification are uncertain, the Company has accrued approximately $100,000 during the nine months ended January 31, 2007 as its estimate of settlement and legal costs that may not be recoverable under indemnification.

Except for the above and claims against former subsidiaries of Nesco, as described in the Company's April 30, 2006 10-KSB filing, the Company and its subsidiaries were not involved in any other material legal proceedings during the three and nine months ended January 31, 2007.

The NAC entities, formerly subsidiaries of Nesco, are subject to a number of claims and alleged violations. Pursuant to the stock purchase and assumption agreement dated as of April 29, 2004, and completed as part of the terms of the Share Exchange with HDS on May 25, 2004, between Nesco and NAC Calabria Acquisition Corporation (the "Purchaser"), the Company believes the Purchaser became responsible for all liabilities of our previous business conducted by the NAC Entities. See, however, Note 8.

Note 11. Financing and restructuring completed subsequent to January 31, 2007

Issuance of new senior secured convertible notes in February 2007 -

On February 15, 2007, the Company consummated a financing transaction with certain unaffiliated accredited institutional investors (the "Investors") from which the Company received gross proceeds of approximately $4,150,000. In connection with the financing, pursuant to the terms of a Securities Purchase Agreement, the Company issued senior secured convertible promissory notes to the Investors in the aggregate original principal amount of approximately $4,456,000 million (the "Notes"), five-year warrants (the "Warrants") to purchase an aggregate of approximately 480,000,000 shares of our common stock at a price (subject to certain adjustments) of $0.00464 per share. As security for our obligations, we, along with our subsidiaries, HDS, FMI and Converting Sciences, Inc. (together, our "Subsidiaries") entered into a Security Agreement with a collateral agent appointed by the Investors, pursuant to which the Company and its subsidiaries granted a security interest in all of our assets to the Investors. Subsidiaries are also parties to a guaranty pursuant to which they have agreed to unconditionally guaranty the Company's obligations under the Notes and the Warrants and the documents entered into by us in connection with the sale of the Notes and the Warrants. We also entered into a Registration Rights Agreement, pursuant to which we agreed to register for resale the shares of our common stock into which the Notes are convertible and the shares of our common stock for which the Warrants are exercisable.

We have used or will use the proceeds from the financing for the payment of fees and expenses relating to the financing, for general working capital and for the settlement or repayment of certain pre-existing indebtedness (the "Indebtedness"). The Indebtedness that has been repaid with proceeds from the financing includes payments totaling approximately $2.1 million pursuant to the settlement agreements entered into with the holders of our senior secured convertible notes, a payment of $200,000 in settlement of the principal and interest owed on a debenture held by a secured creditor, an initial payment of $50,000 in settlement of the principal and interest owed on a debenture held by a former officer and director and payment of approximately $78,000 of interest on certain senior secured subsidiary notes payable that were converted to common stock as discussed in Note 6. The balance of the proceeds will be used to pay transaction expenses and for working capital.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary description of certain of the agreements entered into in connection with the transaction described.

Securities Purchase Agreement - The Securities Purchase Agreement provides for the sale, in two closings, of up to an aggregate amount of $5,000,000 principal amount of the Notes for which the purchaser will pay approximately $0.93 for each $1.00 principal amount of Notes purchased. In the initial closing, which occurred on February 15, 2007, we sold approximately $4,456,000 principal amount of Notes and issued five year Warrants to purchase approximately 480,000,000 shares of our common stock at a price (subject to certain adjustments) of $0.00464 per share. In any second closing, which may occur at any time prior to our filing a registration statement to cover the resale of shares of common stock to be issued upon conversion of the Notes or exercise of the Warrants, we may sell up to $544,000 principal amount of Notes at the Purchase Price of $0.9300 for each $1.00 of principal amount of Notes and Warrants to acquire up to approximately 58,600,000 shares of Common Stock. The Securities Purchase Agreement provides to the Investors, for so long as the Notes remain outstanding, a right of first refusal with respect to subsequent placements of equity or equity equivalent securities by us.

Notes - The Notes bear interest at the rate of 9% per year, payable monthly in arrears, commencing March 1, 2007. We will be required to make monthly principal payments on the Notes beginning on April 1, 2008. Subject to certain mandatory prepayment provisions and events of default, unpaid principal and interest due under the Notes will become due and payable on February 15, 2009. Each Note is convertible, at the option of the holder, into shares of our common stock at a price of $0.00464 per share (the "Conversion Price"), subject to adjustment for stock splits, stock dividends, or similar transactions, sales of our common stock at a price per share below the Conversion Price or the issuance of convertible securities or options or warrants to purchase shares of our common stock at an exercise price or conversion price that is less than the Conversion Price.

Generally, the Notes provide for optional redemption by us at a redemption price equal to the greater of (i) 120% of the face amount redeemed (110% of the face amount redeemed for the first six months immediately following the date of issuance) and (ii) the product of (A) the remaining amount of the Note to be redeemed (including accrued and unpaid interest and late charges) divided by the conversion price in effect at the time of redemption and (B) the Weighted Average Price (as defined in the Note) at the time of such redemption.

The Note issued to one participant lender provides for optional redemption by us only if (i) the Equity Payment Conditions (as defined in such Note) have all been met for each of the prior twenty (20) Trading Days, and (ii) the Market Price (as defined) of the Common Stock for each of the prior twenty (20) Trading Days exceeds 200% of the initial Conversion Price for that Note. If these conditions are and remain satisfied, that Note may be redeemed by us at a redemption price of 120% of the outstanding principal amount of the Note being redeemed (110% of the of the outstanding principal amount redeemed for the first six months immediately following the date of issuance), plus any accrued and unpaid Interest, fees and penalties. In addition, the holder of that Note will have the option to participate in any optional redemption being made by us with respect to the other Notes.

Events of default will result in a default rate of interest of 18% per year and the holder may require that the Note be redeemed at the Event of Default Redemption Price (as defined in the Note). The Event of Default Redemption Price includes various premiums depending on the nature of the event of default.

The Note also provides that in the event of a Change of Control (as defined in the Note), the holder may require that such holder's Note be redeemed at the Change of Control Redemption Price (as defined in the Note).

Warrants - The Warrants are exercisable at a price of $0.00464 per share for a period of five years from the date of issuance. The Warrants may also be exercised on a cashless basis. The exercise price will be subject to adjustment in the event of subdivision or combination of shares of our common stock and similar transactions, distributions of assets, issuances of shares of common stock with a purchase price below the exercise price of the Warrants, issuances of any rights, warrants or options to purchase shares of our common stock with an exercise price below the exercise price of the Warrants, issuances of convertible securities with a conversion price below the exercise price of the Warrants.

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Registration Rights Agreement - The Registration Rights Agreement requires us to file a registration statement covering the resale of the shares underlying the Notes and the Warrants within 75 calendar days after the first closing date. We are required to cause such registration statement to become effective on or before the date which is 90 calendar days after the filing of such registration statement. In addition to it being an event of default under the Notes, if we fail to file such registration statement in the time frame required, fail to cause it to become effective in the time frame required, or fail to maintain the effectiveness of the registration statement as required by the Registration Rights Agreement, we will be required to make certain Registration Delay Payments (as defined in the Registration Rights Agreement), which shall not exceed, in the aggregate, 10% of the aggregate Purchase Price (as defined in the Note). Any amount we would owe in excess of that cap would cause the exercise price of the Warrants to immediately be reduced.

Settlement of Overdue Indebtedness in February 2007 -

Contemporaneously with the closing of the financing, we settled certain of our outstanding Indebtedness and obtained the release of security interests in favor of the holders of the Indebtedness in exchange for the commitment to issue 1,073,440 shares of common stock, warrants to purchase 397,030,000 shares of common stock, cash of $2,428,000 and promises to pay of $321,000 as described above and further in Note 6.

Summary -

Subsequent to the transactions described above and in Note 6, the Company's common stock includes the following:

                                                                               Shares subject to
                                                                Common           Warrants and
                                                                Shares           Convertibles
                                                            -------------       -------------
Outstanding at January 31, 2007                                21,636,000           56,436,000 (b)
Outstanding Preferred A shares, automatically convert (a)       2,010,000
Outstanding Preferred B shares, automatically convert (a)      90,708,000
Stock to be issued                                                557,000
                                                            -------------       -------------
     Subtotal                                                 114,911,000          56,436,000
Shares in February 2007 settlement of debts                 1,073,440,000         397,030,000
Shares issuable on conversion of February 2007 notes                              960,345,000
Shares issuable under February 2007 warrants issued                               480,000,000
                                                            -------------       -------------
     Total                                                  1,188,351,000       1,893,811,000
                                                            =============       =============

(a) These shares automatically convert to common stock pursuant to their terms once an increase to the authorized common stock becomes effective after March 26, 2007 pursuant to a notice to shareholders.

(b) The price and number of these outstanding warrants are subject to adjustment for anti-dilution as a result of the February 2007 financing and stock issuances. The amount of such adjustment has not yet been determined by the Company.

The Company currently does not have a sufficient number of authorized common shares to issue all of the shares under the February 2007 settlement of debts and the convertible notes and related warrants. There is currently pending an increase to the Company's authorized shares to 400,000,000 shares pursuant to an Information Statement mailed to shareholders on March 5, 2007 in connection with the 2004 Share Exchange as discussed in Note 8. The Company intends to seek a reverse split of its shares to accommodate the additional shares issuable as a result of the February 2007 transactions.

Under the terms of both the convertible notes and the related warrants, the Company has an obligation to make a cash payment, as defined in the related note and warrant agreements, to the holders of the convertible notes or warrants if the holders exercise their right to convert the notes or exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise during a defined period after such notes have been

NESCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

converted or warrants have been exercised. Accordingly, we believe that generally accepted accounting principles will require us to account for fair value of the potential liability under the convertible notes and warrants and to revalue such liability at the end of each quarterly reporting period. Further, the Emerging Issues Task Force ("EITF") has recently released EITF 0019B which requires companies to compute the likelihood of a liability under registration rights agreements such as the one entered into in the February 2007 financing discussed above. The Company has not yet completed such calculations.

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

Financial Risks

      o We have a limited operating history and we anticipate continued losses.
      o Our financial condition raises substantial doubt about our ability to continue as a going concern.
      o     We currently have significant amounts of debt.

Risks Related to our Business

      o     We are dependent on proprietary know-how. We hold limited patents.
      o We are dependent on the services of key personnel the loss of which would have a material adverse effect on our operations.
      o     We are dependent on outside suppliers for raw materials.
      o We are dependent on significant customers, the loss of which would have an adverse effect on our business.
      o Our Foam Manufacturing Inc. operations were recently started and have all the attendant risks of any start-up operation.

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

Overview, Background and History; Share Exchange Agreement

Nesco Industries, Inc. (hereinafter referred to as "Nesco" or, together with its wholly-owned subsidiaries, the "Company") is a Nevada corporation whose principal business is conducted through its wholly-owned subsidiaries, Hydrogel Design Systems, Inc. ("HDS") and, since January 2006, Foam Manufacturing, Inc. ("FMI"). HDS is engaged in the manufacturing, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel, which is used in various medical and cosmetic consumer products. FMI is engaged in the manufacture and sale of patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts for use in the cosmetic, medical, and household markets. The Company acquired the rights to produce the FMI products during October 2005, when it entered into an agreement which grants it the exclusive rights to manufacture and distribute these products in North America, as described further in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006. Between January 2006 and April 2006, FMI's activities consisted of start-up activities and in April 2006 FMI made its first shipment to a customer. The Company expects FMI's operations to constitute a significant portion of its revenues going forward and FMI currently is dependant on one significant customer.

Prior to April 29, 2004, Nesco was a "shell company" having ceased business operations and it became inactive in May 2003. Prior to May 2003, Nesco was a provider of asbestos abatement and indoor air quality testing, monitoring and remediation services. Nesco provided services through its wholly-owned subsidiary National Abatement Corporation ("NAC") and other wholly-owned subsidiaries including NAC/Indoor Air Professionals, Inc. ("IAP") and NAC Environmental Services, Inc. ("NACE").

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

The Company had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the Share Exchange. However, the Company did not have the required number of authorized shares of common stock to complete the exchange on this basis. As such, it agreed to issue shares of its newly designated Series B Preferred Stock instead of shares of common stock, which common stock has not been issued. Upon filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Series B Preferred Stock will be automatically converted into shares of common stock. A definitive information statement was mailed to stockholders on March 5, 2006. After a required 20 day waiting period, on or after March 26, 2007 the Company intends to file the Certificate of Amendment and issue the common stock.

As part of the Share Exchange, Nesco conditionally transferred its three wholly-owned subsidiaries, NAC, IAP and NACE, to a consultant and interim officer of Nesco who resigned his position as officer at the time of the transfer. The transferee assumed all liabilities and obligations with respect to these subsidiaries and agreed to indemnify the Company against any claims and, in exchange therefore, received 3,000,000 shares of common stock of the Company and certain related registration rights. As additional consideration for the indemnification by the transferee, the Company agreed that if the transferee could not in good faith resell the shares of common stock in an arm's length transaction during, as amended, the twenty four-month period immediately following the closing for a price equal to the lesser of (i) all liabilities resulting from the agreement between NAC and its labor union plus legal fees or
(ii) $330,000, then the Company will repurchase from the transferee 2,400,000 of the common shares at that amount upon written notice from the transferee requesting such. The repurchase of the 2,400,000 common shares, which were subject to redemption by the transferee, were included in current liabilities at an aggregate of $330,000, the maximum amount the Company would be required to pay in the event of redemption, until such obligation expired on May 26, 2006, at which time the shares were reclassified to common stock and additional paid in capital.

On February 15, 2007, the Company issued approximately $4,456,000 of new senior secured convertible notes payable in exchange for gross proceeds of approximately $4,150,000 and was successful in restructuring approximately $9,959,000 of short term obligations, including all of its overdue debt. Such short term obligations and overdue debt were settled by the payment of approximately $2,150,000 in cash, promises to pay an additional approximately $321,000 in cash over time and committing to issue approximately 1,073,440,000 shares of common stock and warrants to purchase approximately 397,030,000 shares of common stock as described further in Notes 6 and 11 to the condensed consolidated financial statements. The new senior secured convertible notes payable bear interest at 9% per annum and are convertible into 960,000,000 shares of common stock of the company and were issused with warrants to purchase 480,000,000 shares of common stock at $0.00464 until February 15, 2012 and contain customary registration and anti-dilution rights.

Results of Operations

Nine months ended January 31, 2007 compared to the nine months ended January 31, 2006

Results of operations for the nine months ended January 31, 2007 reflect the following changes from the prior period:

                                           Nine months ended
                                              January 31,
                                              -----------
                                          2007           2006          Change
                                      -----------    -----------    -----------
Revenues                              $ 1,367,000    $   823,000    $   544,000
Gross profit (loss)                      (656,000)        50,000       (706,000)
General and administrative
expenses                                  898,000        892,000          6,000
Loss from operations                   (1,554,000)      (842,000)       712,000
Other expense                            (922,000)    (2,732,000)    (1,810,000)
Net loss                              ($2,476,000)   ($3,574,000)   ($1,098,000)

Revenues in the nine months ended January 31, 2007 consisted of approximately $719,000 of sales of HDS products and approximately $648,000 of FMI products. No FMI products were sold in the nine months ended January 31, 2006 and therefore the entire increase in the current year is due to FMI. The decrease in HDS sales of approximately $104,000 (13%) resulted from sales to one significant customer in the nine months ended January 31, 2006 which did not recur in the nine months ended January 31, 2007. This decrease in HDS revenues was more than offset by the sales of FMI products.

Gross profit was negatively impacted by operating losses at FMI of approximately $650,000 primarily as a result of start-up costs as well as fixed costs, such as occupancy, being spread over a low volume of revenue and high materials usage and labor expenses that reflect start-up production of FMI's products and not volume production.

The change in general and administrative expenses reflects reductions in expenses for payroll and corporate overhead costs which were offset by a provision for potential losses on certain pre-merger litigation matters for approximately $100,000 during the nine months ended January 31, 2007 (see Note 10 to condensed consolidated financial statements).

The decrease in other expense reflects principally the reduction in amortization of debt discount and financing costs of $2,024,000 in the nine months ended January 31, 2007 due to such costs being fully amortized as of December 31, 2005. This reduction was partially offset by an increase in interest expense of approximately $92,000 due to higher debt levels. Penalties under registration rights agreement and related interest of approximately $510,000 is associated with the Company's failure to perform under a registration rights agreement in favor of debt holders who were paid in February 2007. Pursuant to agreement with such former creditors, these penalties and interest will cease to accrue as of January 31, 2007. The increase over the prior year reflects the period of penalty and higher interest on unpaid penalties.

Three months ended January 31, 2007 compared to the three months ended January 31, 2006

Results of operations for the three months ended January 31, 2007 reflect the following changes from the prior period:

                                           Three months ended
                                               January 31,
                                               -----------
                                           2007           2006          Change
                                        ---------      ---------      ---------
Revenuse                                $ 472,000      $ 190,000      $ 282,000
Gross profit (loss)                      (186,000)       (57,000)       129,000
General and administrative
expenses                                  263,000        228,000         35,000
Loss from operations                     (449,000)      (285,000)       164,000
Other expense                            (323,000)      (620,000)      (297,000)
Net loss                                ($772,000)     ($905,000)     ($133,000)

Revenues in the three months ended January 31, 2007 consisted of approximately $257,000 of sales of HDS products and approximately $214,000 of FMI products. No FMI products were sold in the three months ended January 31, 2006. The decrease in HDS sales of approximately $67,000 (35%) resulted from sales to one significant customer in the three months ended January 31, 2006 which did not recur in the three months ended January 31, 2007. This decrease in HDS revenues was more than offset by revenues of FMI products.

Gross profit was negatively impacted by operating losses at FMI of approximately $183,000 primarily as a result of start-up activities as well as fixed costs, such as occupancy, being spread over a low volume of revenue and materials usage and labor expenses that reflect start-up production not volume production.

The decrease in other expense reflects principally the reduction in amortization of debt discount and financing costs of $368,000 in the three months ended January 31, 2007 due to such costs being fully amortized as of December 31, 2005. This reduction was partially offset by an increase in interest expense of approximately $39,000 due to higher debt levels. Penalties under registration rights agreement and related interest of approximately $178,000 is associated with the Company's failure to perform under a registration rights agreement in favor of creditors that were paid in February 2007. Pursuant to agreement with such creditors, these penalties and interest will cease at accrue January 31, 2007. Such penalties increased by approximately $33,000 in the three months ended January 31, 2007 compared to approximately $146,000 in the three months ended January 31, 2006 due to higher interest on unpaid penalties.

Trends

The Company's historical revenue run rate is not at a level of profitable operations. The Company experiences high fixed costs of maintaining a Good Manufacturing Practices ("GMP") manufacturing facility (including FDA regulated medical device manufacturing) and trained staff. As such, operations continued to generate operating losses, and management anticipates operations will continue to generate losses in the absence of increased revenues or significant cost reductions. Revenue levels are highly dependant on the stage of development of customer projects. Customers generally order sporadically or in small production runs while they perform testing and market analysis. It is difficult to assess when large scale production orders may be received although several are being actively pursued. Revenue levels would need to increase significantly or costs would need to be reduced significantly or other synergies would have to be developed for the business to generate operating income.

One strategic effort to increase revenue and realize synergies is evidenced by the October 2005 manufacturing agreement with Dicon. In the Dicon Agreement the Company acquired rights to produce and distribute, in North America, patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts that have characteristics that are somewhat similar to our HDS products. Further, these new products address many of the same markets, customers and end users as the HDS products, namely cosmetic, medical, and household markets. Furthermore, there are production similarities between the manufacturing processes for these new products and the HDS manufacturing processes. We have opened a manufacturing facility for production of these new products within close proximity to our existing HDS manufacturing facility. Therefore, our strategy in acquiring the rights under the Dicon Agreement is to achieve revenue growth as well as production, management and marketing synergies with our HDS business.

The Company started selling these new products under the Dicon Agreement in the last week of April 2006. Sales of such products during the nine months ended January 31, 2007 have aggregated approximately $648,000, approximately 47% of consolidated revenues. Although the Company has added significant revenues under the Dicon Agreement, losses from operations have increased rather than decreased. This is generally because revenue levels are not yet sufficient to absorb additional facilities, equipment and personnel that were added to take advantage of this opportunity. During July 2006, the Company added an additional $380,000 of equipment to produce the Dicon Agreement products which is not yet operational but is expected to become operational during the fourth quarter of fiscal 2007. Getting the equipment operational has been hampered by the constraints of our limited cash. It is expected that this additional equipment would add additional production and sales capacity and that such additional activity will require additional investments in human resources to operate and manage. Currently, Dicon is the principal customer for these new products until the Company can generate its own sales and marketing opportunities.

There are new risks and uncertainties associated with FMI including the risks of start-up manufacturing and sales.

Liquidity, Capital Resources and Going Concern

The Company's liquidity at January 31, 2007 compared to April 30, 2006 is as follows:

                                    January 31,      April 30,
                                       2007            2006            Change
                                   ------------    ------------    ------------
Cash                               $      4,000    $     27,000    ($    23,000)
                                   ------------    ------------    ------------
Deficit in working capital         $  2,463,000    $ 10,214,000    ($ 7,751,000)
                                   ------------    ------------    ------------
Liabilities in excess of assets    ($11,631,000)   ($ 9,602,000)   $  1,937,000
                                   ------------    ------------    ------------

Subsequent to January 31, 2007, on February 15, 2007, the Company issued approximately $4,456,000 of new senior secured convertible notes payable in exchange for gross proceeds of approximately $4,150,000 and was successful in restructuring approximately $9,959,000 of short term obligations, including all of its overdue debt. Such short term obligations and overdue debt were settled by the payment of approximately $2,428,000 in cash, promises to pay an additional approximately $321,000 in cash over time and committing to issue approximately 1,073,440,000 shares of common stock and warrants to purchase approximately 397,030,000 shares of common stock as described further in Notes 6 and 11 to the condensed consolidated financial statements. The new senior secured convertible notes payable are convertible into 960,000,000 shares of common stock of the company, bear interest at 9% per annum and are payable, beginning with installments in April 2008, in February 2009 and contain customary registration and anti-dilution rights.. The note holders were also granted warrants to purchase 480,000,000 shares of common stock at $0.0046 prior to February 14, 2012 and such warrants contain anti-dilution protection.

The February 2007 financing and debt restructuring provides the Company with additional working capital in the short term however the Company currently does not have the liquidity or financing available to it to fund its operations for the next 12 months without additional capital being raised and/or significant improvement in operations. The Company continues to experience losses from operations subsequent to January 31, 2007. Net cash used in operating and investing activities in the nine months ended January 31, 2007 was approximately $721,000, which was largely funded by net accounts receivable financing of approximately $138,000 and the issuance of additional subsidiary senior secured notes of approximately $560,000. Under the February 2007 financing, these sources of financing are no longer available to the Company. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.

In the nine months ended January 31, 2007, the following items impacted liquidity significantly:

      o     net loss of approximately $2,476,000
      o settlement or restructuring of approximately $9,959,000 of overdue obligations in February 2007 which have been reclassified to non-current in the January 31, 2007 condensed consolidated financial statements

The Company continues to address its significant liquidity shortage. In addition to the February 2007 financing and debt restructure, the Company is attempting to improve its liquidity through a combination of measures including increasing revenues at its HDS operation, increasing Company-wide revenues by the manufacture and sale of the FMI products and raising a significant amount of new capital.

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

Critical Accounting Estimates and New Accounting Pronouncements

Under the terms of both the convertible notes and the related warrants issued by the Company in February 2007 as discussed in Note 11 to the condensed consolidated financial statements, the Company has an obligation to make a cash payment, as defined in the related note and warrant agreements, to the holders of the convertible notes or warrants if the holders exercise their right to convert the notes or exercise the warrants and we subsequently fail to deliver a certificate representing the shares to be issued upon such exercise during a defined period after such notes have been converted or warrants have been exercised. Accordingly, we believe that generally accepted accounting principles will require us to account for the fair value of the potential liability under the convertible notes and warrants and to revalue such liability at the end of each quarterly reporting period. Further, the Emerging Issues Task Force ("EITF") has recently released EITF 0019B which requires companies to compute the likelihood of a liability under registration rights agreements such as the one entered into in the February 2007 financing discussed above. The Company has not yet completed such calculations

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer (who are the same person), have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended). Based on such evaluation, such officer has concluded that the disclosure controls and procedures are effective as of January 31, 2007.

Changes in Internal Controls over Financial Reporting. There have been no changes during the Company's third quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1. - Legal Proceedings

On October 27, 2006, a complaint was filed against the Company by Strategic Corporate Initiatives, Ltd. in the Supreme Court of Nassau County alleging nonpayment of $116,400 of consulting fees alleged to be due. On January 25, 2007, this litigation was settled in exchange for the issuance of 1,500,000 shares of common stock and the payment, in February 2007, of $16,200.

Item 5. Other information

On February 22, 2007, the Company filed a Form 8-K in connection with a financing and debt restructuring that was completed on February 15, 2007. A description of the transactions and copies of the transaction documents are contained in the Form 8-K filing.

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

                                        NESCO INDUSTRIES, INC.


                                        By: /s/ Matthew L. Harriton
                                            ---------------------------------
                                            Matthew L. Harriton
                                            President, Chief Executive
                                            and Chief Financial Officer

Dated: March 16, 2007

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